Form 10-Q
period 2000-03-31
VIROLOGIC INC
filed 2000-06-15
CIK 1094961

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------
                                    FORM 10-Q
                          -----------------------------

    (MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _______.


                        COMMISSION FILE NUMBER: 000-30369


                                 VIROLOGIC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                       DELAWARE                              94-3234479
           (State or Other Jurisdiction of                  (IRS Employer
            Incorporation or Organization)               Identification No.)



                              270 EAST GRAND AVENUE
                          SOUTH SAN FRANCISCO, CA 94080
                    (Address of principal executive offices)


                         TELEPHONE NUMBER (650) 635-1100
              (Registrant's telephone number, including area code)


        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                YES [ ]         NO [X]


        AS OF MAY 31, 2000 THERE WERE 19,728,263 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.


================================================================================

                                 VIROLOGIC, INC.
                                      INDEX


PART I.    FINANCIAL INFORMATION                                                           PAGE NO.
           ITEM 1 - FINANCIAL STATEMENTS

           Condensed Balance Sheets as of March 31, 2000 and December 31, 1999...........      2

           Condensed Statements of Operations
           For the three months ended March 31, 2000 and 1999............................      3

           Condensed Statements of Cash Flows
           For the three months ended March 31, 2000 and 1999............................      4

           Notes to Condensed Financial Statements.......................................      5

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...........................................      8

PART II.   OTHER INFORMATION

           ITEM 1 - LEGAL PROCEEDINGS....................................................     15

           ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS............................     15

           ITEM 3 - DEFAULTS UPON SENIOR SECURITIES......................................     15

           ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................     16

           ITEM 5 - OTHER INFORMATION....................................................     16

           ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.....................................     16

SIGNATURES...............................................................................     17

                                 VIROLOGIC, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                       MARCH 31,     DECEMBER 31,
                                                                         2000          1999
                                                                       --------       --------
                                                                     (unaudited)         (1)
ASSETS
Current assets:
Cash and cash equivalents .......................................      $ 13,905       $  2,208
Accounts receivable, net of allowance for doubtful accounts of
   $310 and $63, respectively ...................................           502            550
Inventory .......................................................           410            287
Restricted cash .................................................         1,308            950
Other current assets ............................................           378            310
                                                                       --------       --------
   Total current assets .........................................        16,503          4,305

Property and equipment, net .....................................         5,221          5,028
Other assets ....................................................         1,689            444
                                                                       --------       --------

   Total assets .................................................      $ 23,413       $  9,777
                                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities ........................      $  3,250       $  2,326
Accrued compensation ............................................         1,093            560
Current portion of loan .........................................         1,115            897
                                                                       --------       --------
   Total current liabilities ....................................         5,458          3,783

Long-term portion of loan .......................................         1,428          1,051
Long-term deferred rent .........................................           237            245

Commitments and contingencies
Stockholders' equity:
Preferred stock .................................................            18             10
Common stock ....................................................             5              5
Additional paid-in capital ......................................        56,535         38,812
Deferred compensation ...........................................        (5,157)        (4,478)
Notes receivable from officers and employees ....................           (42)           (46)
Accumulated deficit .............................................       (35,069)       (29,605)
                                                                       --------       --------
   Total stockholders' equity ...................................        16,290          4,698
                                                                       --------       --------
   Total liabilities and stockholders' equity ...................      $ 23,413       $  9,777
                                                                       ========       ========




(1) Derived from the audited financial statements included in the Company's Registration on Form S-1, No. 333-30896.



            See accompanying notes to Condensed Financial Statements.

                                 VIROLOGIC, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                               2000           1999
                                                             --------       --------
                                                                   (unaudited)
Revenue ...............................................      $    877       $     85
Operating costs and expenses:
   Cost of revenue ....................................           684             80
   Research and development ...........................         2,275          1,595
   Sales, general and administrative
     (including non-cash stock based compensation of
     $970 and $0, respectively) .......................         3,440            855
                                                             --------       --------
Total costs and operating expenses ....................         6,399          2,530
                                                             --------       --------
Operating loss ........................................        (5,522)        (2,445)

Interest income .......................................           115            102
Interest expense ......................................           (57)           (69)
                                                             --------       --------
Net loss ..............................................      $ (5,464)      $ (2,412)
Deemed dividend to preferred stockholders .............        15,700            ---
                                                             --------       --------
Net loss allocable to common stockholders .............      $(21,164)      $ (2,412)

Basic and diluted net loss per common share ...........      $  (4.19)      $  (0.51)
                                                             ========       ========
Weighted-average shares used in computing basic
    and diluted net loss per common share .............         5,043          4,758
                                                             ========       ========



            See accompanying notes to Condensed Financial Statements.

                                 VIROLOGIC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                      2000           1999
                                                                    --------       --------
                                                                          (unaudited)
OPERATING ACTIVITIES
Net loss .....................................................      $ (5,464)      $ (2,412)
Adjustments to reconcile net loss to net cash
      used in operating activities:
Depreciation and amortization ................................           349            209
Stock-based compensation .....................................         1,004            ---
Changes in assets and liabilities:
      Accounts receivable ....................................            48            (16)
      Inventory ..............................................          (123)          (208)
      Other current assets ...................................           (68)           (68)
      Accounts payable and other current liabilities .........         1,704            291
                                                                    --------       --------
      Net cash used in operating activities ..................        (2,550)        (2,204)

INVESTING ACTIVITIES
Intangible and other assets ..................................          (307)           ---
Restricted cash ..............................................          (358)           ---
Capital expenditures .........................................          (541)          (500)
                                                                    --------       --------
      Net cash used in investing activities ..................        (1,206)          (500)

FINANCING ACTIVITIES
Principal payments on long-term debt .........................          (213)          (192)
Borrowings under long-term debt ..............................           808            ---
Prepaid offering costs .......................................          (938)           ---
Net proceeds from issuance of common stock,
      net of common stock repurchases ........................            92              2
Repayments of notes receivable ...............................             4              2
Net proceeds from issuance of preferred stock ................        15,700            ---
                                                                    --------       --------
      Net cash (used in) provided by
         financing activities ................................        15,453           (188)
                                                                    --------       --------
      Net increase (decrease) in cash and cash equivalents ...        11,697         (2,892)
Cash and cash equivalents at beginning of period .............         2,208          9,564
                                                                    --------       --------
Cash and cash equivalents at end of period ...................      $ 13,905       $  6,672
                                                                    ========       ========


            See accompanying notes to Condensed Financial Statements.

                                 VIROLOGIC, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The condensed balance sheet as of December 31, 1999 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and notes thereto included in our Registration Statement filed on Form S-1, effective May 1, 2000.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

ViroLogic recognizes revenue from services rendered to its customers upon completion of tests made on samples provided by its customers and the shipment of test results to those customers. Deferred revenue relates to cash received in advance of performing services.

Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost, or market. At March 31, 2000, inventories consisted mainly of raw materials used in the performance of tests.

One-for-Two Reverse Stock Split

The accompanying financial statements have been adjusted retroactively to reflect a one-for-two reverse stock split, which was effective on April 17, 2000.

Comprehensive Income (Loss)

Other comprehensive gains/(losses) consist of unrealized gains or losses on available-for-sale securities. For the three-month periods ended March 31, 2000 and March 31, 1999, there were no comprehensive gains or losses. Therefore, comprehensive loss was equal to net loss for those periods.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in the other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for the Company's year ending December 31, 2001. The Company does not currently hold any derivatives and does not expect this pronouncement to materially impact results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on the accounting for revenue recognition. The Company is currently evaluating the applicability of SAB 101 to its existing agreements. Should the Company conclude that its approach is different from the approach described in SAB 101, it will change its method of accounting. As amended, SAB 101 is required to be implemented no later than the second fiscal quarter of 2000, for companies with fiscal years beginning between December 16, 1999 and March 15, 2000.

On March 31, 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which provides guidance on several implementation issues related to Accounting Principles Board Opinion No.
25. The most significant are clarification of the definition of employee for purposes of applying Opinion 25 and the accounting for options that have been repriced. Under the interpretation, the employer-employee relationship would be based on case law and Internal Revenue Service regulations. The FASB granted an exception to this definition for outside directors. Under the interpretation, repriced options effectively changed the terms of the plan, which would make it a variable plan subject to compensation expense. The Company currently does not have any options that have been repriced. The impact of the interpretation on the Company's financial position and results of operations is not expected to be material.

2. NET LOSS PER SHARE

Basic net loss per share is based on the weighted-average number of common shares outstanding. Potentially dilutive securities, consisting of convertible preferred stock, stock options and warrants, have been excluded from the diluted earnings per share computations as their effect is antidilutive.

The computation of pro forma net loss per share and pro forma net loss per common share includes shares issuable upon the conversion of outstanding shares of convertible preferred stock (using the as-if converted method) from the original date of issuance.

A reconciliation of pro forma basic and diluted net loss per common share is as follows (in thousands, except per share data):

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                        2000           1999
                                                                      --------       --------
                                                                           (unaudited)
Actual:
Net loss .......................................................      $ (5,464)      $ (2,412)
Deemed dividend to preferred stockholders ......................       (15,700)            --
                                                                      --------       --------
Net loss allocable to common stockholders ......................      $(21,164)      $ (2,412)
                                                                      ========       ========
Weighted-average shares of common stock outstanding ............         5,098          4,830
Less: weighted-average shares subject to repurchase ............           (55)           (72)
                                                                      --------       --------
Weighted-average shares used in basic and diluted net loss per
     Common share ..............................................         5,043          4,758
                                                                      ========       ========
Basic and diluted net loss per common share ....................      $  (4.19)      $  (0.51)
                                                                      ========       ========
Pro forma:
Net loss allocable to common stockholders ......................      $(21,164)
                                                                      ========
Shares used above ..............................................         5,043
Adjusted to reflect weighted-average effect of assumed
     Conversion of preferred stock .............................         7,869
                                                                      --------
Weighted-average shares used in pro forma basic and diluted
     Net loss per common share .................................        12,912
                                                                      ========
Pro forma basic and diluted net loss per common share ..........      $  (1.64)
                                                                      ========

3. DEEMED DIVIDEND TO PREFERRED STOCKHOLDERS

In January and February 2000, ViroLogic consummated the sale of 8.5 million shares of Series C convertible preferred stock, or 4.2 million shares of common stock on an as-if converted basis, from which ViroLogic received proceeds of approximately $15.7 million or $1.85 per share, or $3.70 per share on an as-if-converted basis. At the date of issuance, ViroLogic believed the per share price of $1.85, or $3.70 per share on an as-if-converted basis, represented the fair value of the common stock. Subsequent to the commencement of ViroLogic's initial public offering process, ViroLogic re-evaluated the fair value of its common stock as of January and February 2000 and deemed it to be $11.90 per share, for financial reporting purposes. Accordingly, the increase in fair value has resulted in a beneficial conversion feature of $15.7 million that has been recorded as a deemed dividend to preferred stockholders in the first quarter of 2000. ViroLogic recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in-capital, without any effect on total stockholders' equity. The preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share for the three-month period ended March 31, 2000. The guidelines set forth in the Emerging Issues Task Force Consensus No. 98-5 limit the amount of the deemed dividend to the amount of the proceeds of the related financing.

4. SUBSEQUENT EVENTS

On May 1, 2000, the Company completed the initial public offering of five million shares of common stock at $7.00 per share. Net proceeds to the Company were approximately $32.6 million. The Company has invested the net proceeds of the initial public offering in highly liquid, interest bearing, investment grade securities.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements concerning the Company's operations, economic performance and financial condition within the meaning of the federal securities laws. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere in this report.

Forward-looking statements typically are identified by use of terms such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" and similar words, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including, but not limited to, failure to successfully commercialize our products; competitive factors, general economic conditions, technological change, government regulation, changes in industry practice and one-time events, including those discussed herein and in the Company's Registration Statement file on Form S-1 under "Business -- Risk Factors."

OVERVIEW

We are a biotechnology company developing and marketing innovative products to guide and improve the treatment of viral diseases. We have developed a practical way of directly measuring the impact of genetic mutations on drug resistance and using this information to guide therapy. We have a patented technology, called PhenoSense, which tests for drug resistance in viruses that cause serious diseases such as AIDS, hepatitis B and hepatitis C. We believe our products have the potential to revolutionize the way the healthcare industry treats these diseases. Our first product, PhenoSense HIV, is a test that directly and quantitatively measures the resistance, or susceptibility, of the patient's human immunodeficiency virus to anti-viral drugs. The results help physicians select appropriate drugs for their HIV patients. We commenced sales and marketing activity for PhenoSense HIV in November 1999. We are also developing PhenoSense products for other viral diseases. In addition, we are gathering a large amount of test results and related clinical data, which we intend to package in an interactive database that physicians can access over the Internet for therapy guidance.

Historically, our revenues have reflected sales of PhenoSense HIV primarily to pharmaceutical companies utilizing our tests in their clinical trials. Recently, we began recognizing revenues from PhenoSense tests being used by physicians in the normal course of patient care. We expect revenues from the sales of PhenoSense HIV for patient care to increase substantially in the short term, as a result of increased direct marketing to physicians.

Since our inception, we have incurred significant losses and, as of March 31, 2000, our accumulated deficit was $35.1 million. Our losses have resulted principally from costs incurred in research and development, clinical laboratory scale-up, and from general and administrative costs associated with our operations. We expect to continue to incur substantial costs in these areas, as well as sales and marketing, and as a result, we will need to generate significantly higher revenue to achieve profitability.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999

Net loss per share. Net loss for the quarter, excluding a one-time deemed dividend to preferred stockholders was $5.5 million, or $0.42 per share, assuming conversion of outstanding preferred stock from the original date of issuance, compared to a net loss of $2.4 million, or $0.33 per share, as-converted, for the same period in 1999. In the first quarter of 2000, we recorded a deemed dividend to preferred stockholders of $15.7 million which resulted from the sale of Series C preferred stock in January and February of 2000, at a price per share below the deemed fair value of our stock at the time of sale of the preferred stock. Net loss allocable to common stockholders for the first quarter of 2000 was $21.2 million or $4.19 per share. Pro forma net loss allocable to common shareholders, assuming conversion of outstanding preferred stock from the original date of issuance was $1.64 per common share.

Revenue. Revenue increased to $0.9 million in the first quarter of 2000 from $0.1 million in the corresponding quarter of 1999, an increase of $0.8 million. The increase was primarily attributable to revenues recognized from sales of PhenoSense HIV. We expect revenues from the sales of PhenoSense HIV for patient care to increase substantially relative to sales of the product to pharmaceutical companies for use in clinical trials.

Cost of revenue. Cost of revenue increased to $0.7 million in the first quarter of 2000 from $0.1 million in the corresponding quarter 1999, an increase of $0.6 million. The increase in cost of revenue was due to the higher volume of testing provided in the first quarter of 2000. Included in these costs are materials and supplies, labor and overhead related to the tests.

Research and development. Research and development increased to $2.3 million in the first quarter of 2000 from $1.6 million in the corresponding quarter of 1999, an increase of $0.7 million. The increase in research and development expenses was primarily the result of increased staffing and expenses related to development efforts to increase capacity for our PhenoSense HIV test. We also increased our spending on clinical trials of PhenoSense HIV. We expect research and development spending to increase significantly over the next several years as we expand our research and product development and automation efforts.

General and administrative. General and administrative expenses increased to $2.6 million in the first quarter of 2000 from $0.7 million in the corresponding quarter of 1999, an increase of $1.9 million. This increase was primarily due to a $1.0 million non-cash compensation expense related to granting of stock and options. In addition, we increased spending on salaries and benefits due to increased headcount.

Sales and marketing. Sales and marketing increased to $0.8 million in the first quarter of 2000 from $0.2 million in the corresponding quarter of 1999, an increase of $0.6 million. This increase was primarily due to the deployment of our sales force. In addition, we increased spending on public relations and marketing materials related to the commercialization of PhenoSense HIV.

Interest income, net. Net interest income increased to $58,000 in the first quarter of 2000 from $33,000 in the corresponding quarter of 1999, an increase of $25,000. This increase was primarily due to higher average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through private sales of preferred stock and equipment financing arrangements. During the quarter ended March 31, 2000, we received net proceeds of $15.7 million from issuance of preferred stock. We also financed equipment purchases totaling approximately $0.8 million. As of March 31, 2000, we had approximately $15.2 million in cash, cash equivalents and restricted cash.

Net cash used in operating activities was $2.6 million and $2.2 million for the three months ended March 31, 2000 and 1999, respectively. Net cash used in investing activities was $1.2 million and $0.5 million for the three months ended March 31, 2000 and 1999.

On May 1, 2000, we completed the initial public offering of five million shares of common stock at $7.00 per share. Total gross proceeds to the Company were approximately $35 million. We have invested the net proceeds in highly liquid, interest bearing, investment grade securities. Our investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible by investing excess cash in securities with different maturities to match projected cash needs and limit risk by diversifying our investments.

In May 2000, we issued a letter of credit for $1.0 million from a commercial bank, secured by a certificate of deposit of $1.0 million, as a deposit under the terms of a lease for a new facility.

We believe that the net proceeds of our initial public offering together with existing cash and marketable securities, borrowings under equipment financing arrangements and anticipated cash flow from operations will be sufficient to support our operations for at least the next two years. These estimates are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacies of our available funds will depend on many factors, including those discussed under "Risk Factors".

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies. If we should require additional financing due to unanticipated developments, we cannot assure you that additional financing or collaboration or licensing agreements will be available when needed or that, if available, this financing will be obtained on terms favorable to us or to our stockholders.

RISK FACTORS

You should carefully consider the following factors and other information in this Form 10-Q before deciding to invest in the shares.

WE EXPECT TO INCUR FUTURE OPERATING LOSSES AND MAY NOT ACHIEVE PROFITABILITY, WHICH MAY CAUSE OUR STOCK PRICE TO FALL.

We have experienced significant and increasing operating losses each year since our inception and expect to incur substantial additional operating losses for at least the next two years. We experienced net losses of approximately $3.1 million in 1997, $8.2 million in 1998 and $17.1 million in 1999. As of March 31, 2000, we had an accumulated deficit of approximately $35.1 million. We expect to continue to incur substantial operating losses for the foreseeable future primarily as a result of expected increases in expenses for: sales and marketing; expanding patient sample processing capabilities; research and product development costs; acquisition of additional office space and other necessary facilities; and general and administrative costs. If our history of operating losses continues, our stock price may fall and you may lose part or all of your investment.

OUR PHENOSENSE TESTING PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE, WHICH COULD LIMIT OUR FUTURE REVENUE.

Our ability to establish phenotypic resistance testing as the standard of care to guide and improve the treatment of viral diseases will depend on physicians' and clinicians' acceptance and use of phenotypic resistance testing. Phenotypic resistance testing is new. We cannot predict the extent to which physicians and clinicians will accept and use phenotypic resistance testing. They may prefer competing technologies and products such as genotypic testing. The commercial success of phenotypic resistance testing will require demonstrations of its advantages and potential economic value in relation to the current standard of care, as well as to genotypic testing. We have introduced only one product using our proprietary PhenoSense technology, PhenoSense HIV, which we began actively marketing in November 1999. We are still in the early stages of development of new products applying our PhenoSense technology to other viral diseases. If PhenoSense HIV is not accepted in the marketplace, our ability to sell other PhenoSense products would be undermined. Market acceptance will depend on: our marketing efforts and continued ability to demonstrate the utility of PhenoSense in guiding anti-viral drug therapy; our ability to demonstrate the advantages and potential economic value of our PhenoSense testing products over current treatment methods and other resistance tests. If the market does not accept phenotypic resistance testing, or our PhenoSense products in particular, our ability to generate revenue will be limited.

OUR REVENUES WILL BE DIMINISHED IF PAYORS DO NOT AUTHORIZE REIMBURSEMENT FOR OUR PRODUCTS.

Government and third-party payors, which reimburse patients and healthcare providers for medical expenses, are attempting to contain or reduce the costs of healthcare. This could limit the price that we can charge for our products and hurt our ability to generate revenues. In the United States, federal and state government healthcare programs have been attempting to reduce costs and otherwise implement government control of healthcare costs. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare products. Significant uncertainty exists as to the reimbursement status of new medical products like PhenoSense HIV. Third-party payors, including state payors and Medicare, are challenging the prices charged for medical products and services. If government and other third-party payors do not provide adequate coverage and reimbursement for PhenoSense HIV or other phenotypic testing products, our revenues will be reduced.

IF WE ARE UNABLE TO EXPAND OUR SALES AND MARKETING CAPABILITIES, WE MAY NOT BE ABLE TO EFFECTIVELY COMMERCIALIZE OUR PRODUCTS.

We currently have only six sales people and limited marketing capability. In order to commercialize our products effectively, we must expand our sales and marketing capabilities or arrange with a third party to perform these services. We may not be able to do this successfully. If we enter into co-promotion or other marketing arrangements, our share of product revenues is likely to be lower than if we directly marketed and sold our products through our own sales force. If we fail to effectively commercialize our products our revenue will be reduced.

WE HAVE LIMITED EXPERIENCE PROCESSING PATIENT SAMPLES FOR OUR PHENOSENSE HIV TEST AND MAY ENCOUNTER PROBLEMS OR DELAYS IN EXPANDING OUR AUTOMATED TESTING SYSTEMS, WHICH COULD RESULT IN LOST SALES REVENUE.

We have only recently begun to process a significant number of patient samples and are continuing to develop our quality-control procedures. In order to meet the projected demand for PhenoSense HIV and other future phenotypic resistance testing products, we will have to process many more patient samples than we are currently processing. Thus, we need to develop and implement additional automated systems to perform our tests. We also need to develop more sophisticated software to support the automated tests, analyze the data generated by our tests, and report the results. We may not be able to do this. Further, as we attempt to scale up our processing of patient samples, processing or quality control problems may arise. If we are unable to consistently process patient samples on a timely basis because of these or other factors, or if we encounter problems with our automated processes, our revenues will be limited.

WE FACE INTENSE COMPETITION, AND IF OUR COMPETITORS' EXISTING PRODUCTS OR NEW PRODUCTS ARE MORE EFFECTIVE THAN OUR PRODUCTS, THE COMMERCIAL OPPORTUNITY FOR OUR PRODUCTS WILL BE REDUCED OR ELIMINATED.

The commercial opportunity for our products will be reduced or eliminated if our competitors develop and market new testing products that are superior to, or are less expensive than, PhenoSense HIV or other phenotypic resistance testing products we develop using our proprietary PhenoSense technology. The biotechnology industry evolves at a rapid pace and is highly competitive. Our major competitors include manufacturers and distributors of phenotypic drug resistance technology, such as Virco N.V. We also compete with makers of genotypic tests such as PE Biosystems Group of PE Corporation and Visible Genetics Inc. Each of these competitors is attempting to establish its test as the standard of care. Virco's phenotypic test and genotypic tests have been commercially available for a longer time than has PhenoSense HIV. Genotypic tests are cheaper and generally faster than our phenotypic resistance tests. We hold a license from Roche Molecular Systems, Inc. for technology that we use in our PhenoSense testing products. This license is non-exclusive. We believe that many of our competitors, including Virco and other resistance testing companies, also license this technology on non-exclusive terms. Our competitors may successfully develop and market other testing products that are either superior to those that we may develop or that are marketed prior to marketing of our testing products. Some of our competitors have substantially greater financial resources and research and development staffs than we do. In addition, some of our competitors have significantly greater experience in developing products, and in obtaining the necessary regulatory approvals of products and processing and marketing products.

WE ARE DEPENDENT ON A LICENSE FOR TECHNOLOGY WE USE IN OUR PHENOSENSE TESTING, AND OUR BUSINESS WOULD SUFFER IF THE LICENSE WAS TERMINATED OR NOT RENEWED.

We license technology that we use in our PhenoSense testing products from Roche Molecular Systems, Inc. We hold this non-exclusive license for the patent term of the licensed patents. In order to maintain this license, however, we must pay royalties, make a semi-annual royalty report and participate in proficiency testing. If Roche were to terminate this license or this license was not renewed, we would have to change a portion of our testing methodology, which would halt our testing, at least temporarily, and cause us to incur substantial additional expenses.

THE INTELLECTUAL PROPERTY UNDERLYING OUR PHENOSENSE TECHNOLOGY AND TRADE SECRETS MAY NOT BE ADEQUATE, ALLOWING THIRD PARTIES TO USE OUR PHENOSENSE TECHNOLOGY OR SIMILAR TECHNOLOGIES, AND THUS REDUCING OUR ABILITY TO COMPETE IN THE MARKET.

The strength of our intellectual property protection is uncertain. In particular, we cannot ensure that: - we were the first to invent the technologies covered by our patent or pending patent applications - we were the first to file patent applications for these inventions - others will not independently develop similar or alternative technologies or duplicate any of our technologies - any of our pending patent applications will result in issued patents - any patents issued to us will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties. Other companies may have patents or patent applications relating to products or processes similar to, competitive with or otherwise related to our products. Patent law relating to the scope of claims in the technology fields in which we operate, including biotechnology and information technology, is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we will prevail in any of these lawsuits or that, if successful, we will be awarded commercially valuable remedies. In addition, it is possible that we will not have the required resources to pursue such litigation or to otherwise protect our patent rights. We also rely on unpatented trade secrets to protect our proprietary technology. Other companies may independently develop or otherwise acquire equivalent technology or gain access to our proprietary technology.

OUR PRODUCTS COULD INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WHICH MAY CAUSE US TO ENGAGE IN COSTLY LITIGATION AND, IF WE ARE NOT SUCCESSFUL, COULD CAUSE US TO PAY SUBSTANTIAL DAMAGES AND PROHIBIT US FROM SELLING OUR PRODUCTS.

Third parties may assert infringement or other intellectual property claims against us based on their patents or other intellectual property claims. We may have to pay substantial damages, possibly including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns.

WE MAY BE UNABLE TO BUILD BRAND LOYALTY BECAUSE OUR TRADEMARKS AND TRADE NAMES MAY NOT BE PROTECTED.

Our registered or unregistered trademarks or trade names such as the name PhenoSense, may be challenged, canceled, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build brand loyalty. Brand recognition is critical to our short-term and long term marketing strategies especially as we commercialize future enhancements to our products.

IF WE DO NOT SUCCESSFULLY INTRODUCE NEW PRODUCTS USING OUR PHENOSENSE TECHNOLOGY, WE MAY NOT ACHIEVE PROFITABILITY.

We may not be able to develop and market phenotypic resistance testing products for viral diseases other than HIV, including hepatitis B and hepatitis C. Demand for these products will depend in part on the development by others of additional anti-viral drugs to fight these diseases. Physicians will likely use our resistance tests to determine which drug is best for a particular patient only if there are multiple drug treatment options. Several anti-viral drugs are in development but we cannot assure you that they will be approved for marketing, or if these drugs are approved that there will be a need for our resistance tests. If we are unable to develop and market phenotypic resistance test products for other viral diseases, or if an insufficient number of anti-viral drug products are approved for marketing, we may not achieve profitability.

OUR BUSINESS OPERATIONS AND THE OPERATION OF OUR CLINICAL LABORATORY FACILITY ARE SUBJECT TO STRINGENT REGULATIONS AND IF WE ARE UNABLE TO COMPLY WITH THEM, WE MAY BE PROHIBITED FROM ACCEPTING PATIENT SAMPLES OR MAY INCUR ADDITIONAL EXPENSE TO ATTAIN AND MAINTAIN COMPLIANCE.

The operation of our clinical laboratory facility is subject to a stringent level of regulation under the Clinical Laboratory Improvement Amendments of 1988. Laboratories must meet various requirements, including requirements relating to quality assurance, quality control and personnel standards. Our laboratory is also subject to regulation by the State of California and various other states. We have received accreditation by the College of American Pathologists and therefore are subject to their requirements and evaluation. Our failure to comply with applicable requirements could result in various penalties, including loss of certification or accreditation. We believe that the FDA will not at this time seek to fully regulate our PhenoSense products under our current labeling and marketing plans. However, we cannot predict the extent of future FDA regulation, and we might be subject in the future to greater regulation, or different regulations, that could have a material effect on our finances and operations. We also believe that the FDA will not require that phenotypic testing conducted at a clinical laboratory be subject to premarketing clearance. Although the FDA has stated in the past that it believes that its jurisdiction extends to tests generated in a clinical laboratory, the agency has said it will allow the home brewed tests to be run and the results commercialized without FDA premarket approval. We cannot be sure, however, that the FDA will not in the future require premarket clearance, and clinical data demonstrating the sensitivity and specificity, of our PhenoSense products. If we do not comply with existing or additional regulations, or if we incur penalties, it could increase our expenses, prevent us from increasing revenues, or hinder our ability to conduct our business. In addition, changes in existing regulations or new regulations may delay or prevent us from marketing our products.

CLINICIANS OR PATIENTS USING OUR PRODUCTS OR SERVICES MAY SUE US AND OUR INSURANCE MAY NOT SUFFICIENTLY COVER ALL CLAIMS BROUGHT AGAINST US WHICH WILL INCREASE OUR EXPENSES.

Clinicians, patients and others may at times seek damages from us if drugs are incorrectly prescribed for a patient based on testing errors or similar claims. Although we have obtained liability insurance coverage, we cannot guarantee that liability insurance will continue to be available to us on acceptable terms or that our coverage will be sufficient to protect us against all claims that may be brought against us. We may incur significant legal defense expenses in connection with a liability claim, even one without merit or for which we have coverage.

OUR LACK OF OPERATING EXPERIENCE MAY CAUSE US DIFFICULTY IN MANAGING OUR GROWTH AND ATTRACTING AND RETAINING SKILLED PERSONNEL, WHICH COULD HINDER OUR RESEARCH AND DEVELOPMENT EFFORTS AND IMPAIR OUR ABILITY TO COMPETE.

We have limited experience selling our products and processing patient samples. To grow, we will need to improve and expand our operational and financial systems. If our management is unable to manage our growth effectively, it is possible that our systems and our facilities may become inadequate. Our success also depends on our continued ability to attract and retain highly qualified management and scientific personnel. Competition for personnel is intense. We believe stock options are a critical component of motivating and retaining our key employees. Stock options granted shortly after the completion of the offering may be less attractive to potential candidates for our management and scientific positions, and, therefore, it may be more difficult to fill those positions. If we cannot successfully attract and retain qualified personnel, our research and development efforts could be hindered and our ability to run our business effectively and compete with others in our industry will be harmed.

IF WE NEED TO RAISE ADDITIONAL CAPITAL TO BUILD OUR BUSINESS AND IT IS NOT AVAILABLE ON COMMERCIALLY REASONABLE TERMS, OUR ABILITY TO COMPETE MAY BE DIMINISHED.

We anticipate that our existing capital resources will enable us to maintain currently planned operations for at least two years. However, we may need additional funding sooner than anticipated. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders. We currently have no credit facility or committed sources of capital. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

WE MAY BE SUBJECT TO LITIGATION, WHICH WOULD BE TIME CONSUMING AND DIVERT OUR RESOURCES AND THE ATTENTION OF OUR MANAGEMENT.

We were involved in a dispute with Dr. Daniel Capon, a significant stockholder and former employee. We settled the dispute in November 1999. In connection with the settlement, we purchased shares of our common stock held by him for $225,000 in cash, and allowed him to retain other shares that we had a right to repurchase. In 1999, we recorded $1.9 million in legal fees and costs related to this settlement, including a non-cash charge related to the common stock retained by him. In the future, our stockholders or former employees may bring further claims and we may have to spend significant additional resources and time. Even if we are eventually successful in our defense of any such claim, the time and money spent may prevent us from operating our business effectively or profitably or may distract our management.

OUR OPERATING RESULTS MAY FLUCTUATE FROM QUARTER TO QUARTER, MAKING IT LIKELY THAT, IN SOME FUTURE QUARTER OR QUARTERS, WE WILL FAIL TO MEET ANALYSTS' ESTIMATES OF OPERATING RESULTS OR FINANCIAL PERFORMANCE, CAUSING OUR STOCK PRICE TO FALL.

If revenue declines in a quarter, our losses will likely increase or our earnings will likely decline because many of our expenses are relatively fixed. In the first year following the initial sales of our product in November 1999, our revenues may fluctuate significantly as we build the market for our product. In particular, research and development, sales and marketing and general and administrative expenses are not affected directly by variations in revenue. In addition, our cost of revenue could also fluctuate significantly due to variations in the initial demand for our product and the relatively fixed costs to produce it. We cannot accurately predict how volatile our future operating results will be because our past and present operating results, which reflect little sales activity, are not indicative of what we might expect in the future. It is likely that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance.

IF A NATURAL DISASTER STRIKES OUR CLINICAL LABORATORY FACILITY WE WOULD BE UNABLE TO PROCESS OUR CUSTOMERS' SAMPLES FOR A SUBSTANTIAL AMOUNT OF TIME AND WE WOULD LOSE REVENUE.

We rely on a single clinical laboratory facility to process patient samples for our PhenoSense HIV test and have no alternative facilities. We will also use this facility for conducting other tests we develop, and even if we move into different or additional facilities they will likely be in close proximity to our current clinical laboratory. Our clinical laboratory and some pieces of processing equipment are difficult to replace and could require substantial replacement lead-time. Our processing facility may be affected by natural disasters such as earthquakes and floods. Earthquakes are of particular significance since our clinical laboratory is located in South San Francisco, California, an earthquake-prone area. In the event our existing clinical laboratory facility or equipment is affected by man-made or natural disasters, we would be unable to process patient samples and meet customer demands or sales projections. If our patient sample processing operations were curtailed or ceased, we would not be able to perform our tests and we would lose revenue.

CONCENTRATION OF OWNERSHIP AMONG OUR EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS MAY PREVENT INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

At May 31, 2000, our directors, entities affiliated with our directors and our executive officers own, in the aggregate, approximately 43.1% of our outstanding common stock. These stockholders, as a group, are able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in our control at a premium price if these stockholders oppose it.

OUR STOCK PRICE MAY BE VOLATILE, AND OUR STOCK COULD DECLINE IN VALUE.

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant adverse impact on the market price of our common stock: - announcements of technological innovations or new commercial products by our competitors - developments concerning proprietary rights, including patents - publicity regarding actual or potential medical results relating to products under development by our competitors - regulatory developments in the United States and foreign countries - litigation - economic and other external factors or other disaster or crisis - period-to-period fluctuations in financial results

IF OUR STOCKHOLDERS SELL SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK THE MARKET PRICE OF OUR COMMON STOCK MAY FALL.

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock may fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. At May 31, 2000, approximately 14.7 million shares of common stock, representing 74.7% of our common stock outstanding on that date, were unregistered and eligible for sale, subject to compliance with Rule 144 or Rule 701 under the Securities Act. The holders of most of these shares have agreed not to dispose of their shares until at least August 1, 2000. All or any portion of these shares may be released from this lock-up by CIBC World Markets Corp. and us. In addition, sales of a substantial number of shares could occur at any time after August 1, 2000. This may have an adverse effect on the price of our common stock and may impair our ability to raise capital in the future.

PROVISIONS OF OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER, WHICH COULD LIMIT THE PRICE INVESTORS MIGHT BE WILLING TO PAY IN THE FUTURE FOR OUR COMMON STOCK.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing an acquisition, or merger in which we are not the surviving company or changes in our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions could discourage acquisitions or other changes in our control and otherwise limit the price that investors might be willing to pay in the future for our common stock.

PART II

        ITEM 1 - LEGAL PROCEEDINGS

        None.

        ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a) During the quarter ended March 31, 2000, our certificate of incorporation was amended and restated twice to increase the number of shares of Series C Preferred Stock authorized. No other changes were made in the rights of the holders of any class of our equity securities.

        (b) None.

        (c) RECENT SALES OF UNREGISTERED SECURITIES.

        In January and February 2000 we issued and sold 8,461,645 shares of Series C preferred stock for an aggregate purchase price of $15,654,015 to 42 accredited investors. For these issuances we relied on the exemption provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

        On March 31, 2000 we issued and sold warrants to purchase 53,585 shares of our Series C preferred stock at an exercise price of $2.12 per share to Pentech Financial Services, Inc. an accredited investor. For these issuance we relied on the exemption provided by Section 4(2) of the Securities Act.

        We have a program of granting a single share of our common stock to children born to our employees. Under this program, during the quarter ended March 31, 2000, we have granted one share to each of five children of our employees. For these issuances we rely on the exemption provided by Section 4(2) of the Securities Act.

        During the quarter ended March 31, 2000, we issued and sold 11,150 shares of our common stock to employees and consultants upon exercise of stock options held by them for an aggregate exercise price of $5.39. For these issuances we relied on the exemption provided by Section 4(2) of the Securities Act and Rule 701 promulgated thereunder.

        During the quarter ended March 31, 2000, we issued and sold 3,000 shares of our common stock upon exercise of outstanding warrants. For these issuances we relied on the exemption provided by Section 4(2) of the Securities Act.

        The recipients of the above-mentioned securities represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates in such transactions. All recipients had adequate access, through employment or other relationships, to information about us.

        (d) USE OF PROCEEDS

        The effective date of our registration statement on Form S-1 (No. 333-30896) relating to our initial public offering was May 1, 2000. A total of 5,000,000 shares of the Company's common stock in the aggregate were sold at a price of $7.00 per share to an underwriting syndicate led by CIBC World markets Corp, ING Barings LLC and Prudential Securities Incorporated. The offering commenced on May 1, 2000, and closed on May 5, 2000. The initial public offering resulted in gross proceeds of approximately $35.0 million, of which $2.5 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.7 million. Net proceeds to the Company were $32.5 million. From the time of receipt through May 31, 2000, all of the net proceeds were invested in short-term, interest-bearing, investment grade securities.


        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

        None.

        ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        On January 26, 2000, in an action by written consent, our stockholders approved an increase in the authorized number of shares of Series C preferred stock. This action was approved by the consent of 7,211,603 shares of common stock, 3,175,938 shares of series B preferred stock and 3,886,796 shares of Series C preferred stock.

        On February 8, 2000, in an action by written consent, our stockholders approved (i) a further increase in the number of shares of authorized Series C preferred stock and (ii) an increase in the number of shares reserved under our 1996 Stock Plan. This action was approved by the consent of 5,383,478 shares of common stock, 3,168,125 shares of series B preferred stock and 6,866,713 shares of Series C preferred stock.


        ITEM 5 - OTHER INFORMATION

        None.

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

                           Exhibit No.                Caption
                           -----------                -------
                               27.1                   Financial Data Schedule
                           -----------

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on June 15, 2000.





                                     By:  /S/ WILLIAM D. YOUNG
                                          -------------------------------------
                                              William D. Young
                                              Chief Executive Officer