Form 10-Q
period 2000-06-30
VIROLOGIC INC
filed 2000-08-14
CIK 1094961

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO ____________ .

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

                                YES [X]   NO [ ]

      AS OF JULY 31, 2000 THERE WERE 19,762,886 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

================================================================================

                                 VIROLOGIC, INC.
                                      INDEX


                                                                                           PAGE
PART I.     FINANCIAL INFORMATION                                                           NO.
         ITEM 1 - FINANCIAL STATEMENTS

         Condensed Balance Sheets as of June 30, 2000 and December 31, 1999..............    2

         Condensed Statements of Operations
         For the three and six months ended June 30, 2000 and 1999.......................    3

         Condensed Statements of Cash Flows
         For the six months ended June 30, 2000 and 1999.................................    4

         Notes to Condensed Financial Statements.........................................    5

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............................................    8


PART II.   OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS......................................................   16

         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS..............................   16

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES........................................   16

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................   16

         ITEM 5 - OTHER INFORMATION......................................................   16

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.......................................   16

SIGNATURES...............................................................................   17

                                 VIROLOGIC, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                      JUNE 30,      DECEMBER 31,
                                                                        2000            1999
                                                                     -----------    ------------
                                                                     (unaudited)         (1)
ASSETS
Current assets:
Cash and cash equivalents ........................................    $  1,572        $  2,208
Short-term investments ...........................................      36,173              --
Accounts receivable, net of allowance for doubtful
   accounts of $238 and $63, respectively ........................       2,198             550
Inventory ........................................................         406             287
Restricted cash ..................................................       2,312             950
Other current assets .............................................         991             310
                                                                      --------        --------
  Total current assets ...........................................      43,652           4,305

Property and equipment, net ......................................       5,136           5,028
Other assets .....................................................         493             444
                                                                      --------        --------

  Total assets ...................................................    $ 49,281        $  9,777
                                                                      ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable .................................................    $    453        $  1,457
Accrued liabilities ..............................................       1,713             869
Accrued compensation .............................................         888             560
Current portion of loan ..........................................       1,225             897
                                                                      --------        --------
  Total current liabilities ......................................       4,279           3,783

Long-term portion of loan ........................................       1,410           1,051
Long-term deferred rent ..........................................         241             245

Commitments and contingencies
Stockholders' equity:
Preferred stock ..................................................          --              10
Common stock .....................................................          20               5
Additional paid-in capital .......................................      87,668          38,812
Deferred compensation ............................................      (4,211)         (4,478)
Notes receivable from officers and employees .....................         (40)            (46)
Accumulated deficit ..............................................     (40,086)        (29,605)
                                                                      --------        --------
  Total stockholders' equity .....................................      43,351           4,698
                                                                      --------        --------
  Total liabilities and stockholders' equity .....................    $ 49,281        $  9,777
                                                                      ========        ========

(1) Derived from the audited financial statements included in the Company's Registration Statement on Form S-1, No. 333-30896.


            See accompanying notes to Condensed Financial Statements.

                                 VIROLOGIC, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                            ----------------------       ----------------------
                                                              2000          1999          2000           1999
                                                            --------       -------       --------       -------

Revenue ..............................................      $  1,947       $   166       $  2,824       $   251
Operating costs and expenses:
    Cost of revenue ..................................         1,448            65          2,131           145
    Research and development .........................         2,385         2,418          4,661         4,013
    Sales, general and administrative:
      Non-cash stock based compensation ..............         1,151            --          2,145            --
      Other sales general and administrative
       expenses ......................................         2,423         1,310          4,869         2,166
                                                            --------       -------       --------       -------
Total costs and operating expenses ...................         7,407         3,793         13,806         6,324
                                                            --------       -------       --------       -------
Operating loss .......................................        (5,460)       (3,627)       (10,982)       (6,073)

Interest income ......................................           515            53            630           155
Interest expense .....................................           (72)          (64)          (129)         (132)
                                                            --------       -------       --------       -------
Net loss .............................................      $ (5,017)      $(3,638)       (10,481)       (6,050)
Deemed dividend to preferred stockholders ............            --            --        (15,700)           --
                                                            --------       -------       --------       -------
Net loss allocable to common stockholders ............      $ (5,017)      $(3,638)      $(26,181)      $(6,050)

Basic and diluted net loss per common share ..........      $  (0.28)      $ (0.51)      $  (1.70)      $ (0.84)
                                                            ========       =======       ========       =======
Weighted-average shares used in computing basic
  and diluted net loss per common share ..............        17,987         7,179         15,449         7,188
                                                            ========       =======       ========       =======


            See accompanying notes to Condensed Financial Statements.

                                 VIROLOGIC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     SIX MONTHS ENDED JUNE 30,
                                                                     -------------------------
                                                                        2000          1999
                                                                      --------       -------


OPERATING ACTIVITIES
Net loss .......................................................      $(10,481)      $(6,050)
Adjustments to reconcile net loss to net cash
     used in operating activities:
  Depreciation and amortization ..................................         701           369
  Stock-based compensation .......................................       2,145            --
  Changes in assets and liabilities:
     Accounts receivable .......................................        (1,648)          (74)
     Inventory .................................................          (119)         (254)
     Other current assets ......................................          (681)         (116)
     Accounts payable and other current liabilities ............          (279)        1,215
                                                                      --------       -------
     Net cash used in operating activities .....................       (10,362)       (4,910)

INVESTING ACTIVITIES
Intangible and other assets ....................................           218           (88)
Restricted cash ................................................        (1,362)         (950)
Capital expenditures ...........................................          (809)       (1,555)
Purchases of short-term marketable securities ..................       (38,173)           --
Sales of short-term marketable securities ......................         2,000            --
                                                                      --------       -------
     Net cash used in investing activities .....................       (38,126)       (2,593)

FINANCING ACTIVITIES
Principal payments on long-term debt ...........................          (529)         (390)
Borrowings under long-term debt ................................         1,216            --
Net proceeds from issuance of common stock,
     net of common stock repurchases ...........................        31,459            35
Repayments of notes receivable .................................             6            28
Net proceeds from issuance of preferred stock ..................        15,700            --
                                                                      --------       -------
     Net cash (used in) provided by
        financing activities ...................................        47,852          (327)
                                                                      --------       -------
     Net increase (decrease) in cash and cash equivalents ......          (636)       (7,830)
Cash and cash equivalents at beginning of period ...............         2,208         9,564
                                                                      --------       -------
Cash and cash equivalents at end of period .....................      $  1,572       $ 1,734
                                                                      ========       =======

            See accompanying notes to Condensed Financial Statements.

                                 VIROLOGIC, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The condensed balance sheet as of December 31, 1999 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and notes thereto included in our Registration Statement filed on Form S-1, effective May 1, 2000.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Sales are recognized on the accrual basis upon completion of tests made on samples provided by its customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payer programs, including Medicare. Billings for services under third-party payer programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated payment amounts.

Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost, or market. At June 30, 2000, inventories consisted mainly of raw materials used in the performance of tests.

One-for-Two Reverse Stock Split

The accompanying financial statements have been adjusted retroactively to reflect a one-for-two reverse stock split, which was effective on April 17, 2000.

Comprehensive Income (Loss)

For the three-month periods ended June 30, 2000 and June 30, 1999, there were no comprehensive gains or losses. Therefore, comprehensive loss was equal to net loss for those periods.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on the accounting for revenue recognition. The Company is currently evaluating the applicability of SAB 101 to its existing agreements. Should the Company conclude that its approach is different from the approach described in SAB 101, it will change its method of accounting. As amended, SAB 101 is required to be implemented no later than December 31, 2000, for companies with fiscal years beginning between December 16, 1999 and March 15, 2000.

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

A reconciliation of pro forma basic and diluted net loss per common share is as follows (in thousands, except per share data):


                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         JUNE 30,                     JUNE 30,
                                                                 ----------------------       ----------------------
                                                                   2000          1999           2000          1999
                                                                 --------       -------       --------       -------
Actual:
Net loss ..................................................      $ (5,017)      $(3,638)       (10,481)       (6,050)
Deemed dividend to preferred stockholders .................            --            --        (15,700)           --
                                                                 --------       -------       --------       -------
Net loss allocable to common stockholders .................      $ (5,017)      $(3,638)      $(26,181)      $(6,050)

Basic and diluted net loss per common share ...............      $  (0.28)      $ (0.77)      $  (1.70)      $ (1.28)
                                                                 ========       =======       ========       =======
Weighted-average shares used in computing basic
     and diluted net loss per common share ................        17,987         4,729         15,449         4,738
                                                                 ========       =======       ========       =======
Pro forma:
Net loss allocable to common stockholders .................                    $ (3,638)                     $(6,050)
                                                                               ========                      =======
Shares used above .........................................                       4,729                        4,738
Adjusted to reflect weighted-average effect of assumed
    Conversion of preferred stock .........................                       2,450                        2,450
                                                                               --------                      -------
Weighted-average shares used in pro forma basic and diluted
    Net loss per common share .............................                       7,179                        7,188
                                                                               ========                      =======
Pro forma basic and diluted net loss per common share .....                    $  (0.51)                     $ (0.84)
                                                                               ========                      =======

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

4.    INITIAL PUBLIC OFFERING AND CONVERSION OF PREFERRED STOCK

On May 1, 2000, the Company completed its initial public offering in which it sold 5,000,000 shares of Common Stock at $7.00 per share.

Upon the closing of the offering, all the Company's outstanding preferred stock automatically converted into an aggregate of 9.6 million shares of common stock. After the offering, the Company's authorized capital consisted of 60,000,000 shares of common stock, of which 19.7 million shares were outstanding as of June 30, 2000, and 5,000,000 shares of preferred stock, none of which was issued or outstanding as of June 30, 2000.

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

These forward-looking statements are subject to risks and uncertainties and other factors, which may cause actual results to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. These risks and uncertainties include, but are not limited to, whether PhenoSense(TM) testing will achieve market acceptance, whether payers will authorize reimbursement for our products, whether we will be able to expand our sales and marketing capabilities, whether we encounter problems or delays in automating our process, whether we successfully introduce new products using our PhenoSense(TM) technology, whether intellectual property underlying our PhenoSense(TM) technology is adequate, whether we are able to build brand loyalty, and other risks and uncertainties detailed in our final Prospectus that is part of our Registration Statement on Form S-1, as declared effective by the SEC on May 1, 2000 (File No. 333-30896).


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

Since our inception, we have incurred significant losses and, as of June 30, 2000, our accumulated deficit was $40.1 million. Our losses have resulted principally from costs incurred in research and development, clinical laboratory scale-up, and from general and administrative costs associated with our operations. We expect to continue to incur substantial costs in these areas, as well as sales and marketing, and as a result, we will need to generate significantly higher revenue to achieve profitability.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 1999

Net loss per share. Net loss for the quarter was $5.0 million, or $0.28 per share, compared to a net loss of $3.6 million, or a pro forma net loss per share of $0.51 per share, for the same period in 1999.

Revenue. Revenue rose to $1.9 million in the second quarter of 2000 from $0.2 million in the corresponding quarter of 1999, an increase of $1.7 million. The increase was primarily attributable to revenues recognized from sales of PhenoSense HIV to physicians for patient care. We expect revenues from the sales of PhenoSense HIV for patient care to increase substantially relative to sales of the product to pharmaceutical companies for use in clinical trials.

Cost of revenue. Cost of revenue increased to $1.5 million in the second quarter of 2000 from $0.1 million in the corresponding quarter 1999, an increase of $1.4 million. The increase in cost of revenue was due to the higher volume of testing performed in the second quarter of 2000. Included in these costs are materials and supplies, labor and overhead related to the tests.

Research and development. Research and development costs were $2.4 million in the second quarter of both 2000 and 1999. These expenses are primarily related to research and development efforts relating to our PhenoSense HIV test. We also increased our spending on clinical trials of PhenoSense HIV. We expect research and development spending to increase significantly over the next several years as we expand our research and product development and automation efforts.

General and administrative. General and administrative expenses increased to $2.5 million in the second quarter of 2000 from $1.1 million in the corresponding quarter of 1999, an increase of $1.4 million. This increase was primarily due to a $1.2 million non-cash compensation expense related to granting of stock and options prior to our initial public offering. In addition, we increased spending on salaries and benefits due to increased headcount.

Sales and marketing. Sales and marketing expenses increased to $1.1 million in the second quarter of 2000 from $0.2 million in the corresponding quarter of 1999, an increase of $0.9 million. This increase was primarily due to the deployment of our sales force. In addition, we increased spending on public relations and marketing materials related to the commercialization of PhenoSense HIV.

Interest income, net. Net interest income increased to $0.4 million in the second quarter of 2000 from a net expense of $11,000 in the corresponding quarter of 1999, an increase of $0.4 million. This increase was primarily due to investment of the proceeds from the Company's IPO on May 1, 2000.

Six Months Ended June 30, 2000 and 1999

Net loss per share. Net loss for the first half of 2000, excluding a one-time deemed dividend to preferred stockholders was $10.5 million, or $0.68 per share, compared to a net loss of $6.1 million, or $0.84 per share, on a pro forma basis, for the same period in 1999. In the first quarter of 2000, we recorded a deemed dividend to preferred stockholders of $15.7 million which resulted from the sale of Series C preferred stock in January and February of 2000, at a price per share below the deemed fair value of our stock at the time of sale of the preferred stock. Net loss allocable to common stockholders for the first half of 2000 was $26.2 million or $1.70 per common share.

Revenue. Revenue increased to $2.8 million in the first six months of 2000 from $0.3 million in the corresponding quarter of 1999, an increase of $2.5 million. The increase was primarily attributable to revenues recognized from sales of PhenoSense HIV. We expect revenues from the sales of PhenoSense HIV for patient care to increase substantially relative to sales of the product to pharmaceutical companies for use in clinical trials.

Cost of revenue. Cost of revenue increased to $2.1 million in the first half of 2000 from $0.1 million in the corresponding period in 1999, an increase of $2.0 million. The increase in cost of revenue was due to the higher volume of testing provided in the first half of 2000.

Research and development. Research and development costs increased to $4.7 million in the first six months of 2000 from $4.0 million in the corresponding half of 1999, an increase of $0.7 million. The increase in research and development expenses was primarily the result of increased staffing and expenses related to research and development efforts relating to our PhenoSense HIV test. We also increased our spending on clinical trials of PhenoSense HIV. We expect research and development spending to increase significantly over the next several years as we expand our research and product development and automation efforts.

General and administrative. General and administrative expenses increased to $5.1 million in the first half of 2000 from $1.8 million in the corresponding period of 1999, an increase of $3.3 million. This increase was primarily due to $2.2 million in non-cash compensation expenses related to granting of stock and options prior to our initial public offering. In addition, we increased spending on salaries and benefits due to increased headcount.

Sales and marketing. Sales and marketing expenses increased to $1.9 million in the first six months of 2000 from $0.4 million in the corresponding half of 1999, an increase of $1.5 million. This increase was primarily due to the deployment of our sales force. In addition, we increased spending on public relations and marketing materials related to the commercialization of PhenoSense HIV.

Interest income, net. Net interest income increased to $0.5 million in the first half of 2000 from $23,000 in the corresponding quarter of 1999, an increase of $0.5 million. This increase was primarily due to higher average cash and short term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through public and private sales of common and preferred stock and equipment financing arrangements. During the first half of 2000, we received net proceeds of $31.5 from issuance of common stock in our initial public offering and $15.7 million from issuance of preferred stock. We also financed equipment purchases totaling approximately $0.8 million. As of June 30, 2000, we had approximately $37.7 million in cash, cash equivalents, short-term investments and restricted cash.

Net cash used in operating activities was $10.4 million and $4.9 million for the six months ended June 30, 2000 and 1999, respectively. Net cash used in investing activities was $38.1 million and $2.6 million for the six months ended June 30, 2000 and 1999. Net cash provided by financing activities was $47.9 million for the six months ended June 30, 2000 and net cash used in financing activities was $0.3 for the six months ended June 30, 1999.

On May 1, 2000, we completed the initial public offering of five million shares of common stock at $7.00 per share. Total net proceeds to the Company were approximately $31.5 million. We have invested the net proceeds in highly liquid, interest bearing, investment grade securities. Our investment policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible by investing excess cash in securities with different maturities to match projected cash needs and limit risk by diversifying our investments.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailng rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments during the quarter ended June 30, 2000 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore we have not included quantitative tabular disclosure in this report.

We have operated primarily in the United Stated and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

RISK FACTORS

You should carefully consider the following factors and other information in this Form 10-Q before deciding to invest in the shares.

WE EXPECT TO INCUR FUTURE OPERATING LOSSES AND MAY NOT ACHIEVE PROFITABILITY, WHICH MAY CAUSE OUR STOCK PRICE TO FALL.

We have experienced significant and increasing operating losses each year since our inception and expect to incur substantial additional operating losses for at least the next two years. We experienced net losses of approximately $3.1 million in 1997, $8.1 million in 1998 and $17.1 million in 1999. As of June 30, 2000, we had an accumulated deficit of approximately $40.1 million. We expect to continue to incur substantial operating losses for the foreseeable future primarily as a result of expected increases in expenses for: sales and marketing; expanding patient sample processing capabilities; research and product development costs; acquisition of additional office space and other necessary facilities; and general and administrative costs. If our history of operating losses continues, our stock price may fall and you may lose part or all of your investment.

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

IF WE ARE UNABLE TO EXPAND OUR SALES AND MARKETING CAPABILITIES, WE MAY NOT BE ABLE TO EFFECTIVELY COMMERCIALIZE OUR PRODUCTS.

We currently have nine sales people and limited marketing capability. In order to commercialize our products effectively, we must expand our sales and marketing capabilities or arrange with a third party to perform these services. We may not be able to do this successfully. If we enter into co-promotion or other marketing arrangements, our share of product revenues is likely to be lower than if we directly marketed and sold our products through our own sales force. If we fail to effectively commercialize our products our revenue will be reduced.

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

We have limited experience selling our products and processing patient samples. To grow, we will need to improve and expand our operational and financial systems. If our management is unable to manage our growth effectively, it is possible that our systems and our facilities may become inadequate. Our success also depends on our continued ability to attract and retain highly qualified management and scientific personnel. Competition for personnel is intense. We believe stock options are a critical component of motivating and retaining our key employees. As we mature as a public company, stock options may be less attractive to potential candidates for our management and scientific positions, and, therefore, it may be more difficult to fill those positions. If we cannot successfully attract and retain qualified personnel, our research and development efforts could be hindered and our ability to run our business effectively and compete with others in our industry will be harmed.

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

WE MAY BE SUBJECT TO LITIGATION, WHICH WOULD BE TIME CONSUMING AND DIVERT OUR RESOURCES AND THE ATTENTION OF OUR MANAGEMENT.

We were involved in a dispute with a significant stockholder and former employee. We settled the dispute in November 1999. In connection with the settlement, we purchased shares of our common stock held by him for $225,000 in cash, and allowed him to retain other shares that we had a right to repurchase. In 1999, we recorded $1.9 million in legal fees and costs related to this settlement, including a non-cash charge related to the common stock retained by him. In the future, our stockholders or former employees may bring further claims and we may have to spend significant additional resources and time. Even if we are eventually successful in our defense of any such claim, the time and money spent may prevent us from operating our business effectively or profitably or may distract our management.

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

At July 31, 2000, our directors, entities affiliated with our directors and our executive officers own, in the aggregate, approximately 44% of our outstanding common stock. These stockholders, as a group, are able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in our control at a premium price if these stockholders oppose it.

OUR STOCK PRICE MAY BE VOLATILE, AND OUR STOCK COULD DECLINE IN VALUE.

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant adverse impact on the market price of our common stock: - announcements of technological innovations or new commercial products by our competitors - developments concerning proprietary rights, including patents - publicity regarding actual or potential medical results relating to products under development by our competitors - regulatory developments in the United States and foreign countries - litigation - economic and other external factors or other disaster or crisis - period-to-period fluctuations in financial results.

IF OUR STOCKHOLDERS SELL SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK THE MARKET PRICE OF OUR COMMON STOCK MAY FALL.

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock may fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. At July 31, 2000, approximately 14.7 million shares of common stock, representing 74.3% of our common stock outstanding on that date, were unregistered and eligible for sale, subject to compliance with Rule 144 or Rule 701 under the Securities Act. The holders of these shares have agreed not to dispose of their shares until at least October 28, 2000. All or any portion of these shares may be released from this lock-up by CIBC World Markets Corp. and us. In addition, sales of a substantial number of shares could occur at any time after November 1, 2000. This may have an adverse effect on the price of our common stock and may impair our ability to raise capital in the future.

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

PART II

      ITEM 1 - LEGAL PROCEEDINGS

      None.

      ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a) On April 17, 2000, we filed an amendment to and restatement of our Certificate of Incorporation effecting a one-for-two reverse stock split of our outstanding common stock and adopting certain anti-takeover and stockholder protection mechanisms.

      (b) None.

      (c) RECENT SALES OF UNREGISTERED SECURITIES.

      During the quarter ended June 30, 2000, we issued and sold 31,043 shares of our common stock to employees and consultants upon exercise of stock options held by them for an aggregate exercise price of $2.85 per share. For these issuances we relied on the exemption provided by Section 4(2) of the Securities Act and Rule 701 promulgated thereunder.

      During the quarter ended June 30, 2000, we issued and sold 8,747 shares of our common stock upon exercise of outstanding warrants. For these issuances we relied on the exemption provided by Section 4(2) of the Securities Act.

      (d) USE OF PROCEEDS

      The effective date of our registration statement on Form S-1 (No. 333-30896) relating to our initial public offering was May 1, 2000. A total of 5,000,000 shares of the Company's common stock in the aggregate were sold at a price of $7.00 per share to an underwriting syndicate led by CIBC World markets Corp, ING Barings LLC and Prudential Securities Incorporated. The offering commenced on May 1, 2000, and closed on May 5, 2000. The initial public offering resulted in gross proceeds of approximately $35.0 million, of which $2.5 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.7 million. Proceeds to the Company, net of underwriting discount, were $32.5 million. From the time of receipt through June 30, 2000, all of the net proceeds were invested in short-term, interest-bearing, investment grade securities.


      ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      None.

      ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      During the quarter ended June 30, 2000, we solicited the consent of stockholders for the following matter:

      On April 17, 2000, in an action by written consent, the Stockholders approved an amendment to the our Certificate of Incorporation to become effective after our IPO removing all references to the Series A, B and C preferred stock, approved an amendment to our bylaws, approved an amendment to our 2000 Equity Incentive Plan, approved our 2000 Employee Stock Purchase Plan and related offering documents and approved our Form of Indemnity Agreement for use with our officers and directors. Stockholders holding 3,133,511 shares of common stock and 7,346,528 shares of preferred stock consented to this action.


      ITEM 5 - OTHER INFORMATION

      None.

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) EXHIBITS

                       Exhibit No.                   Caption
                      -------------                ----------

                          27.1                     Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on August 14, 2000.





                                        By: /s/ WILLIAM D. YOUNG
                                           -------------------------------------
                                                      William D. Young
                                                   Chief Executive Officer
                                                    (Principal Executive,
                                                  Financial and Accounting
                                                          Officer)

                                INDEX TO EXHIBITS

Exhibits
--------
27.1           Financial Data Schedule