Form 10-Q
period 2000-09-30
VIROLOGIC INC
filed 2000-11-13
CIK 1094961

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------

                                    FORM 10-Q

                                   ----------

(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM ________ TO ________ .


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

                                 YES [X] NO [ ]


        AS OF OCTOBER 31, 2000 THERE WERE 19,772,486 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

================================================================================

                                 VIROLOGIC, INC.
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                            PAGE NO.
         ITEM 1 - FINANCIAL STATEMENTS

         Condensed Balance Sheets as of September 30, 2000 and December 31, 1999.........    2

         Condensed Statements of Operations
         For the three and nine months ended September 30, 2000 and 1999.................    3

         Condensed Statements of Cash Flows
         For the nine months ended September 30, 2000 and 1999...........................    4

         Notes to Condensed Financial Statements.........................................    5

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............................................    8

         ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............   10


PART II. OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS......................................................   16

         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS..............................   16

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES........................................   16

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................   16

         ITEM 5 - OTHER INFORMATION......................................................   16

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.......................................   16

SIGNATURES...............................................................................   17

                                 VIROLOGIC, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                                   2000           1999
                                                                              -------------   ------------
                                                                                (unaudited)         (1)
ASSETS
Current assets:
Cash and cash equivalents .................................................      $  1,006       $  2,208
Short-term investments ....................................................        30,673             --
Accounts receivable, net of allowance for doubtful accounts of
   $410 and $63, respectively .............................................         2,225            550
Inventory .................................................................           413            287
Restricted cash ...........................................................         2,014            950
Other current assets ......................................................         1,239            310
                                                                                 --------       --------
  Total current assets ....................................................        37,570          4,305

Property and equipment, net ...............................................         8,435          5,028
Other assets ..............................................................           606            444
                                                                                 --------       --------

  Total assets ............................................................      $ 46,611       $  9,777
                                                                                 ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ..........................................................      $  2,102       $  1,457
Accrued liabilities .......................................................         1,083            869
Accrued compensation ......................................................         1,885            560
Current portion of loan ...................................................         1,136            897
                                                                                 --------       --------
  Total current liabilities ...............................................         6,206          3,783

Long-term portion of loan .................................................         1,174          1,051
Long-term deferred rent ...................................................           223            245

Commitments and contingencies
Stockholders' equity:
Preferred stock ...........................................................            --             10
Common stock ..............................................................            20              5
Additional paid-in capital ................................................        88,598         38,812
Deferred compensation .....................................................        (3,551)        (4,478)
Notes receivable from officers and employees ..............................           (39)           (46)
Accumulated deficit .......................................................       (46,020)       (29,605)
                                                                                 --------       --------
  Total stockholders' equity ..............................................        39,008          4,698
                                                                                 --------       --------
  Total liabilities and stockholders' equity ..............................      $ 46,611       $  9,777
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

            See accompanying notes to Condensed Financial Statements.

                                 VIROLOGIC, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                                       ----------------------        -----------------------
                                                                         2000           1999           2000           1999
                                                                       --------       --------       --------       --------
Revenue .........................................................      $  1,885       $    321       $  4,709       $    572
Operating costs and expenses:
    Cost of revenue .............................................         1,237            160          3,369            306
    Research and development ....................................         2,898          2,680          7,558          6,694
    Sales, general and administrative:
       Non-cash stock based compensation ........................         1,104          1,112          3,250          1,112
       Other sales, general and administrative expenses .........         3,177          1,402          8,045          3,566
                                                                       --------       --------       --------       --------
Total costs and operating expenses ..............................         8,416          5,354         22,222         11,678
                                                                       --------       --------       --------       --------
Operating loss ..................................................        (6,531)        (5,033)       (17,513)       (11,106)

Interest income .................................................           661             47          1,290            202
Interest expense ................................................           (64)           (58)          (192)          (191)
                                                                       --------       --------       --------       --------
Net loss ........................................................      $ (5,934)      $ (5,044)       (16,415)       (11,095)
Deemed dividend to preferred stockholders .......................            --             --        (15,700)            --
                                                                       --------       --------       --------       --------
Net loss allocable to common stockholders .......................      $ (5,934)      $ (5,044)      $(32,115)      $(11,095)

Basic and diluted net loss per common share .....................      $  (0.30)      $  (0.89)      $  (1.90)      $  (2.20)
                                                                       ========       ========       ========       ========
Weighted-average shares used in computing basic
     and diluted net loss per common share ......................        19,841          5,643         16,883          5,033
                                                                       ========       ========       ========       ========




           See accompanying notes to Condensed Financial Statements.

                                 VIROLOGIC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     -----------------------
                                                                       2000           1999
                                                                     --------       --------
OPERATING ACTIVITIES
Net loss ......................................................      $(16,415)      $(11,095)
Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation and amortization ..............................         1,105            753
   Stock-based compensation ...................................         3,250          1,112
   Changes in assets and liabilities:
     Accounts receivable ......................................        (1,675)          (171)
     Inventory ................................................          (126)          (315)
     Other current assets .....................................          (929)          (156)
     Accounts payable and other current liabilities ...........         2,162            798
                                                                     --------       --------
     Net cash used in operating activities ....................       (12,628)        (9,074)

INVESTING ACTIVITIES
Intangible and other assets ...................................          (204)          (149)
Restricted cash ...............................................        (1,064)          (950)
Capital expenditures ..........................................        (4,512)        (2,041)
Purchases of short-term marketable securities .................       (38,808)            --
Sales of short-term marketable securities .....................         8,135             --
                                                                     --------       --------
     Net cash used in investing activities ....................       (36,453)        (3,140)

FINANCING ACTIVITIES
Principal payments on long-term debt ..........................          (854)          (558)
Borrowings under long-term debt ...............................         1,216             --
Net proceeds from issuance of common stock,
     net of common stock repurchases ..........................        31,810             22
Repayments of notes receivable ................................             7             32
Net proceeds from issuance of preferred stock .................        15,700          7,656
                                                                     --------       --------
     Net cash provided by financing activities ................        47,879          7,152
                                                                     --------       --------
     Net decrease in cash and cash equivalents ................        (1,202)        (5,062)
Cash and cash equivalents at beginning of period ..............         2,208          9,564
                                                                     --------       --------
Cash and cash equivalents at end of period ....................      $  1,006       $  4,502
                                                                     ========       ========





            See accompanying notes to Condensed Financial Statements.

                                 VIROLOGIC, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The condensed balance sheet as of December 31, 1999 has been derived from the audited financial statements as of that date. For further information, refer to the audited financial statements and notes thereto included in our Registration Statement filed on Form S-1, effective May 1, 2000.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Sales are recognized on the accrual basis upon completion of tests made on samples provided by our customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payer programs, including Medicare. Billings for services under third-party payor programs are included in sales net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated payment amounts.

Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost, or market. At September 30, 2000, inventories consisted mainly of raw materials used in the performance of tests.

One-for-Two Reverse Stock Split

The accompanying financial statements have been adjusted retroactively to reflect a one-for-two reverse stock split, which was effective on April 17, 2000.

Comprehensive Income (Loss)

For the three- and nine-month periods ended September 30, 2000 and September 30, 1999, there were no comprehensive gains or losses. Therefore, comprehensive loss was equal to net loss for those periods.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in the other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for the Company's year ending December 31, 2001. The Company does not currently hold any derivatives and does not expect this pronouncement to materially impact the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on the accounting for revenue recognition. The Company is currently evaluating the applicability of SAB 101 to its existing agreements. Should the Company conclude that its approach is different from the approach described in SAB 101, it will change its method of accounting. As amended, SAB 101 is required to be implemented in the quarter ended December 31, 2000, for companies with fiscal years beginning between December 16, 1999 and March 15, 2000.

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

2. NET LOSS PER COMMON SHARE

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

A reconciliation of pro forma basic and diluted net loss per common share is as follows (in thousands, except per share data):

                                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                                 ---------------------       ----------------------
                                                                  2000          1999           2000          1999
                                                                 -------      --------       --------      --------
Actual:
Net loss ..................................................      $(5,934)     $ (5,044)       (16,415)      (11,095)
Deemed dividend to preferred stockholders .................           --            --        (15,700)           --
                                                                 -------      --------       --------      --------
Net loss allocable to common stockholders .................      $(5,934)     $ (5,044)      $(32,115)     $(11,095)

Basic and diluted net loss per common share ...............      $ (0.30)     $  (0.89)      $  (1.90)     $  (2.20)
                                                                 =======      ========       ========      ========
Weighted-average shares used in computing basic
     and diluted net loss per common share ................       19,841         5,643         16,883         5,033
                                                                 =======      ========       ========      ========
Pro forma:
Net loss allocable to common stockholders .................                   $ (5,044)                    $(11,095)
                                                                              ========                     ========
Shares used above .........................................                      5,643                        5,033
Adjusted to reflect weighted-average effect of assumed
    Conversion of preferred stock .........................                      2,450                        2,450
                                                                              --------                     --------
Weighted-average shares used in pro forma basic and diluted
    Net loss per common share .............................                      8,093                        7,483
                                                                              ========                     ========
Pro forma basic and diluted net loss per common share .....                   $  (0.62)                    $  (1.48)
                                                                              ========                     ========

3. DEEMED DIVIDEND TO PREFERRED STOCKHOLDERS

In January and February 2000, ViroLogic consummated the sale of 8.5 million shares of Series C convertible preferred stock, or 4.2 million shares of common stock on an as-if converted basis, from which ViroLogic received proceeds of approximately $15.7 million or $1.85 per share, or $3.70 per share on an as-if-converted basis. At the date of issuance, ViroLogic believed the per share price of $1.85, or $3.70 per share on an as-if-converted basis, represented the fair value of the common stock. Subsequent to the commencement of ViroLogic's initial public offering process, ViroLogic re-evaluated the fair value of its common stock as of January and February 2000 and deemed it to be $11.90 per share, for financial reporting purposes. Accordingly, the increase in fair value has resulted in a beneficial conversion feature of $15.7 million that has been recorded as a deemed dividend to preferred stockholders in the first quarter of 2000. ViroLogic recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in-capital, without any effect on total stockholders' equity. The preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share for the nine-month period ended September 30, 2000. The guidelines set forth in the Emerging Issues Task Force Consensus No. 98-5 limit the amount of the deemed dividend to the amount of the proceeds of the related financing.

4. INITIAL PUBLIC OFFERING AND CONVERSION OF PREFERRED STOCK

On May 1, 2000, the Company completed its initial public offering in which it sold 5,000,000 shares of Common Stock at $7.00 per share.

Upon the closing of the offering, all the Company's outstanding preferred stock automatically converted into an aggregate of 9.6 million shares of common stock. After the offering, the Company's authorized capital consisted of 60,000,000 shares of common stock, of which 19.8 million shares were outstanding as of September 30, 2000, and 5,000,000 shares of preferred stock, none of which was issued or outstanding as of September 30, 2000.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking statements concerning the Company's operations, economic performance and financial condition within the meaning of the federal securities laws. These statements may be found under this "Management's Discussion and Analysis of Financial Condition and Results of Operation" and elsewhere in this report.

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

Since our inception, we have incurred significant losses and, as of September 30, 2000, our accumulated deficit was $46.0 million. Our losses have resulted principally from costs incurred in research and development, clinical laboratory scale-up, and from general and administrative costs associated with our operations. We expect to continue to incur substantial costs in these areas, as well as sales and marketing, and as a result, we will need to generate significantly higher revenue to achieve profitability.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999

Net loss per common share. Net loss for the quarter was $5.9 million, or $0.30 per share, compared to a net loss of $5.0 million, or a pro forma net loss of $0.62 per share, for the same period in 1999. Pro forma net loss per share is determined as described in Note 2 to our Condensed Financial Statements.

Revenue. Revenue was $1.9 million in the third quarter of 2000 up from $0.3 million in the corresponding quarter of 1999, an increase of $1.6 million. The increase was primarily attributable to revenues recognized from sales of PhenoSense HIV.

Cost of revenue. Cost of revenue increased to $1.2 million in the third quarter of 2000 from $0.2 million in the corresponding quarter 1999, an increase of $1.0 million. The increase in cost of revenue was due to the higher volume of testing performed in the third quarter of 2000. Included in these costs are materials and supplies, labor and overhead related to the tests.

Research and development. Research and development costs were $2.9 million in the third quarter of 2000 and $2.7 million in the third quarter of 1999. These expenses are primarily related to research and development efforts relating to enhancing our PhenoSense HIV test. We expect research and development spending to increase significantly over the next several years as we expand our research and product development and automation efforts to other serious viral diseases.

General and administrative. General and administrative expenses increased to $2.7 million in the third quarter of 2000 from $2.2 million in the corresponding quarter of 1999, an increase of $0.5 million. The increase was due primarily to additional spending on salaries and benefits due to increased headcount.

Sales and marketing. Sales and marketing expenses increased to $1.5 million in the third quarter of 2000 from $0.3 million in the corresponding quarter of 1999, an increase of $1.2 million. This increase was primarily due to additional spending on salaries and benefits relating to increased sales headcount. In addition, we increased spending on public relations and marketing efforts related to the commercialization of PhenoSense HIV. We expect to incur significant sales and marketing expenses as we increase the size of our sales force and increase spending on marketing efforts and public relations related to the commercialization of PhenoSense HIV.

Interest income, net. Net interest income increased to $0.6 million in the third quarter of 2000 from a net expense of $11,000 in the corresponding quarter of 1999, an increase of $0.6 million. This increase was primarily due to increased short-term investments, consisting primarily of the proceeds from the Company's IPO in May 2000.

Nine Months Ended September 30, 2000 and 1999

Net loss per common share. Net loss for the first nine months of 2000, excluding a one-time deemed dividend to preferred stockholders was $16.4 million, or $0.97 per share, compared to a net loss of $11.1 million, or $1.48 per share, on a pro forma basis, for the same period in 1999. In the first quarter of 2000, we recorded a deemed dividend to preferred stockholders of $15.7 million, which resulted from the sale of Series C preferred stock in January and February of 2000, at a price per share below the deemed fair value of our stock at the time of sale of the preferred stock. Net loss allocable to common stockholders for the nine months ended September 30, 2000 was $32.1 million or $1.90 per common share.

Revenue. Revenue increased to $4.7 million in the first nine months of 2000 from $0.6 million in the corresponding period of 1999, an increase of $4.1 million. The increase was primarily attributable to revenues recognized from sales of PhenoSense HIV.

Cost of revenue. Cost of revenue increased to $3.4 million in the first nine months of 2000 from $0.3 million in the corresponding period in 1999, an increase of $3.1 million. The increase in cost of revenue was due to the higher volume of testing provided in the first nine months of 2000.

Research and development. Research and development costs increased to $7.6 million in the first nine months of 2000 from $6.7 million in the corresponding period of 1999, an increase of $0.9 million. The increase in research and development expenses was primarily the result of increased staffing and expenses related to research and development efforts relating to enhancements of our PhenoSense HIV test.

General and administrative. General and administrative expenses increased to $7.9 million in the first nine months of 2000 from $4.0 million in the corresponding period of 1999, an increase of $3.9 million. This increase was primarily due to a $2.1 million increase in non-cash compensation expenses related to granting of stock and options prior to our initial public offering and increased spending on salaries and benefits due to increased headcount.

Sales and marketing. Sales and marketing expenses increased to $3.4 million in the first nine months of 2000 from $0.7 million in the corresponding period of 1999, an increase of $2.7 million. This increase was primarily due to the deployment of our sales force. In addition, we increased spending on public relations and marketing efforts related to the commercialization of PhenoSense HIV.

Interest income, net. Net interest income increased to $1.1 million in the first nine months of 2000 from $11,000 in the corresponding period of 1999, an increase of $1.1 million. This increase was primarily due to higher average cash and short term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through public and private sales of common and preferred stock and equipment financing arrangements. During the first nine months of 2000, we received net proceeds of $31.5 from issuance of common stock in our initial public offering and $15.7 million from issuance of preferred stock. We also financed equipment purchases totaling approximately $1.2 million in the first nine months of 2000. As of September 30, 2000, we had approximately $33.7 million in cash, cash equivalents, short-term investments and restricted cash.

Net cash used in operating activities was $12.6 million and $9.1 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash used in investing activities was $36.5 million and $3.1 million for the nine months ended September 30, 2000 and 1999. Net cash provided by financing activities was $47.9 million and $7.2 million for the nine months ended September 30, 2000 and 1999.

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

      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments during the quarter ended September 30, 2000 was less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore we have not included quantitative tabular disclosure in this report.

The Company does not enter into financial investments for speculation or trading purposes and is not a party to financial or commodity derivatives.

We have operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

RISK FACTORS

You should carefully consider the following factors and other information in this Form 10-Q before deciding to invest in the shares.

WE EXPECT TO INCUR FUTURE OPERATING LOSSES AND MAY NOT ACHIEVE PROFITABILITY, WHICH MAY CAUSE OUR STOCK PRICE TO FALL.

We have experienced significant and increasing operating losses each year since our inception and expect to incur substantial additional operating losses for at least the next two years. We experienced net losses of approximately $3.1 million in 1997, $8.1 million in 1998 and $17.1 million in 1999. As of September 30, 2000, we had an accumulated deficit of approximately $46.0 million. We expect to continue to incur substantial operating losses for the foreseeable future primarily as a result of expected increases in expenses for: sales and marketing; expanding patient sample processing capabilities; research and product development costs; acquisition of additional clinical laboratory and research space and other necessary facilities; and general and administrative costs. If our history of operating losses continues, our stock price may fall and you may lose part or all of your investment.

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

IF WE ARE UNABLE TO EXPAND OUR SALES AND MARKETING CAPABILITIES, WE MAY NOT BE ABLE TO EFFECTIVELY COMMERCIALIZE OUR PRODUCTS.

We currently have nine sales people and limited marketing capability. In order to commercialize our products effectively, we must expand our sales and marketing capabilities or arrange with a third party to perform these services, and are taking steps in this direction. We may not be able to do this successfully. If we enter into co-promotion or other marketing arrangements, our share of product revenues is likely to be lower than if we directly marketed and sold our products through our own sales force. If we fail to effectively commercialize our products our revenue will be reduced.

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

The strength of our intellectual property protection is uncertain. In particular, we cannot ensure that we were the first to invent the technologies covered by our patent or pending patent applications; we were the first to file patent applications for these inventions; others will not independently develop similar or alternative technologies or duplicate any of our technologies; any of our pending patent applications will result in issued patents; any patents issued to us will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties. Other companies may have patents or patent applications relating to products or processes similar to, competitive with or otherwise related to our products. Patent law relating to the scope of claims in the technology fields in which we operate, including biotechnology and information technology, is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we will prevail in any of these lawsuits or that, if successful, we will be awarded commercially valuable remedies. In addition, it is possible that we will not have the required resources to pursue such litigation or to otherwise protect our patent rights. We also rely on unpatented trade secrets to protect our proprietary technology. Other companies may independently develop or otherwise acquire equivalent technology or gain access to our proprietary technology.

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

At September 30, 2000, our directors, entities affiliated with our directors and our executive officers own, in the aggregate, approximately 44% of our outstanding common stock. These stockholders, as a group, are able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in our control at a premium price if these stockholders oppose it.

OUR STOCK PRICE MAY BE VOLATILE, AND OUR STOCK COULD DECLINE IN VALUE.

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant adverse impact on the market price of our common stock announcements of technological innovations or new commercial products by our competitors; developments concerning proprietary rights, including patents; publicity regarding actual or potential medical results relating to products under development by our competitors - regulatory developments in the United States and foreign countries; litigation; economic and other external factors or other disaster or crisis; period-to-period fluctuations in financial results

IF OUR STOCKHOLDERS SELL SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK THE MARKET PRICE OF OUR COMMON STOCK MAY FALL.

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

PART II

        ITEM 1 - LEGAL PROCEEDINGS

        None.

        ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c) RECENT SALES OF UNREGISTERED SECURITIES.

        During the quarter ended September 30, 2000, we issued and sold 12,988 shares of our common stock to employees and consultants upon exercise of stock options held by them for an aggregate exercise price of $1.23 per share. For these issuances we relied on the exemption provided by
        Section 4(2) of the Securities Act and Rule 701 promulgated thereunder.

        (d) USE OF PROCEEDS

        The effective date of our registration statement on Form S-1 (No. 333-30896) relating to our initial public offering was May 1, 2000. A total of 5,000,000 shares of the Company's common stock in the aggregate were sold at a price of $7.00 per share to an underwriting syndicate led by CIBC World markets Corp, ING Barings LLC and Prudential Securities Incorporated. The offering commenced on May 1, 2000, and closed on May 5, 2000. The initial public offering resulted in gross proceeds of approximately $35.0 million, of which $2.5 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.7 million. Proceeds to the Company, net of underwriting discount, were $32.5 million. From the time of receipt through September 30, 2000, all of the net proceeds were invested in short-term, interest-bearing, investment grade securities.


        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

        None.

        ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        None.

        ITEM 5 - OTHER INFORMATION

        None.

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

              Exhibit No.                 Caption
              -----------                 -------
                10.9                      ViroLogic, Inc. 2000 Equity Incentive
                                          Plan, as amended

                27.1                      Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on November 10, 2000.



                                       By:  /s/ WILLIAM D. YOUNG
                                          --------------------------------------
                                                William D. Young
                                                Chief Executive Officer

                                                (Principal executive, financial
                                                and accounting officer)

                                INDEX TO EXHIBITS


Exhibits
--------
10.9    ViroLogic, Inc. 2000 Equity Incentive Plan, as amended

27.1    Financial Data Schedule