Form 10-Q/A
period 2000-06-30
VIROLOGIC INC
filed 2001-03-26
CIK 1094961

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                                  AMENDMENT 1

                            ------------------------

(MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                VIROLOGIC, INC.

                                     INDEX

                                                              PAGE
                                                              NO.
                                                              ----
PART I. FINANCIAL INFORMATION
Explanatory Note............................................    1
Item 1 -- Financial Statements
  Condensed Balance Sheets as of June 30, 2000 and December
     31, 1999...............................................    2
  Condensed Statements of Operations for the three and six
     months ended June 30, 2000 and 1999....................    3
  Condensed Statements of Cash Flows for the six months
     ended June 30, 2000 and 1999...........................    4
  Notes to Condensed Financial Statements...................    5
Item 2 -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    8

SIGNATURES..................................................   11

                                VIROLOGIC, INC.

                                EXPLANATORY NOTE

     ViroLogic, Inc. hereby amends its Form 10-Q for the quarter ended June 30, 2000 to restate, in certain periods, its weighted average shares used in computing basic and diluted net loss per common share and the related net loss per common share. Certain weighted average shares as originally reported on the Condensed Statements of Operations were calculated on a proforma basis, which reflected the conversion of the convertible preferred stock from the original date of issuance of the related preferred stock instead of the actual date of conversion. None of the changes herein have resulted in any change in revenues, expenses, net loss, total assets, total liabilities or total stockholders' equity. This Form 10-Q/A amends the Company's Form 10-Q filed on August 14, 2000 only to the extent of the additions and information included in this report. The following tables summarize the changes(in thousands, except per share data).

                                                           AS PREVIOUSLY
                                                             REPORTED              AS RESTATED
                                                        THREE MONTHS ENDED     THREE MONTHS ENDED
                                                             JUNE 30,               JUNE 30,
                                                        -------------------    -------------------
                                                          2000       1999        2000       1999
                                                        --------    -------    --------    -------
CONDENSED STATEMENTS OF OPERATIONS:
Basic and diluted net loss per common share...........  $ (0.28)    $(0.51)    $ (0.34)    $(0.77)
Weighted-average shares used in computing basic and
  diluted net loss per common share...................   17,987      7,179      14,715      4,724

PRO FORMA:
Pro forma basic and diluted net loss per common
  share...............................................  $    --     $(0.51)    $ (0.28)    $(0.51)
Weighted-average shares used in computing pro forma
  basic and diluted net loss per common share.........       --      7,179      17,987      7,179

                                                          AS PREVIOUSLY
                                                            REPORTED            AS RESTATED
                                                        SIX MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,             JUNE 30,
                                                        -----------------    -----------------
                                                         2000       1999      2000       1999
                                                        -------    ------    -------    ------
CONDENSED STATEMENTS OF OPERATIONS:
Basic and diluted net loss per common share...........  $ (1.70)   $(0.84)   $ (2.65)   $(1.28)
Weighted-average shares used in computing basic and
  diluted net loss per common share...................   15,449     7,188      9,876     4,733

PRO FORMA:
Pro forma basic and diluted net loss per common
  share...............................................  $    --    $(0.84)   $ (1.70)   $(0.84)
Weighted-average shares used in computing pro forma
  basic and diluted net loss per common share.........       --     7,188     15,449     7,188

                                VIROLOGIC, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2000          1999(1)
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents...................................   $  1,572        $  2,208
Short-term investments......................................     36,173              --
Accounts receivable, net of allowance for doubtful accounts
  of $238 and $63, respectively.............................      2,198             550
Inventory...................................................        406             287
Restricted cash.............................................      2,312             950
Other current assets........................................        991             310
                                                               --------        --------
          Total current assets..............................     43,652           4,305
Property and equipment, net.................................      5,136           5,028
Other assets................................................        493             444
                                                               --------        --------
          Total assets......................................   $ 49,281        $  9,777
                                                               ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................   $    453        $  1,457
Accrued liabilities.........................................      1,713             869
Accrued compensation........................................        888             560
Current portion of loan.....................................      1,225             897
                                                               --------        --------
          Total current liabilities.........................      4,279           3,783
Long-term portion of loan...................................      1,410           1,051
Long-term deferred rent.....................................        241             245
Commitments and contingencies
Stockholders' equity:
Preferred stock.............................................         --              10
Common stock................................................         20               5
Additional paid-in capital..................................     87,668          38,812
Deferred compensation.......................................     (4,211)         (4,478)
Notes receivable from officers and employees................        (40)            (46)
Accumulated deficit.........................................    (40,086)        (29,605)
                                                               --------        --------
          Total stockholders' equity........................     43,351           4,698
                                                               --------        --------
          Total liabilities and stockholders' equity........   $ 49,281        $  9,777
                                                               ========        ========

---------------
(1) Derived from the audited financial statements included in the Company's Registration Statement on Form S-1, No. 333-30896.

           See accompanying notes to Condensed Financial Statements.

                                VIROLOGIC, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     ------------------    -------------------
                                                      2000       1999        2000       1999
                                                     -------    -------    --------    -------
Revenue............................................  $ 1,947    $   166    $  2,824    $   251
Operating costs and expenses:
  Cost of revenue..................................    1,448         65       2,131        145
  Research and development.........................    2,385      2,418       4,661      4,013
  Sales, general and administrative:
     Non-cash stock based compensation.............    1,151         --       2,145         --
     Other sales general and administrative
       expenses....................................    2,423      1,310       4,869      2,166
                                                     -------    -------    --------    -------
          Total costs and operating expenses.......    7,407      3,793      13,806      6,324
                                                     -------    -------    --------    -------
Operating loss.....................................   (5,460)    (3,627)    (10,982)    (6,073)
Interest income....................................      515         53         630        155
Interest expense...................................      (72)       (64)       (129)      (132)
                                                     -------    -------    --------    -------
Net loss...........................................   (5,017)    (3,638)    (10,481)    (6,050)
Deemed dividend to preferred stockholders..........       --         --     (15,700)        --
                                                     -------    -------    --------    -------
Net loss allocable to common stockholders..........  $(5,017)   $(3,638)   $(26,181)   $(6,050)
                                                     =======    =======    ========    =======
Basic and diluted net loss per common share........  $ (0.34)   $ (0.77)   $  (2.65)   $ (1.28)
                                                     =======    =======    ========    =======
Weighted-average shares used in computing basic and
  diluted net loss per common share................   14,715      4,724       9,876      4,733
                                                     =======    =======    ========    =======

           See accompanying notes to Condensed Financial Statements.

                                VIROLOGIC, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
OPERATING ACTIVITIES
Net loss....................................................  $(10,481)   $(6,050)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       701        369
  Stock-based compensation..................................     2,145         --
  Changes in assets and liabilities:
     Accounts receivable....................................    (1,648)       (74)
     Inventory..............................................      (119)      (254)
     Other current assets...................................      (681)      (116)
     Accounts payable and other current liabilities.........      (279)     1,215
                                                              --------    -------
          Net cash used in operating activities.............   (10,362)    (4,910)

INVESTING ACTIVITIES
Intangible and other assets.................................       218        (88)
Restricted cash.............................................    (1,362)      (950)
Capital expenditures........................................      (809)    (1,555)
Purchases of short-term marketable securities...............   (38,173)        --
Sales of short-term marketable securities...................     2,000         --
                                                              --------    -------
          Net cash used in investing activities.............   (38,126)    (2,593)

FINANCING ACTIVITIES
Principal payments on long-term debt........................      (529)      (390)
Borrowings under long-term debt.............................     1,216         --
Net proceeds from issuance of common stock, net of common
  stock repurchases.........................................    31,459         35
Repayments of notes receivable..............................         6         28
Net proceeds from issuance of preferred stock...............    15,700         --
                                                              --------    -------
          Net cash (used in) provided by financing
           activities.......................................    47,852       (327)
                                                              --------    -------
          Net increase (decrease) in cash and cash
           equivalents......................................      (636)    (7,830)
Cash and cash equivalents at beginning of period............     2,208      9,564
                                                              --------    -------
Cash and cash equivalents at end of period..................  $  1,572    $ 1,734
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

  Revenue Recognition

     Revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payor programs, including Medicare. Billings for services under third-party payor programs are included in revenue net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated payment amounts.

  Inventory

     Inventory is stated at the lower of standard cost, which approximates actual cost, or market. At June 30, 2000 and December 31, 1999, inventories consisted mainly of raw materials used in the performance of tests.

  One-for-Two Reverse Stock Split

     The accompanying financial statements have been adjusted retroactively to reflect a one-for-two reverse stock split, which was effective on April 17, 2000.

  Comprehensive Income (Loss)

     For the three- and six-month periods ended June 30, 2000 and June 30, 1999, there were no comprehensive gains or losses. Therefore, comprehensive loss was equal to net loss for those periods.

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

                                VIROLOGIC, INC.

                                 JUNE 30, 2000

Company's year ending December 31, 2001. The Company does not currently hold any derivatives and does not expect this pronouncement to materially impact results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the accounting for revenue recognition. As required, the Company adopted SAB 101 effective January 1, 2000. Implementation of this Bulletin did not materially impact the Company's financial position or results of operations.

     On March 31, 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which provides guidance on several implementation issues related to Accounting Principles Board Opinion No.
25. The most significant are clarification of the definition of employee for purposes of applying Opinion 25 and the accounting for options that have been repriced. Under the interpretation, the employer-employee relationship would be based on case law and Internal Revenue Service regulations. The FASB granted an exception to this definition for outside directors. Implementation of this interpretation had no impact on the Company's financial statements.

 2. NET LOSS PER SHARE

     Basic net loss per share is based on the weighted-average number of common shares outstanding. Potentially dilutive securities, consisting of convertible preferred stock, stock options and warrants, have been excluded from the diluted earnings per share computations as their effect is antidilutive.

     The computation of pro forma basic and diluted net loss per common share includes shares issuable upon the conversion of outstanding shares of convertible preferred stock (using the as-if converted method) from the original date of issuance.

                                VIROLOGIC, INC.

                                 JUNE 30, 2000

     A reconciliation of pro forma basic and diluted net loss per common share is as follows (in thousands, except per share data):

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     ------------------    -------------------
                                                      2000       1999        2000       1999
                                                     -------    -------    --------    -------
ACTUAL:
Net loss...........................................  $(5,017)   $(3,638)   $(10,481)   $(6,050)
Deemed dividend to preferred stockholders..........       --         --     (15,700)        --
                                                     -------    -------    --------    -------
Net loss allocable to common stockholders..........  $(5,017)   $(3,638)   $(26,181)   $(6,050)
                                                     =======    =======    ========    =======
Basic and diluted net loss per common share........  $ (0.34)   $ (0.77)   $  (2.65)   $ (1.28)
                                                     =======    =======    ========    =======
Weighted-average shares used in computing basic and
  diluted net loss per common share................   14,715      4,724       9,876      4,733
                                                     =======    =======    ========    =======
PRO FORMA:
Net loss allocable to common stockholders..........  $(5,017)   $(3,638)   $(26,181)   $(6,050)
                                                     =======    =======    ========    =======
Shares used above..................................   14,715      4,724       9,876      4,733
Adjusted to reflect weighted-average effect of
  assumed conversion of preferred stock............    3,272      2,455       5,573      2,455
                                                     -------    -------    --------    -------
Weighted-average shares used in pro forma basic and
  diluted net loss per common share................   17,987      7,179      15,449      7,188
                                                     =======    =======    ========    =======
Pro forma basic and diluted net loss per common
  share............................................  $ (0.28)   $ (0.51)   $  (1.70)   $ (0.84)
                                                     =======    =======    ========    =======

 3. DEEMED DIVIDEND TO PREFERRED STOCKHOLDERS

     In January and February 2000, ViroLogic consummated the sale of 8.5 million shares of Series C convertible preferred stock, or 4.2 million shares of common stock on an as-if converted basis, from which ViroLogic received proceeds of approximately $15.7 million or $1.85 per share, or $3.70 per share on an as-if-converted basis. At the date of issuance, ViroLogic believed the per share price of $1.85, or $3.70 per share on an as-if-converted basis, represented the fair value of the common stock. Subsequent to the commencement of ViroLogic's initial public offering process, ViroLogic re-evaluated the fair value of its common stock as of January and February 2000 and deemed it to be $11.90 per share, for financial reporting purposes. Accordingly, the increase in fair value has resulted in a beneficial conversion feature of $15.7 million that has been recorded as a deemed dividend to preferred stockholders in the first quarter of 2000. ViroLogic recorded the deemed dividend at the date of issuance by offsetting charges and credits to additional paid-in-capital, without any effect on total stockholders' equity. The preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share for the six-month period ended June 30, 2000. The guidelines set forth in the Emerging Issues Task Force Consensus No. 98-5 limit the amount of the deemed dividend to the amount of the proceeds of the related financing.

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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     These forward-looking statements are subject to risks and uncertainties and other factors, which may cause actual results to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. These risks and uncertainties include, but are not limited to, whether PhenoSense(TM) testing will achieve market acceptance, whether payors will authorize reimbursement for our products, whether we will be able to expand our sales and marketing capabilities, whether we encounter problems or delays in automating our process, whether we successfully introduce new products using our PhenoSense(TM) technology, whether intellectual property underlying our PhenoSense(TM) technology is adequate, whether we are able to build brand loyalty, and other risks and uncertainties detailed in our final Prospectus that is part of our Registration Statement on Form S-1, as declared effective by the SEC on May 1, 2000 (File No. 333-30896).

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

RESULTS OF OPERATIONS

  Three Months Ended June 30, 2000 and 1999

     Net loss per share. Net loss for the quarter was $5.0 million, or $0.34 per share, compared to a net loss of $3.6 million, or $0.77 per share, for the same period in 1999.

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

     Research and development. Research and development costs were $2.4 million in the second quarter of both 2000 and 1999. These expenses are primarily related to research and development efforts relating to our PhenoSense HIV test. We also increased our spending on clinical trials of PhenoSense HIV. We expect research and development spending to increase significantly over the next several years as we expand our research and product development and automation efforts for other viral diseases.

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

  Six Months Ended June 30, 2000 and 1999

     Net loss per share. Net loss for the first half of 2000, excluding a one-time deemed dividend to preferred stockholders was $10.5 million, or $1.06 per share, compared to a net loss of $6.1 million, or $1.28 per share, for the same period in 1999. In the first quarter of 2000, we recorded a deemed dividend to preferred stockholders of $15.7 million which resulted from the sale of Series C preferred stock in January and February of 2000, at a price per share below the deemed fair value of our stock at the time of sale of the preferred stock. Net loss allocable to common stockholders for the first half of 2000 was $26.2 million or $2.65 per common share.

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

     Research and development. Research and development costs increased to $4.7 million in the first six months of 2000 from $4.0 million in the corresponding half of 1999, an increase of $0.7 million. The increase in research and development expenses was primarily the result of increased staffing and expenses related to research and development efforts relating to our PhenoSense HIV test. We also increased our spending on clinical trials of PhenoSense HIV. We expect research and development spending to increase significantly over the next several years as we expand our research and product development and automation efforts for other viral diseases.

     General and administrative. General and administrative expenses increased to $5.1 million in the first half of 2000 from $1.8 million in the corresponding period of 1999, an increase of $3.3 million. This increase was primarily due to $2.1 million in non-cash compensation expenses related to granting of stock and options prior to our initial public offering. In addition, we increased spending on salaries and benefits due to increased headcount.

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

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception primarily through public and private sales of common and preferred stock and equipment financing arrangements. During the first half of 2000, we received net proceeds of $31.5 million from issuance of common stock in our initial public offering and $15.7 million from issuance of preferred stock. We also financed equipment purchases totaling approximately $0.8 million. As of June 30, 2000, we had approximately $40.1 million in cash, cash equivalents, short-term investments and restricted cash.

     Net cash used in operating activities was $10.4 million and $4.9 million for the six months ended June 30, 2000 and 1999, respectively. Net cash used in investing activities was $38.1 million and $2.6 million for the six months ended June 30, 2000 and 1999. Net cash provided by financing activities was $47.9 million for the six months ended June 30, 2000 and net cash used in financing activities was $0.3 million for the six months ended June 30, 1999.

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

     We believe that the net proceeds of our initial public offering together with existing cash and marketable securities, borrowings under equipment financing arrangements and anticipated cash flow from operations will be sufficient to support our operations through at least December 31, 2001. These estimates are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacies of our available funds will depend on many factors, including those discussed under "Risk Factors" in the Company's Form 10-Q as originally filed.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on March 23, 2001.

                                          By:     /s/ WILLIAM D. YOUNG
                                            ------------------------------------
                                                      William D. Young
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                                                   /s/ KAREN J. WILSON
                                            ------------------------------------
                                                      Karen J. Wilson
                                             Vice President and Chief Financial
                                                          Officer
                                            (Principal Financial and Accounting
                                                          Officer)