Form 10-Q/A
period 2000-09-30
VIROLOGIC INC
filed 2001-03-26
CIK 1094961

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

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

                                VIROLOGIC, INC.

                                     INDEX

                                                                PAGE
                                                                NO.
                                                                ----
PART I. FINANCIAL INFORMATION
Explanatory Note............................................      1
Item 1 -- Financial Statements
  Condensed Balance Sheets as of September 30, 2000 and
     December 31, 1999......................................      2
  Condensed Statements of Operations for the three and nine
     months ended September 30, 2000
     and 1999...............................................      3
  Condensed Statements of Cash Flows for the nine months
     ended September 30, 2000 and 1999......................      4
  Notes to Condensed Financial Statements...................      5
Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............      8
SIGNATURES..................................................     11

                                VIROLOGIC, INC.

                                EXPLANATORY NOTE

     ViroLogic, Inc. hereby amends its Form 10-Q for the quarter ended September 30, 2000 to restate, in certain periods, its weighted average shares used in computing basic and diluted net loss per common share and the related net loss per common share. In 2000, certain weighted average shares as originally reported on the Condensed Statements of Operations were calculated on a proforma basis, which reflected the conversion of the convertible preferred stock from the original date of issuance of the related preferred stock instead of the actual date of conversion. In 1999, the weighted average shares as originally reported on the Condensed Statements of Operations assumed conversion of some of the Company's preferred stock. None of the changes herein have resulted in any change in revenues, expenses, net loss, total assets, total liabilities or total stockholders' equity. This Form 10-Q/A amends the Company's Form 10-Q as filed on November 13, 2000 only to the extent of the additions and information included in this report. The following tables summarize the changes (in thousands, except per share data).

                                                           AS PREVIOUSLY
                                                             REPORTED              AS RESTATED
                                                        THREE MONTHS ENDED     THREE MONTHS ENDED
                                                           SEPTEMBER 30,          SEPTEMBER 30,
                                                        -------------------    -------------------
                                                          2000       1999        2000       1999
                                                        --------    -------    --------    -------
CONDENSED STATEMENTS OF OPERATIONS:
Basic and diluted net loss per common share...........  $ (0.30)    $(0.89)    $ (0.30)    $(1.06)
Weighted-average shares used in computing basic and
  diluted net loss per common share...................   19,841      5,643      19,743      4,745

PRO FORMA:
Pro forma basic and diluted net loss per common
  share...............................................  $    --     $(0.62)    $    --     $(0.62)
Weighted-average shares used in computing pro forma
  basic and diluted net loss per common share.........       --      8,093          --      8,093

                                                          AS PREVIOUSLY
                                                            REPORTED            AS RESTATED
                                                        NINE MONTHS ENDED    NINE MONTHS ENDED
                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                        -----------------    -----------------
                                                         2000       1999      2000       1999
                                                        -------    ------    -------    ------
CONDENSED STATEMENTS OF OPERATIONS:
Basic and diluted net loss per common share...........  $ (1.90)   $(2.20)   $ (2.43)   $(2.34)
Weighted-average shares used in computing basic and
  diluted net loss per common share...................   16,883     5,033     13,189     4,737

PRO FORMA:
Pro forma basic and diluted net loss per common
  share...............................................  $    --    $(1.48)   $ (1.90)   $(1.48)
Weighted-average shares used in computing pro forma
  basic and diluted net loss per common share.........       --     7,483     16,883     7,483

                                VIROLOGIC, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000           1999(1)
                                                              -------------    ------------
                                                               (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents...................................    $  1,006         $  2,208
Short-term investments......................................      30,673               --
Accounts receivable, net of allowance for doubtful accounts
  of $410 and $63, respectively.............................       2,225              550
Inventory...................................................         413              287
Restricted cash.............................................       2,014              950
Other current assets........................................       1,239              310
                                                                --------         --------
          Total current assets..............................      37,570            4,305
Property and equipment, net.................................       8,435            5,028
Other assets................................................         606              444
                                                                --------         --------
          Total assets......................................    $ 46,611         $  9,777
                                                                ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................    $  2,102         $  1,457
Accrued liabilities.........................................       1,083              869
Accrued compensation........................................       1,885              560
Current portion of loan.....................................       1,136              897
                                                                --------         --------
          Total current liabilities.........................       6,206            3,783
Long-term portion of loan...................................       1,174            1,051
Long-term deferred rent.....................................         223              245
Commitments and contingencies
Stockholders' equity:
Preferred stock.............................................          --               10
Common stock................................................          20                5
Additional paid-in capital..................................      88,598           38,812
Deferred compensation.......................................      (3,551)          (4,478)
Notes receivable from officers and employees................         (39)             (46)
Accumulated deficit.........................................     (46,020)         (29,605)
                                                                --------         --------
          Total stockholders' equity........................      39,008            4,698
                                                                --------         --------
          Total liabilities and stockholders' equity........    $ 46,611         $  9,777
                                                                ========         ========

---------------
(1) Derived from the audited financial statements included in the Company's Registration Statement on Form S-1, No. 333-30896.

           See accompanying notes to Condensed Financial Statements.

                                VIROLOGIC, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                    ------------------    --------------------
                                                     2000       1999        2000        1999
                                                    -------    -------    --------    --------
Revenue...........................................  $ 1,885    $   321    $  4,709    $    572
Operating costs and expenses:
  Cost of revenue.................................    1,237        160       3,369         306
  Research and development........................    2,898      2,680       7,558       6,694
  Sales, general and administrative:
     Non-cash stock based compensation............    1,104      1,112       3,250       1,112
     Other sales, general and administrative
       expenses...................................    3,177      1,402       8,045       3,566
                                                    -------    -------    --------    --------
          Total costs and operating expenses......    8,416      5,354      22,222      11,678
                                                    -------    -------    --------    --------
Operating loss....................................   (6,531)    (5,033)    (17,513)    (11,106)
Interest income...................................      661         47       1,290         202
Interest expense..................................      (64)       (58)       (192)       (191)
                                                    -------    -------    --------    --------
Net loss..........................................   (5,934)    (5,044)    (16,415)    (11,095)
Deemed dividend to preferred stockholders.........       --         --     (15,700)         --
                                                    -------    -------    --------    --------
Net loss allocable to common stockholders.........  $(5,934)   $(5,044)   $(32,115)   $(11,095)
                                                    =======    =======    ========    ========
Basic and diluted net loss per common share.......  $ (0.30)   $ (1.06)   $  (2.43)   $  (2.34)
                                                    =======    =======    ========    ========
Weighted-average shares used in computing basic
  and diluted net loss per common share...........   19,743      4,745      13,189       4,737
                                                    =======    =======    ========    ========

           See accompanying notes to Condensed Financial Statements.

                                VIROLOGIC, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
OPERATING ACTIVITIES
Net loss....................................................  $(16,415)   $(11,095)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     1,105         753
  Stock-based compensation..................................     3,250       1,112
  Changes in assets and liabilities:
     Accounts receivable....................................    (1,675)       (171)
     Inventory..............................................      (126)       (315)
     Other current assets...................................      (929)       (156)
     Accounts payable and other current liabilities.........     2,162         798
                                                              --------    --------
          Net cash used in operating activities.............   (12,628)     (9,074)

INVESTING ACTIVITIES
Intangible and other assets.................................      (204)       (149)
Restricted cash.............................................    (1,064)       (950)
Capital expenditures........................................    (4,512)     (2,041)
Purchases of short-term marketable securities...............   (38,808)         --
Sales of short-term marketable securities...................     8,135          --
                                                              --------    --------
          Net cash used in investing activities.............   (36,453)     (3,140)

FINANCING ACTIVITIES
Principal payments on long-term debt........................      (854)       (558)
Borrowings under long-term debt.............................     1,216          --
Net proceeds from issuance of common stock, net of common
  stock repurchases.........................................    31,810          22
Repayments of notes receivable..............................         7          32
Net proceeds from issuance of preferred stock...............    15,700       7,656
                                                              --------    --------
          Net cash provided by financing activities.........    47,879       7,152
                                                              --------    --------
          Net decrease in cash and cash equivalents.........    (1,202)     (5,062)
Cash and cash equivalents at beginning of period............     2,208       9,564
                                                              --------    --------
Cash and cash equivalents at end of period..................  $  1,006    $  4,502
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

  Revenue Recognition

     Revenue is recognized upon completion of tests made on samples provided by our customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payor programs, including Medicare. Billings for services under third-party payor programs are included in revenue net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated payment amounts.

  Inventory

     Inventory is stated at the lower of standard cost, which approximates actual cost, or market. At September 30, 2000 and December 31, 1999, inventories consisted mainly of raw materials used in the performance of tests.

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

                                VIROLOGIC, INC.

                               SEPTEMBER 30, 2000

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

                                VIROLOGIC, INC.

                               SEPTEMBER 30, 2000

     A reconciliation of pro forma basic and diluted net loss per common share is as follows (in thousands, except per share data):

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                    ------------------    --------------------
                                                     2000       1999        2000        1999
                                                    -------    -------    --------    --------
ACTUAL:
Net loss..........................................  $(5,934)   $(5,044)    (16,415)    (11,095)
Deemed dividend to preferred stockholders.........       --         --     (15,700)         --
                                                    -------    -------    --------    --------
Net loss allocable to common stockholders.........  $(5,934)   $(5,044)   $(32,115)   $(11,095)
                                                    =======    =======    ========    ========
Basic and diluted net loss per common share.......  $ (0.30)   $ (1.06)   $  (2.43)   $  (2.34)
                                                    =======    =======    ========    ========
Weighted-average shares used in computing basic
  and diluted net loss per common share...........   19,743      4,745      13,189       4,737
                                                    =======    =======    ========    ========
PRO FORMA:
Net loss allocable to common stockholders.........             $(5,044)   $(32,115)   $(11,095)
                                                               =======    ========    ========
Shares used above.................................               4,745      13,189       4,737
Adjusted to reflect weighted-average effect of
  assumed conversion of preferred stock...........               3,348       3,694       2,746
                                                               -------    --------    --------
Weighted-average shares used in pro forma basic
  and diluted net loss per common share...........               8,093      16,883       7,483
                                                               =======    ========    ========
Pro forma basic and diluted net loss per common
  share...........................................             $ (0.62)   $  (1.90)   $  (1.48)
                                                               =======    ========    ========

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

RESULTS OF OPERATIONS

  Three Months Ended September 30, 2000 and 1999

     Net loss per common share. Net loss for the quarter was $5.9 million, or $0.30 per share, compared to a net loss of $5.0 million, or $1.06 per share, for the same period in 1999.

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

  Nine Months Ended September 30, 2000 and 1999

     Net loss per common share. Net loss for the first nine months of 2000, excluding a one-time deemed dividend to preferred stockholders was $16.4 million, or $1.24 per share, compared to a net loss of $11.1 million, or $2.34 per share, for the same period in 1999. In the first quarter of 2000, we recorded a deemed dividend to preferred stockholders of $15.7 million, which resulted from the sale of Series C preferred stock in January and February of 2000, at a price per share below the deemed fair value of our stock at the time of sale of the preferred stock. Net loss allocable to common stockholders for the nine months ended September 30, 2000 was $32.1 million or $2.43 per common share.

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

     Interest income, net. Net interest income increased to $1.1 million in the first nine months of 2000 from net expense of $11,000 in the corresponding period of 1999, an increase of $1.1 million. This increase was primarily due to higher average cash and short term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception primarily through public and private sales of common and preferred stock and equipment financing arrangements. During the first nine months of 2000, we received net proceeds of $31.5 million from issuance of common stock in our initial public offering and $15.7 million from issuance of preferred stock. We also financed equipment purchases totaling approximately $1.2 million in the first nine months of 2000. As of September 30, 2000, we had approximately $33.7 million in cash, cash equivalents, short-term investments and restricted cash.

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