Form 10-K
period 2000-12-31
VIROLOGIC INC
filed 2001-03-26
CIK 1094961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _____________ TO ____________


                          COMMISSION FILE NO. 000-30369
                                 VIROLOGIC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                         94-3234479
     (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

          270 EAST GRAND AVENUE
     SOUTH SAN FRANCISCO, CALIFORNIA                                94080
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 635-1100
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 2001 was $18,478,336.*

        The number of shares outstanding of the Registrant's Common Stock was 19,874,343 as of March 20, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 2001 Annual Meeting of Stockholders to be held on May 24, 2001 (the "2001 Annual Meeting") is incorporated herein by reference into Part III of this Report.

        Certain Exhibits filed with the Registrant's (i) Registration Statement on Form S-1 (Registration No. 333-30896), as amended; and (ii) Quarterly Report on Form 10-Q for the three months ended September 30, 2000 are incorporated by reference into part IV of this Report.

* Excludes 8,051,991 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds 5% of the Registrant's Common Stock outstanding. The number of shares owned by such persons was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that the calculations reflects a determination that such persons are affiliates for any other purpose.
================================================================================

================================================================================


                                    TABLE OF CONTENTS


                                                                                  PAGE
                                                                                  ----
Part I
Item 1.     Business................................................................  3
Item 2.     Properties.............................................................. 22
Item 3.     Legal Proceedings....................................................... 22
Item 4.     Submission of Matters to a Vote of Security Holders..................... 22

Part II
Item 5.     Market for Registrant's Common Equity and Related Stockholder
               Matters.............................................................. 23
Item 6.     Selected Financial Data................................................. 24
Item 7.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations................................................ 25
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.............. 29
Item 8.     Financial Statements and Supplementary Data.............................F-1
Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...................................30

Part III
Item 10.    Directors and Executive Officers of the Registrant...................... 30
Item 11.    Executive Compensation.................................................. 30
Item 12.    Security Ownership of Certain Beneficial Owners and Management.......... 30
Item 13.    Certain Relationships and Related Transactions.......................... 30

Part  IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K......... 31
            Signatures.............................................................. 33

0

        This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding our PhenoSense testing products, the growth of our Pharmaceutical Research business, research and development expenditures and adequacy of capital resources. These statements, which sometimes include words such as "expect," "goal," "may," "anticipate," "should," "continue," or "will," reflect our expectations and assumptions as of the date of this Annual Report based on currently available operating, financial and competitive information. Actual results could differ materially from those in the forward-looking statements as a result of a number of factors, including our ability to raise additional capital, the market acceptance of our PhenoSense testing products, the effectiveness of our competition's existing products and new products, the ability to effectively manage growth and the risks associated with our dependence on patents and proprietary rights. These factors and others are more fully described in "Risk Factors" and elsewhere in this Form 10-K. We assume no obligation to update any forward-looking statements.


                                     PART I

ITEM 1.  BUSINESS

        We are a biotechnology company developing, marketing and selling innovative products to guide and improve treatment of viral diseases. We incorporated in the state of Delaware on November 14, 1995 and commenced commercial operations in 1999. We developed a practical way of directly measuring the impact of genetic mutations on drug resistance and using this information to guide therapy. We have proprietary technology, called PhenoSense, for testing drug resistance in viruses that cause serious viral diseases such as AIDS, hepatitis B and hepatitis C. Our first product, PhenoSense HIV, is a test that directly and quantitatively measures resistance of a patient's HIV to anti-viral drugs. The results help physicians select appropriate drugs for their HIV patients. We are also developing PhenoSense products for other serious viral diseases and are collecting PhenoSense test results and related clinical data in an interactive database that we plan to make available to physicians for use in therapy guidance. We believe our products have the potential to revolutionize the way physicians treat many serious viral diseases.


PUBLIC OFFERING

        On May 1, 2000, we completed our initial public offering and sold 5,000,000 shares of Common Stock at $7.00 per share. Total gross proceeds to ViroLogic were approximately $35 million. See "Stockholders' Equity" Note to the financial statements for further discussion.


BACKGROUND

Viruses

        Viruses are microorganisms that must infect living cells to reproduce, or replicate. Many viruses cause disease in people. These viruses infect human cells and replicate, making new viruses that can infect other cells. There are many different types of viruses, but all viruses share structural and functional characteristics associated with their ability to replicate. During the replication cycle, viruses often change slightly, or mutate. For example, in an untreated HIV patient, as many as ten billion new viruses are produced each day, and at least one quarter of the new viruses have errors, or mutations, in their genes. At any given time there can be many different variants of the virus present within the body, each with a slightly different genetic sequence.

The Viral Drug Resistance Crisis

        Viruses are so adaptive that the drugs used to fight them can become ineffective, making many serious viral diseases almost impossible to cure. Currently available anti-viral drugs interfere with key viral functions to prevent viruses from replicating, and therefore slow the progression of disease. However, these drugs are typically effective for only a limited time because viruses develop resistance to them through mutation, making the therapy less effective. A resistant virus is one that is less sensitive to the drug that is administered. Mutant viruses resistant to a particular drug therapy continue to replicate while the others are eliminated. Over time the mutant, resistant virus predominates, and the drug therapy fails. In response to this effect, physicians now use anti-viral drugs in combination, attacking different targets within a virus simultaneously. Combination therapy slows replication more effectively than a single drug, further delaying the development of drug resistance. In the short term, combination therapy has helped many patients. However, even combination drug therapy eventually fails in a great majority of patients, due in large part to the fact that the virus becomes resistant to some or all of the drugs used in combination.

        This drug resistance crisis is most serious in HIV/AIDS. There are currently 15 FDA-approved drugs used in various combinations to treat HIV infections. Combination therapy requires each drug in the combination to be active for therapy to be most effective. If any of the drugs are not active, the therapy will likely fail more quickly. To make matters worse, each treatment failure increases the risk that the next drug combination will not work, and leaves the patient with fewer future treatment options. And, not surprisingly, drug resistant viruses are being transmitted to newly infected individuals, increasing the risk that initial treatment will not work. New drugs with increased potency and activity against drug resistant viruses are not becoming available in time to overcome this crisis. Consequently, physicians are faced with the challenge of tailoring therapy to individual patients without the tools necessary to assess drug resistance. In fact, physicians face this challenge numerous times per year for many patients.

Resistance Testing

        When anti-viral therapy does not completely suppress viral replication, drug resistant variants can emerge rapidly, within days to weeks. If left unchecked, patients may be at greater risk of becoming more seriously ill unless effective drugs are promptly administered. Until recently, physicians chose drugs based on a patient's treatment history and assumptions regarding drug resistance of the patient's virus. Without drug resistance tests, physicians select drugs not knowing which drugs the patient's virus is resistant to, and frequently change all drugs in a treatment regimen even when some may still be effective. When physicians select ineffective drugs, patients become more seriously ill, suffer toxic side effects, and unnecessarily bear the costs of the drugs.

        To achieve long-term clinical benefit, physicians must select drugs that maximally suppress viral replication and avoid drugs to which a patient's virus is resistant. We believe that long term solutions will rely on drug resistance tests and information systems that can guide physicians in selecting the most effective drugs against the patient's virus and avoiding drugs to which the patient's virus is resistant. The need for resistance testing was affirmed in recent guidelines from panels led by the U.S. Department of Health and Human Services and the International AIDS Society-USA recommending that resistance tests be routinely used when treating HIV patients. Resistance tests can also assist pharmaceutical companies in the development of drugs to target resistant viruses. In fact, a November 1999 FDA advisory committee recommended emphatically that resistance testing be used in the development of all new anti-viral drugs for HIV.

        Phenotypic tests determine "phenotype," which refers to an organism's outward appearance or functional characteristics. For example, eye color is a phenotype. One viral phenotype is the ability to replicate in the presence of anti-viral drugs, also referred to as "drug resistance." Phenotypic drug resistance tests directly measure the sensitivity of a patient's virus to anti-viral drugs by adding a drug to a virus sample and determining whether the virus is able to replicate in the presence of the drug. These tests eliminate much of the guesswork in making treatment decisions by providing the physician with information about drug resistance of a patient's virus.

        Early phenotypic tests required culturing, or growing viruses in the laboratory. These tests were slow, labor intensive and not easily automated. Since viruses mutate while growing in culture, the process could produce inaccurate results since the virus in culture may be different from the virus in the patient. As a result, early phenotypic testing was impractical for patient management. In the absence of practical phenotypic drug resistance tests, clinicians began to use genotypic tests in an attempt to predict drug resistance indirectly. Genotypic tests detect mutations in the underlying gene sequence, or genotype, and attempt to correlate these mutations with drug resistance. However, the relationship between genotype and phenotype is complex and not easily interpreted.


OUR SOLUTION

        Our PhenoSense technology has significantly improved viral drug resistance testing. Our technology uses a genetically engineered virus that replicates only once. As a result, we avoid the need to culture viruses during testing, which makes the tests more consistent and accurate and dramatically shortens the time required to complete them. Also, our tests can be automated and performed in large numbers, making them practical for routine use in clinical management of patients. We believe that our tests and the information that we collect from these tests have the potential to significantly change the way physicians treat viral diseases.

        We believe our PhenoSense technology meets the needs of physicians and patients because it is:

    - DIRECT: detects drug resistance of viruses without need for complex interpretation of mutations

    - QUANTITATIVE: measures the degree of drug resistance and susceptibility, providing more than a "yes" or "no" answer

    -   RELIABLE: results are accurate and reproducible

    - COMPREHENSIVE: can evaluate drug resistance to all currently available anti-viral drugs

    -   VERSATILE: can be modified to evaluate new classes of anti-viral drugs

    -   USER-FRIENDLY: results are easy to read and understand

    - RAPID: can be performed in eight to ten days, much faster than other phenotypic resistance tests

        The cornerstone of our PhenoSense technology is a proprietary vector, which we call the "resistance test vector." This vector is a strand of viral genes that replicates when introduced into a living cell. Our vector includes two key elements. The first is a gene that produces a protein that can be easily detected, which we call an "indicator." An example of an indicator we use is luciferase, which is responsible for the glow of fireflies. The second key element is one or more specific genes derived from the patient's virus. These genes correspond to the targets of the anti-viral drugs being tested. For example, many HIV drugs target an enzyme called protease that is needed for HIV to replicate. We incorporate the gene that makes protease into the vector for our HIV drug resistance test.

        To perform our PhenoSense tests, we:

    -   Obtain a blood sample from the patient

    -   Isolate and inactivate the virus

    -   Copy the viral genes corresponding to the drug targets

    -   Insert these genes into the vector

    -   Introduce the assembled vector into living cells in a test tube

    -   Add anti-viral drugs to the cells

    -   Allow the vector to complete a single round of replication

    -   Measure the replication of the vector using the indicator

        The amount of indicator we detect is used to measure drug resistance. For example, we measure the amount of light produced by luciferase in our PhenoSense HIV test. If the virus is sensitive to the drug being tested, less light is detected. If the virus is resistant to the drug, more light is detected.

        We report our resistance test results using illustrative curve diagrams. We plot the amount of luciferase, which corresponds to the amount of virus replication, on the vertical axis against the amount of drug tested on the horizontal axis. We generate curves for both a patient's virus and a drug-sensitive control virus, and compare the two curves to quantitatively measure drug resistance. Viruses with increased resistance require more drug to inhibit replication. We produce curves for each available drug.


OUR STRATEGY

        Our objective is to be the leader in developing and commercializing products and information systems to guide anti-viral therapy. Key elements of our strategy are to:

    - Establish PhenoSense HIV as the Standard of Care. We are marketing PhenoSense HIV to physicians directly and through scientific publications, clinical trials and scientific meetings, and to patients through direct-to-patient advertising. We intend to continue to rapidly expand our physician customer base by marketing the product directly to physicians in the United States through our own sales force, initially focusing on the 1,000 leading physicians who treat 80% of the total HIV/AIDS patient population. Numerous pharmaceutical companies are already using PhenoSense HIV in their clinical trials, which we expect will further establish the value of our product in treating HIV patients. We are expanding the use of our tests by pharmaceutical companies in their clinical trials. We have signed collaborative agreements with two of these companies to educate physicians about resistance testing.

    - Expand Our PhenoSense Technology to Other Serious Viral Diseases. Using our proprietary PhenoSense technology, we intend to develop phenotypic drug resistance testing products for other viral diseases. We are developing a resistance test for hepatitis B and one for hepatitis C.

    - Apply Our PhenoSense Technology to Drug Discovery and Development. We are developing our PhenoSense technology into a pharmacogenomics capability for use in high throughput screening applications and other drug discovery efforts. We are also assembling a library of resistance test vectors for testing of drug compounds and candidates. We are currently engaged in testing agreements with numerous pharmaceutical companies to conduct clinical trial and drug characterization work and we intend to enter into corporate partnerships to jointly discover and develop drug candidates for the treatment of HIV and other viral diseases.

    - Develop Computer-Based Therapy Guidance Tools. We believe that the data generated from our resistance tests and related patient information will be useful in guiding treatment decisions. We are assembling a proprietary database and developing software to enable the use of this information by physicians and other healthcare providers to guide individual therapy.

    - Maintain a Strong Intellectual Property Portfolio. We have patent coverage for our PhenoSense HIV product and patent applications directed to our other PhenoSense products. As we expand into new areas and diversify our business, we intend to build strong intellectual property positions to maintain our competitive advantage.


PRODUCTS

PhenoSense HIV

        PhenoSense HIV is a phenotypic drug resistance test that measures the resistance of HIV to all available anti-viral drugs. When a physician orders a PhenoSense HIV test, a blood sample is drawn from the patient. This sample is sent to us to perform the test in our clinical laboratory located in South San Francisco, California. We then send a report detailing the results of the test to the physician, typically within two weeks. We began sales and marketing activity for PhenoSense HIV in November 1999.

        HIV now affects nearly one million people in the United States and over 36 million people worldwide. Fifteen anti-viral drugs are FDA-approved for treatment of HIV infection and more than 25 additional drugs are currently being tested in clinical trials. Despite the availability of anti-viral drugs, HIV is difficult to treat effectively because it replicates rapidly and becomes resistant to individual anti-viral drugs. Selecting the right drugs when treating HIV patients is often difficult because physicians have limited information about the susceptibility to specific anti-viral drugs of the HIV infecting an individual patient. We estimate that the 300,000 HIV/AIDS patients in the United States currently receiving anti-viral therapy will require an aggregate of at least 500,000 resistance tests per year.

        Physicians are increasingly using resistance testing because drug resistance in HIV/AIDS treatment has become a serious crisis. New guidelines for the management of patients with HIV, issued by separate panels led by the U.S. Department of Health and Human Services and the International AIDS Society-USA recommend that resistance tests be routinely used for HIV patients. The guidelines also state that it is reasonable to use resistance testing when selecting an initial anti-viral drug regimen because transmission of drug resistant strains of HIV has now been documented. In addition, the FDA Antiviral Drugs Advisory Committee in November 1999 emphatically recommended that resistance tests should be utilized in the development of new anti-viral drugs for HIV.

        All currently FDA-approved HIV drugs target an important step in the replication cycle of HIV. One group of drugs, called "reverse transcriptase inhibitors," blocks the virus from copying its genetic material. Another group, called "protease inhibitors," blocks the formation of viral proteins that are necessary for the virus to infect other cells. The vectors used in our PhenoSense HIV test incorporate the protease and reverse transcriptase gene segments from the virus of the patient being tested. A new group of HIV drugs, called "virus entry inhibitors," blocks HIV from entering new cells, thereby preventing the spread of the virus in the body. PhenoSense HIV is currently being modified to test this new group of drugs. Based on our knowledge of the mechanism of action of all of the HIV drugs currently in development, we believe we will be able to incorporate appropriate genes corresponding to the targets of the new drugs into our PhenoSense HIV vector.

        Three prospective clinical trials have demonstrated that the use of resistance testing to guide selection of anti-viral drug treatment regimens leads to significantly better treatment outcomes than therapy selection without resistance testing. These trials included patients who had failed a standard combination therapy regimen. Patients in these trials who had their therapy guided by resistance tests had, on average, significantly lower amounts of virus in their blood; and there was a significantly higher percentage of patients with undetectable levels of virus in their blood after therapy. A recently completed fourth prospective clinical trial sponsored by the California Collaborative Treatment Group, or CCTG, and ViroLogic showed a similar benefit in the use of PhenoSense HIV to guide selection of anti-viral drug treatment, over selection of therapy without resistance testing, in patients with extensive prior antiretroviral treatment or more highly drug resistant virus; although this trial did not show a difference in primary endpoints, as described below.

        The CCTG study compared the use of PhenoSense HIV for therapy selection to the selection of therapy without the use of resistance testing. The trial involved 238 patients who were not responding to their current combination therapy and measured treatment outcomes, in the form of viral suppression, after their treatment regimen was changed. One group of patients was tested using PhenoSense HIV prior to treatment changes. The control group was not tested. The majority of the study patients had been treated with only one protease inhibitor and had never been treated with non-nucleoside reverse transcriptase inhibitor (NNRTI) anti-viral drugs. Although the patients with extensive treatment experience had significantly better treatment outcomes in the PhenoSense arm of the study, the trial results for the entire study population showed no difference between the two groups in the primary endpoints of the study (the amount of virus in a patient's blood and the percentage of patients having undetectable levels of virus) at twelve months. The study also showed that PhenoSense HIV was a very significant predictor of a patient's response to therapy. The lack of difference in the primary endpoints was likely due to multiple factors, including: 1) The control group in this study was relatively treatment-inexperienced and had an unusually high rate of good treatment outcomes as compared to other prospective resistance testing studies completed to date, indicating that the selection of an effective treatment regimen for the study patients with little prior therapy was relatively easy for the highly-experienced investigators who participated in the study. Notably, subgroup analyses showed that PhenoSense provides a significant clinical benefit when used to direct therapy for key HIV patient populations, including those with more extensive prior antiretroviral drug treatment. 2) The high response rate in the control group blunted the ability of the study to demonstrate a difference between the two study groups. 3) The study utilized an early version of PhenoSense HIV, before precise clinical cutoffs, which define the level of drug susceptibility that is associated with the best treatment response to a drug, were established for three key anti-viral drugs: abacavir, didanosine, and stavudine. The lack of clinical cutoffs for these drugs resulted in the inappropriate overuse of didanosine and stavudine and under-use of abacavir in the PhenoSense group. The inappropriate use of these drugs blunted the treatment response in the PhenoSense group. This study demonstrated for the first time the clinically relevant cutoffs for sensitivity to didanosine and stavudine, two drugs that have historically been difficult to assess with any drug resistance assay. The current PhenoSense HIV assay has been modified to provide better therapy guidance information to clinicians by incorporating the new clinical cutoffs for these three anti-viral drugs.

        We have, with our collaborators, performed numerous retrospective clinical studies that support the conclusion that resistance testing of HIV patients improves their treatment outcomes. A retrospective study of 20 patients who were treated with a new drug combination after failing a previous combination regimen found that those patients whose new regimen included a greater number of susceptible drugs, as determined using PhenoSense HIV, had a significantly greater reduction in viral load for a longer period of time than those patients whose new regimen included fewer susceptible drugs. Another retrospective study of 86 HIV-infected patients found that PhenoSense HIV was a significantly better predictor of treatment outcome after failure of multiple treatment regimens than patient treatment history or other clinical factors. Two additional studies using PhenoSense HIV detected reduced drug susceptibility in the virus strains infecting approximately 25% of newly infected and untreated patients, demonstrating the value of resistance testing for these patients.

        Additional clinical trials are evaluating the role of PhenoSense HIV in guiding treatment decisions in newly infected adult patients, in adult patients treated previously with one or more treatment regimens, in pregnant patients, and in pediatric patients. We expect these trials to demonstrate the benefits of using PhenoSense HIV at different stages of HIV therapy.


PHENOSENSE HBV

        We are currently developing our PhenoSense technology to analyze drug resistance of hepatitis B virus, or HBV. HBV infection is a leading cause of liver disease and liver cancer, and leads to more than one million deaths worldwide each year. The Center for Disease Control and Prevention estimates that there are over one million people in the United States chronically infected with HBV, and over 350 million people chronically infected worldwide, mostly in Asia. We estimate that approximately half of those chronically infected would benefit from anti-viral drug therapy.

        As in the case of HIV, drug resistance is a problem when treating HBV. Similar to the treatment of HIV infection, effective therapy of chronic HBV infection will likely require complex combinations of anti-viral drugs. As more drugs become available, physicians will face increasing difficulty selecting the most appropriate drug combinations for HBV patients. Therefore, we believe drug resistance testing will play a significant role in guiding HBV treatment.

        The FDA has approved two drugs for the treatment of HBV infection and more than 15 drugs are in preclinical or clinical stages of development. Many of these drugs target HBV reverse transcriptase, which acts in a manner similar to HIV reverse transcriptase, to prevent the virus from copying its genes. Research efforts are ongoing to discover drugs that target other aspects of HBV's life cycle, such as the assembly of HBV viruses, or the entry of HBV into liver cells. Based on our knowledge of the mechanism of action of these drugs in research, we believe that we will be able to incorporate genes corresponding to the targets of these drugs into our PhenoSense HBV vector.

        As the use of HBV drugs increases, we expect the demand for PhenoSense HBV to grow dramatically. Prior to that time, we expect PhenoSense HBV will be used in discovery and development of new HBV drugs.


PHENOSENSE HCV

        We are currently developing our PhenoSense technology to analyze drug resistance of hepatitis C virus, or HCV. HCV infection causes liver disease and liver cancer, similar to HBV. The CDC estimates that four million people in the United States and more than 170 million people worldwide are infected with HCV. We estimate that approximately 75% of patients infected with HCV may benefit from anti-viral drug therapy.

        HCV replicates and mutates at extremely high rates inside an infected patient, similar to HIV and HBV. The virus is likely to develop resistance to drugs being developed for treatment. Complex combinations of drugs may then be required to increase the success of treatment. As a result, a number of major pharmaceutical companies are discovering and developing new drugs for HCV.

        HCV drugs are in development that target many different aspects of HCV's life cycle. Similar to HIV drugs, there are efforts to develop HCV protease inhibitors as well as drugs that block the replication of the genetic material of HCV or the production of HCV proteins. Based on our knowledge of the mechanism of action of these drugs in research, we believe we will be able to incorporate appropriate genes that correspond to the targets of these drugs into our PhenoSense HCV vector.

        We expect PhenoSense HCV will be utilized to assist in the discovery and development of HCV drugs and the assessment of drug resistance in HCV patients. As effective treatments for HCV become more widely available, we intend to offer PhenoSense HCV to assist physicians in drug treatment decisions.


OTHER PRODUCTS

        GeneSeq HIV. We have commercialized a genotypic test, GeneSeq HIV. Genotypic tests identify gene sequence mutations that may be associated with resistance to certain drugs. We have developed GeneSeq HIV as a tool to examine and evaluate the genetic sequences of patients' HIV. We are also developing rules correlating genotypic and phenotypic results to improve genotypic interpretation and our understanding of drug resistance. We intend to use the genetic sequence information and the rules as a component of the database supporting our Therapy Guidance System described below. In addition, we also sell GeneSeq HIV to physicians who request genotypic testing and pharmaceutical companies that are developing new drugs.

        Viral Fitness Test. We are developing a modified version of our PhenoSense technology to measure viral fitness. Viral fitness is a measure of a virus' ability to replicate and infect new cells. It is different from resistance in that it is a measure of the virus' ability to replicate in the absence of anti-viral drugs, rather than a measure of drug activity against the virus. While this technology is new, we believe that there will be numerous applications for our Viral Fitness Test. For example, in a heavily treated patient infected with a resistant strain of virus with low viral fitness, a physician may choose to maintain that patient on the regimen even though it does not fully suppress the virus. We also believe that viral fitness will be an important data category in our Therapy Guidance System.


THERAPY GUIDANCE SYSTEM

        We are developing a proprietary database derived from the results of PhenoSense HIV and other tests that we perform, as well as from clinical data we obtain from other sources. We expect to combine this database with highly sophisticated data mining and outcome modeling software to build our Therapy Guidance System. Our Therapy Guidance System database will include genetic and physical characteristics of viruses, including their drug resistance patterns and genetic mutations. In addition, we will incorporate other clinical data including viral load, drug interactions, patient demographic data, drug side effects and cost-benefit data. We expect our Therapy Guidance System to give doctors an interactive computer tool that can be used to help them select optimal therapies based on both virus and patient characteristics. We expect to provide our Therapy Guidance System as a fee-based service over the Internet.


PHARMACEUTICAL BUSINESS

        ViroLogic's Pharmaceutical Research Business, or Pharma Business, comprises resistance testing and research with industry, academia and government for clinical studies, drug screening/characterization and basic research. Given the FDA's endorsement of the important role of resistance testing in drug development, and the large number of drugs in development for HIV and other viral diseases, the Pharma Business has become a significant aspect of our product and service offerings.

        Clinical Trials. Because clinical trials are the most expensive part of drug development, pharmaceutical companies are trying to improve the outcomes of clinical trials by using the methods of "pharmacogenomics," the scientific discipline focused on how genetic differences among patients determine or predict responsiveness or adverse reactions to particular drugs. In a similar way, pharmaceutical companies are applying our PhenoSense technology to help select patients for clinical trials. This selection process may allow companies to guide important drug development decisions before large resource commitments are made. To date, we have signed testing agreements with the following pharmaceutical companies involved in AIDS drug development: Agouron, Abbott, Bristol-Myers Squibb, Chiron, Gilead Sciences, GlaxoSmithKline, Hoffmann-La Roche, Merck and Vertex Pharmaceuticals. We are involved in more than 60 clinical research and drug characterization studies with these pharmaceutical companies as well as other government and academic organizations evaluating a number of HIV drugs and drug regimens.

        We intend to grow our clinical research business by applying our technology and expertise to new HIV targets and other serious viral diseases. We are conducting collaborative research with numerous investigators to study viral replication capacity with our Viral Fitness Test and we are establishing relationships with pharmaceutical companies to use our PhenoSense HIV Entry Assay in the development of the new HIV entry inhibitor drugs. As PhenoSense HBV and HCV are developed, we intend to expand our clinical trial business into those disease areas as well.

        Drug and Vaccine Discovery. Two important components of our therapy guidance system include the database of viral resistance data and information and our specimen library of resistance test vectors, clones and site-directed mutants. Using these tools as a foundation, we are developing a pharmcogenomics capability for use in high throughput screening applications to evaluate large libraries of potential drugs or vaccines. We believe our drug resistance technology can be supplemented and enhanced to provide more extensive information about the activity of chemical compounds than conventional assays. We expect to enter into corporate partnerships to jointly discover and develop drug candidates for the treatment of viral diseases as well as potential vaccines. We will evaluate the activity of compounds or vaccines against viruses selected from our extensive collection of patient samples.


SALES AND MARKETING

        We commenced sales and marketing activity for PhenoSense HIV in November 1999. We currently have sixteen experienced field sales representatives promoting PhenoSense HIV, and focus on major U.S. markets. Within these regions, we are targeting the 1,000 leading HIV physicians who treat 80% of the HIV/AIDS patients in the United States. Outside the United States, we intend to enter into relationships with other companies to serve these markets.

        We employ a wide range of public relations and communications channels to promote our products. Our marketing strategies focus on physician, patient and payor education in order to increase market awareness of PhenoSense HIV and resistance testing. We routinely sponsor and participate in conferences and scientific meetings, sponsor educational forums for physicians, and advertise in relevant journals and publications. Additionally we target patients directly through educational programs and advertising.

        We have launched an active reimbursement strategy, and educate both private and public payors concerning drug resistance testing in an effort to maximize reimbursement. Federal payors and private insurance companies are establishing reimbursement policies for HIV drug resistance testing. For example, on November 1, 2000, New York State Medicaid and California MediCal established coverage policies for HIV drug resistance testing, and multiple other states either have made or are in the process of making coverage decisions. Medicare and many private insurers also reimburse for drug resistance testing nationally.

        In addition, we have made PhenoSense HIV broadly available through multiple national and regional reference laboratories and hospitals. We currently have distribution agreements with national reference laboratories including Quest Diagnostics, Laboratory Corporation of America, Specialty Laboratories, American Medical Laboratories, ARUP Mayo, as well as multiple regional laboratories. Under these agreements, these entities perform numerous services for us including collection of samples, shipping the samples to us, billing and reporting the results to doctors.

PATENTS AND PROPRIETARY RIGHTS

        We will be able to protect our technology from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business. We have an issued U.S. patent, with claims to the method of carrying out our PhenoSense HIV test and composition of matter claims for our HIV resistance test vector. As of January 31, 2001, we had filed nine patent applications in the United States and corresponding foreign patent applications. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. Our commercial success will depend in part on obtaining this patent protection. We also seek protection through confidentiality and proprietary information agreements. Some of the intellectual property we use is owned by Roche Molecular Systems, Inc., or Roche, and licensed to us on a non-exclusive basis. Other companies may have patents or patent applications relating to products or processes similar to, competitive with or otherwise related to our products. These products and processes include technologies relating to HIV and hepatitis C virus. Patents covering these technologies may adversely impact our ability to commercialize one or more of our PhenoSense products.

Roche License

        We license technology for performing a step in our PhenoSense test from Roche. This license is non-exclusive and lasts for the life of the patent term of the last licensed Roche patent. In general, newly-issued patents have a term of twenty years. In addition, if Roche develops or acquires additional patents covering technology related to the licensed technology, we have the option of licensing that additional technology under the terms of this agreement. In exchange for the license, we have agreed to pay Roche a royalty based on the net service revenues we receive from our products. At least sixty days prior to introducing a new product utilizing the Roche technology, we must notify Roche of that introduction. If we fail to notify Roche, we would have to pay a higher royalty. We also agreed to participate in proficiency testing in accordance with applicable quality assurance standards and to comply with all relevant regulations and standards. Further, we have agreed to give Roche a reasonable opportunity to negotiate for a license to use any technology we develop related to the reaction technology we license from Roche, such as the automation of the method for performing the reaction. Royalty expense recorded under this agreement was $0.2 million for the year ended December 31, 2000. Royalty expense for the years ended December 31, 1999 and 1998 was minimal.

COMPETITION

        We face, and will continue to face, competition from organizations such as other biotechnology companies and commercial laboratories, as well as academic and research institutions.

        Our major competitors include manufacturers and distributors of phenotypic drug resistance technology, such as Virco N.V., or Virco, and makers of genotypic tests and instrumentation, such as Applied Biosystems, Visible Genetics and laboratories performing genotypic testing. Each of these competitors is attempting to establish its test as the standard of care among opinion leaders. Although genotypic tests are currently cheaper and faster, we believe that PhenoSense HIV is superior because it eliminates guesswork when evaluating test results by providing:

    - A direct measure which does not rely on correlation between genetic mutations and drug resistance

    -   A quantitative measure of the degree of drug resistance

    -   A clinically-derived cutoff to better predict treatment response

        Some of our competitors have substantially greater financial resources and larger research and development staffs than we do. In addition, they may have significantly greater experience in developing products, obtaining the necessary regulatory approvals of products, and the processing and marketing of products.

        Our ability to compete successfully will depend, in part, on our ability to:

    - Demonstrate the degree of clinical benefit of our products relative to their costs

    -   Develop proprietary products

    -   Develop and maintain products that reach the market first

    - Develop products that are technologically superior to other products in the market

    - Obtain patent or other proprietary protection for our products and technologies

    -   Obtain reimbursement coverage from payors

    -   Attract and retain scientific and product development personnel


REGULATION AND REIMBURSEMENT

Regulation of Clinical Laboratory Operations

        The Clinical Laboratory Improvement Amendments of 1988, extends federal oversight to virtually all clinical laboratories by requiring that laboratories be certified by the federal government, by a federally-approved accreditation agency or by a state that has been deemed exempt from the regulation's requirements. Pursuant to these Federal clinical laboratory regulations, clinical laboratories must meet quality assurance, quality control and personnel standards. Labs also must undergo proficiency testing and inspections. Standards are based on the complexity of the method of testing performed by the laboratory.

        These regulations categorize our laboratory as high complexity, and we believe we are in compliance with the more stringent standards applicable to high complexity testing for personnel, quality control, quality assurance and patient test management. Our clinical laboratory holds a Certificate of Registration under these regulations, which allows us to conduct testing pending determination of compliance through a survey. Our clinical laboratory has been surveyed by the College of American Pathologists, a federally-approved accreditation agency, which has accredited our clinical laboratory.

        In addition to the Federal laboratory regulations, states, including California, require laboratory licensure and may adopt regulations that are more stringent than federal law. We believe we are in material compliance with California and other applicable state laws and regulations.

        The sanctions for failure to comply with Federal or state clinical laboratory regulations, or accreditation requirements of federally-approved agencies, may be suspension, revocation or limitation of a laboratory's certificate or accreditation. There also could be fines and criminal penalties. The suspension or loss of a license, failure to achieve or loss of accreditation, imposition of a fine, or future changes in applicable federal or state laws or regulations or in the interpretation of current laws and regulations, could have a material adverse effect on our business.

        Under our current labeling and marketing plans, our PhenoSense products have not been subject to FDA regulation. However, we cannot predict the extent of future FDA regulation, and we might be subject in the future to greater regulation, or different regulations, that could have a material effect on our finances and operations. See "Risk Factors Related to Our Business" below for further discussion.

Medical Waste and Radioactive Materials

        We are subject to licensing and regulation under federal, state and local laws relating to the handling and disposal of medical specimens and hazardous waste and radioactive materials as well as to the safety and health of laboratory employees. Our clinical laboratory is operated in material compliance with applicable federal and state laws and regulations relating to disposal of all laboratory specimens. We utilize outside vendors for disposal of specimens. Although we believe that we are currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

Occupational Safety

        In addition to its comprehensive regulation of safety in the workplace, the Federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for healthcare employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to chemicals and transmission of the blood-borne and airborne pathogens.

Specimen Transportation

        Regulations of the Department of Transportation, the International Air Transportation Agency, the Public Health Service and the Postal Service apply to the surface and air transportation of clinical laboratory specimens.

Regulation of Coverage and Reimbursement

        Revenues for clinical laboratory testing services come from a variety of sources, including Medicare and Medicaid programs; other third-party payors, including commercial insurers, Blue Cross Blue Shield plans, health maintenance and other managed care organizations; and patients, physicians, hospitals and other laboratories. We are a Medicare laboratory services provider. Medicare has recently issued coverage policies and payment guidelines for resistance testing, including phenotypic testing. We are an approved Medicaid provider in several states and have submitted Medicaid provider applications in many other states. Certain key states' Medicaid, for example New York's, have also issued coverage policies and payment guidelines for resistance testing, including phenotypic testing. Other states' Medicaid and other third party payors are evaluating whether to cover services they deem to be investigational or otherwise not reasonable and necessary for diagnosis or treatment. While recently issued guidelines of the Department of Health and Human Services recommend drug resistance testing for HIV patients, this does not assure coverage by state Medicare or any other payors.

        We are unable to predict whether and under what circumstances state agencies will implement Medicare and Medicaid coverage policies and payment guidelines, and whether and the extent other payors will cover resistance testing services. Denial of such coverage by payors would have a material adverse impact on our business.

        Since 1984, Congress has periodically lowered the ceilings on Medicare reimbursement for clinical laboratory services from previously authorized levels. In addition, state Medicaid programs are prohibited from paying more than Medicare for clinical laboratory tests. In most instances, they pay significantly less. Similarly, other payors, including managed care organizations, have sought on an ongoing basis to reduce the costs of healthcare by limiting utilization and payment rates. Actions by Medicare or other payors to reduce reimbursement rates or limit coverage or utilization of resistance testing would have a direct adverse impact on our revenues and cash flows. We cannot predict whether reductions or limitations will occur, though we feel some reductions are likely.

Fraud and Abuse Regulation

        Existing federal laws governing Medicare and Medicaid and other federal healthcare programs, as well as similar state laws, impose a variety of broadly described fraud and abuse prohibitions on healthcare providers, including clinical laboratories. Multiple government agencies enforce these laws. The Health Insurance Portability and Accountability Act of 1996 provides for the establishment of a program to coordinate federal, state and local law enforcement programs. Over the last several years, the clinical laboratory industry has also been the focus of major government enforcement actions.

        One set of fraud and abuse laws, the federal anti-kickback laws, prohibits clinical laboratories from, among other things, making payments or furnishing other benefits intended to induce the referral of patients for tests billed to Medicare, Medicaid, or certain other federally funded programs. California also has its own Medicaid anti-kickback law, as well as an anti-kickback law that prohibits payments made to physicians to influence the referral of any patients. California laws also limit the ability to use a non-employee sales force.

        Under another federal provision, known as the "Stark" law or "self-referral" prohibition, physicians who have an investment or compensation relationship with a clinical laboratory may not, unless a statutory exception applies, refer Medicare or Medicaid patients for testing to the laboratory. In addition, a laboratory may not bill Medicare, Medicaid or any other party for testing furnished pursuant to a prohibited referral. There is a California self-referral law, as well, which applies to all patient referrals.

        Currently, we have a financial relationship with one referring physician, who serves as part-time medical director at our clinical laboratory. Very few of this physician's patients, if any, are federal healthcare program patients. In addition, we do not bill for services furnished to any patients referred by this physician. The California anti-kickback law may have exceptions applicable to our relationship with this physician. We have requested a written opinion from California officials to determine whether this relationship is appropriate.

        There are a variety of other types of federal and state anti-fraud and abuse laws, including laws prohibiting submission of false or otherwise improper claims to federal healthcare programs, and laws limiting the extent of any differences between charges to Medicare and Medicaid and charges to other parties. We seek to structure our business to comply with the federal and state anti-fraud and abuse laws. We cannot predict, however, how these laws will be applied in the future, and we cannot be sure arrangements will not be found in violation of them. Sanctions for violations of these laws may include exclusion from participation in Medicare, Medicaid and other federal healthcare programs, criminal and civil fines and penalties, and loss of license. Any of these could have a material adverse effect on our business.


EMPLOYEES

        As of February 28, 2001, we had 159 employees, of whom 11 hold PhD or MD degrees and 25 hold other advanced degrees. Approximately 59 employees are engaged in clinical laboratory operations, including 28 licensed healthcare professionals. There are 32 employees in research and development, and 68 in sales, marketing, information systems, finance and other administrative functions. We believe we maintain excellent relations with our employees.


EXECUTIVE OFFICERS

        The following table sets forth, as of March 5, 2001, certain information concerning our executive officers:

                NAME                    AGE                        POSITION
----------------------------------      ---   ------------------------------------------------
William D. Young..................      56    Chairman, Chief Executive Officer and Director
Karen J. Wilson...................      37    Vice President, Chief Financial Officer
Frank Barker......................      58    Vice President, Information Technology and Chief
                                              Information Officer
Nicholas S. Hellmann, MD..........      42    Vice President, Clinical Research
Christos J. Petropoulos, PhD......      47    Vice President, Research and Development
Robin M. Toft.....................      40    Vice President, Sales and Marketing
Patricia A. Wray..................      44    Vice President, Human Resources

        WILLIAM D. YOUNG has served as our Chief Executive Officer since November 1999 and has served as the Chairman of the Board since May 1999. From March 1997 to October 1999, Mr. Young was Chief Operating Officer at Genentech, Inc., a biotechnology company. As COO at Genentech, Mr. Young was responsible for all of the company's development, operations and commercial functions. Mr. Young joined Genentech in 1980 as Director of Manufacturing and Process Sciences and held various positions prior to becoming COO. Prior to joining Genentech, Mr. Young was employed by Eli Lilly and Company for 14 years. Mr. Young is a member of the board of directors of IDEC Pharmaceuticals, Inc., VaxGen, Inc. and Enchira, Inc. He received his BS in chemical engineering from Purdue University and his MBA from Indiana University.

        KAREN J. WILSON has served as our Chief Financial Officer since January 2001. Prior to joining ViroLogic, from November 1999 to January 2001, Ms. Wilson held the position of Chief Financial Officer and Vice President of Operations for Novare Surgical Systems, Inc., a medical device manufacturer. Prior to that, from 1987 to 1993 and from 1996 to November 1999, she worked for Deloitte & Touche LLP, a professional services firm, most recently as Senior Manager serving a diverse list of global clients in both the medical and technology fields. From 1993 to 1996, she was Controller for Lightwave Electronics Corporation, a laser manufacturer. Ms. Wilson is a certified public accountant and received her B.S. degree in Business from the University of California at Berkeley.

        FRANK BARKER has served as our Vice President, Information Technology and Chief Information Officer since November 1999. From 1996 until October 1999, Mr. Barker was Senior Vice President and Chief Information Officer for HealthCor, Inc., a home healthcare provider. From 1993 to 1996, Mr. Barker was Vice President of Client Services for Antrim, Corp., a laboratory information systems vendor. From 1987 to 1993, he was Chief Operating Officer for CHC, Inc., a hospital and laboratory information systems vendor.

        NICHOLAS S. HELLMANN, MD has served as our Vice President, Clinical Research since September 1997. From 1995 to 1997, Dr. Hellmann was Director of Clinical Research at Gilead Sciences, Inc., a biopharmaceutical company. In 1995 he was employed as a clinical scientist at Genentech. From 1993 to 1995, he was Associate Director of Antiviral Clinical Research at Bristol-Myers Squibb, a pharmaceutical company. Dr. Hellmann has been involved with clinical care of patients with infectious diseases, especially HIV infection, and infectious disease research since 1982. He received his MD degree from the University of Kentucky and completed his Internal Medicine Residency and Infectious Diseases Fellowship training at the University of California, San Francisco.

        CHRISTOS J. PETROPOULOS, PHD has served as our Director of Research and Development since August 1996, became Senior Director of Research and Development in September 1997 and was named our Vice President, Research and Development in November 1999. From 1992 to 1996, Dr. Petropoulos was a scientist at Genentech where he headed the Molecular Virology Laboratory and the Research Virology and Molecular Detection Laboratories from 1994 to 1996. Dr. Petropoulos received his PhD in molecular and cell biology from Brown University.

        ROBIN M. TOFT has served as our Vice President, Sales and Marketing since May 1998. From 1996 to May 1998 Ms. Toft was employed with Laboratory Corporation of America, or LabCorp, a national clinical laboratory, first as national sales director and then as Associate Vice President of Business Development. From 1991 through 1996, Ms. Toft worked in sales for National Health Laboratories, a clinical laboratory, which merged with Roche Biomedical Laboratories to form LabCorp in 1995. Ms. Toft received her BS in medical technology from Michigan State University.

        PATRICIA A. WRAY has served as our Senior Director of Human Resources since September 1998 and was named our Vice President of Human Resources in November 1999. From 1997 until September 1998, Ms. Wray operated her own human resources consulting business. From 1989 to 1997, Ms. Wray was an internal consultant and director with Genentech. She received her MS from Michigan State University.


SCIENTIFIC ADVISORY BOARD

        We have established an internationally renowned Scientific Advisory Board to provide specific expertise in areas of research and development relevant to our business. Our Scientific Advisory Board meets periodically with our scientific and development personnel and management to discuss our present and long-term research and development activities. Scientific Advisory Board members include the following leaders in scientific and clinical HIV research:

        STEPHEN P. GOFF, PHD--Higgens Professor of Biochemistry and Molecular Biophysics at the College of Physicians and Surgeons of Columbia University, and an Investigator of the Howard Hughes Medical Institute

        DAVID D. HO, MD--Scientific Director and Chief Executive Officer of the Aaron Diamond AIDS Research Center, and a Professor of The Rockefeller University

        STEPHEN H. HUGHES, PHD--Chief, Retrovirus Replication Laboratory and Head, Vector Design and Replication Section of the HIV Drug Resistance Program at the National Cancer Institute--Frederick Cancer Research and Development Center

        DOUGLAS D. RICHMAN, MD--Professor of Pathology and Medicine (Infectious Diseases) at the University of California, San Diego School of Medicine

        ROBERT T. SCHOOLEY, MD--Gill Professor of Medicine and Head of the Infectious Disease Division at the University of Colorado Health Sciences Center


                      RISK FACTORS RELATED TO OUR BUSINESS


        Except for the historical information contained or incorporated by reference, this annual report on Form 10-K and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part II, Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere throughout this annual report and in any other documents incorporated by reference into this annual report. You should consider carefully the following risk factors, together with all of the other information included in this annual report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.


WE EXPECT TO INCUR FUTURE OPERATING LOSSES AND MAY NOT ACHIEVE PROFITABILITY, WHICH MAY CAUSE OUR STOCK PRICE TO FALL.

        We have experienced significant and increasing operating losses each year since our inception and expect to incur substantial additional operating losses for at least the next two years. We experienced net losses allocable to common stockholders of approximately $38.9 million, $20.2 million, and $8.1 million in 2000, 1999 and 1998, respectively. As of December 31, 2000, we had an accumulated deficit of approximately $52.8 million. We expect to continue to incur substantial operating losses for the foreseeable future primarily as a result of expected increases in expenses for:

    -   Expanding patient sample processing capabilities

    -   Research and product development costs

    -   Sales and marketing

    - Additional clinical laboratory and research space and other necessary facilities

    -   General and administrative costs

        If our history of operating losses continues, our stock price may fall and you may lose part or all of your investment.


IF WE NEED TO RAISE ADDITIONAL CAPITAL AND IT IS NOT AVAILABLE ON COMMERCIALLY REASONABLE TERMS, OUR ABILITY TO OPERATE OUR BUSINESS MAY BE DIMINISHED.

        We anticipate that our existing capital resources will enable us to maintain currently planned operations through at least December 31, 2001. However, we may need additional funding sooner than anticipated. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.


OUR PHENOSENSE TESTING PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE, WHICH COULD LIMIT OUR FUTURE REVENUE.

        Our ability to establish phenotypic resistance testing as the standard of care to guide and improve the treatment of viral diseases will depend on physicians' and clinicians' acceptance and use of phenotypic resistance testing. Phenotypic resistance testing is new. We cannot predict the extent to which physicians and clinicians will accept and use phenotypic resistance testing. They may prefer competing technologies and products such as genotypic testing. The commercial success of phenotypic resistance testing will require demonstrations of its advantages and potential economic value in relation to the current standard of care, as well as to genotypic testing. We have introduced only one product using our proprietary PhenoSense technology, PhenoSense HIV, which we began actively marketing in November 1999. We are still in the early stages of development of new products applying our PhenoSense technology to other viral diseases. If PhenoSense HIV is not accepted in the marketplace, our ability to sell other PhenoSense products would be undermined. Market acceptance will depend on:

    - Our marketing efforts and continued ability to demonstrate the utility of PhenoSense in guiding anti-viral drug therapy, for example, through the results of retrospective and prospective clinical studies

    - Our ability to demonstrate the advantages and potential economic value of our PhenoSense testing products over current treatment methods and other resistance tests

        If the market does not accept phenotypic resistance testing, or our PhenoSense products in particular, our ability to generate revenue will be limited.


OUR REVENUES WILL BE DIMINISHED IF PAYORS DO NOT AUTHORIZE REIMBURSEMENT FOR OUR PRODUCTS.

        Government and third-party payors, which reimburse patients and healthcare providers for medical expenses, are attempting to contain or reduce the costs of healthcare. This could limit the price that we can charge for our products and hurt our ability to generate revenues. In the United States, federal and state government healthcare programs have been attempting to reduce costs and otherwise implement government control of healthcare costs. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare products. Significant uncertainty exists as to the reimbursement status of new medical products like PhenoSense HIV, especially in light of any negative results from clinical studies. Third-party payors, including state payors and Medicare, are challenging the prices charged for medical products and services. If government and other third-party payors do not provide adequate coverage and reimbursement for PhenoSense HIV or other phenotypic testing products, our revenues will be reduced.


IF WE ARE UNABLE TO EXPAND OUR SALES AND MARKETING CAPABILITIES, WE MAY NOT BE ABLE TO EFFECTIVELY COMMERCIALIZE OUR PRODUCTS.

        We currently have sixteen sales people and limited marketing resources. In order to commercialize our products effectively, we must expand our sales and marketing capabilities or arrange with a third party to perform these services, and are taking steps in this direction. We may not be able to do this successfully. If we enter into co-promotion or other marketing arrangements, our share of product revenues is likely to be lower than if we directly marketed and sold our products through our own sales force. If we fail to effectively commercialize our products our revenue will be reduced.

WE HAVE LIMITED EXPERIENCE PROCESSING PATIENT SAMPLES FOR OUR PHENOSENSE HIV TEST AND MAY ENCOUNTER PROBLEMS OR DELAYS IN PROCESSING TESTS, OR IN EXPANDING OUR AUTOMATED TESTING SYSTEMS, WHICH COULD RESULT IN LOST SALES REVENUE.

        Over the last year, we have begun to process a significant number of patient samples and are continuing to develop our quality-control procedures. In order to meet the projected demand for PhenoSense HIV and other future phenotypic resistance testing products, we will have to process many more patient samples than we are currently processing. We also have to establish more consistency with respect to test turnaround so that results are delivered in a timely manner. Thus, we need to develop and implement additional automated systems to perform our tests. We also need to develop more sophisticated software to support the automated tests, analyze the data generated by our tests, and report the results. We may not be able to do this. Further, as we attempt to scale up our processing of patient samples, processing or quality control problems may arise. If we are unable to consistently process patient samples on a timely basis because of these or other factors, or if we encounter problems with our automated processes, our revenues will be limited.


WE FACE INTENSE COMPETITION, AND IF OUR COMPETITORS' EXISTING PRODUCTS OR NEW PRODUCTS ARE MORE EFFECTIVE THAN OUR PRODUCTS, THE COMMERCIAL OPPORTUNITY FOR OUR PRODUCTS WILL BE REDUCED OR ELIMINATED.

        The commercial opportunity for our products will be reduced or eliminated if our competitors develop and market new testing products that are superior to, or are less expensive than, PhenoSense HIV or other phenotypic resistance testing products we develop using our proprietary PhenoSense technology. The biotechnology industry evolves at a rapid pace and is highly competitive. Our major competitors include manufacturers and distributors of phenotypic drug resistance technology, such as Virco. We also compete with makers of genotypic tests such as Applied Biosystems, Visible Genetics Inc. and laboratories performing genotypic testing as well as other genotypic testing referred to as virtual phenotyping. Each of these competitors is attempting to establish its test as the standard of care. Virco's phenotypic test and genotypic tests have been commercially available for a longer time than has PhenoSense HIV. Genotypic tests are cheaper and generally faster than our phenotypic resistance tests. Our competitors may successfully develop and market other testing products that are either superior to those that we may develop or that are marketed prior to marketing of our testing products. Some of our competitors have substantially greater financial resources and research and development staffs than we do. In addition, some of our competitors have significantly greater experience in developing products, and in obtaining the necessary regulatory approvals of products and processing and marketing products.

SOLE OR LIMITED SOURCES OF SUPPLY

We rely on a few vendors as the sole source of various materials in our testing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand. If significant customer relationships were negatively impacted by our failing to report test results on a timely basis, then our operations and revenues could be adversely effected.

WE ARE DEPENDENT ON A LICENSE FOR TECHNOLOGY WE USE IN OUR PHENOSENSE TESTING, AND OUR BUSINESS WOULD SUFFER IF THE LICENSE WAS TERMINATED OR NOT RENEWED.

        We license technology that we use in our PhenoSense test from Roche. We hold a non-exclusive license for the life of the patent term of the last licensed Roche patent. We believe that many of our competitors, including Virco and other resistance testing companies, also license this technology on non-exclusive terms. In order to maintain this license, however, we must pay royalties, make a semi-annual royalty report and participate in proficiency testing. If Roche were to terminate this license or this license was not renewed, we would have to change a portion of our testing methodology, which would halt our testing, at least temporarily, and cause us to incur substantial additional expenses.


THE INTELLECTUAL PROPERTY UNDERLYING OUR PHENOSENSE TECHNOLOGY AND TRADE SECRETS MAY NOT BE ADEQUATE, ALLOWING THIRD PARTIES TO USE OUR PHENOSENSE TECHNOLOGY OR SIMILAR TECHNOLOGIES, AND THUS REDUCING OUR ABILITY TO COMPETE IN THE MARKET.

        The strength of our intellectual property protection is uncertain. In particular, we cannot be sure that we were the first to invent the technologies covered by our patent or pending patent applications; we were the first to file patent applications for these inventions; others will not independently develop similar or alternative technologies or duplicate any of our technologies; any of our pending patent applications will result in issued patents; any patents issued to us will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties. Other companies may have patents or patent applications relating to products or processes similar to, competitive with or otherwise related to our products. Patent law relating to the scope of claims in the technology fields in which we operate, including biotechnology and information technology, is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we will prevail in any of these lawsuits or that, if successful, we will be awarded commercially valuable remedies. In addition, it is possible that we will not have the required resources to pursue such litigation or to otherwise protect our patent rights. We also rely on unpatented trade secrets to protect our proprietary technology. Other companies may independently develop or otherwise acquire equivalent technology or gain access to our proprietary technology.


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

        The operation of our clinical laboratory facility is subject to a stringent level of regulation under the Clinical Laboratory Improvement Amendments of 1988. Laboratories must meet various requirements, including requirements relating to quality assurance, quality control and personnel standards. Our laboratory is also subject to regulation by the State of California and various other states. We have received accreditation by the College of American Pathologists and therefore are subject to their requirements and evaluation. Our failure to comply with applicable requirements could result in various penalties, including loss of certification or accreditation. We believe that the FDA will not seek to fully regulate our PhenoSense products under our current labeling and marketing plans. However, we cannot predict the extent of future FDA regulation, and we might be subject in the future to greater regulation, or different regulations, that could have a material effect on our finances and operations. We also believe that the FDA will not require that phenotypic testing conducted at a clinical laboratory be subject to premarketing clearance. Although the FDA has stated in the past that it believes that its jurisdiction extends to tests generated in a clinical laboratory, the agency has said it will allow the home brewed tests to be run and the results commercialized without FDA premarket approval. We cannot be sure, however, that the FDA will not in the future require premarket clearance, and clinical data demonstrating the sensitivity and specificity, of our PhenoSense products. If we do not comply with existing or additional regulations, or if we incur penalties, it could increase our expenses, prevent us from increasing revenues, or hinder our ability to conduct our business. In addition, changes in existing regulations or new regulations may delay or prevent us from marketing our products.


OUR INFORMATION AND OTHER INTERNAL SYSTEMS MAY NOT WORK EFFECTIVELY AND AS A RESULT WE MAY NOT BE ABLE TO PROCESS ORDERS, RECORD TRANSACTIONS AND MEET OUR REPORTING OBLIGATIONS, WHICH IN TURN COULD AFFECT OUR ABILITY TO RUN OUR BUSINESS EFFICIENTLY OR PROFITABLY.

        In 2000, we installed several new information systems, including enterprise resource and laboratory information systems. If our new information and internal systems do not work effectively, we may experience delays or failures in our operations. These delays or failures could adversely impact the promptness and accuracy of our transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. Our current and planned systems, transaction processing, procedures and controls may not be adequate to support future operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial systems, transaction processing, procedures and controls.

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


OUR LACK OF OPERATING EXPERIENCE MAY CAUSE US DIFFICULTY IN MANAGING OUR GROWTH AND ATTRACTING AND RETAINING SKILLED PERSONNEL, WHICH COULD HINDER OUR COMMERCIAL EFFORTS AND IMPAIR OUR ABILITY TO COMPETE.

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


WE MAY BE SUBJECT TO LITIGATION, WHICH WOULD BE TIME CONSUMING AND DIVERT OUR RESOURCES AND THE ATTENTION OF OUR MANAGEMENT.

        We were involved in a dispute with a significant stockholder and former officer. We settled the dispute in November 1999. In connection with the settlement, we purchased shares of our common stock held by him for $225,000 in cash, and allowed him to retain other shares that we had a right to repurchase. In 1999, we recorded $1.9 million in legal fees and costs related to this settlement, including a non-cash charge related to the common stock retained by him. In the future, our stockholders or former employees may bring further claims and we may have to spend significant additional resources and time. Even if we are eventually successful in our defense of any such claim, the time and money spent may prevent us from operating our business effectively or profitably or may distract our management.

OUR OPERATING RESULTS MAY FLUCTUATE FROM QUARTER TO QUARTER, MAKING IT LIKELY THAT, IN SOME FUTURE QUARTER OR QUARTERS, WE WILL FAIL TO MEET ANALYSTS' ESTIMATES OF OPERATING RESULTS OR FINANCIAL PERFORMANCE, CAUSING OUR STOCK PRICE TO FALL.

        If revenue declines in a quarter, our losses will likely increase or our earnings will likely decline because many of our expenses are relatively fixed. Though our revenues may fluctuate significantly as we continue to build the market for our products, expenses such as research and development, sales and marketing and general and administrative are not affected directly by variations in revenue. In addition, our cost of revenue could also fluctuate significantly due to variations in the demand for our product and the relatively fixed costs to produce it. We cannot accurately predict how volatile our future operating results will be because our past and present operating results, which reflect moderate sales activity, are not indicative of what we might expect in the future. It is likely that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors, as they have been in the past. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance.


IF A NATURAL DISASTER STRIKES OUR CLINICAL LABORATORY FACILITY, WE WOULD BE UNABLE TO PROCESS OUR CUSTOMERS' SAMPLES FOR A SUBSTANTIAL AMOUNT OF TIME AND WE WOULD LOSE REVENUE.

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

        At March 20, 2001, our directors, entities affiliated with our directors and our executive officers own, in the aggregate, approximately 21% of our outstanding common stock. These stockholders, as a group, are able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in our control at a premium price if these stockholders oppose it.


OUR STOCK PRICE MAY BE VOLATILE, AND OUR STOCK COULD DECLINE IN VALUE.

        The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Our stock price has fluctuated widely since we became a publicly traded company. The following factors, in addition to other risk factors described in this section, may have a significant adverse impact on the market price of our common stock:

    - Announcements of technological innovations or new commercial products by our competitors

    -   Results from clinical studies

    -   Developments concerning proprietary rights, including patents

    - Publicity regarding actual or potential medical results relating to products under development by our competitors

    -   Regulatory developments in the United States and foreign countries

    -   Changes in payor reimbursement policies

    -   Litigation

    -   Economic and other external factors or other disaster or crisis

    -   Period-to-period fluctuations in financial results


IF OUR STOCKHOLDERS SELL SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK, THE MARKET PRICE OF OUR COMMON STOCK MAY FALL.

        If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock may fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Sales of a substantial number of shares could occur at any time. This may have an adverse effect on the price of our common stock and may impair our ability to raise capital in the future.


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


ITEM 2. PROPERTIES

        We currently lease 67,000 square feet of laboratory and office space in South San Francisco, California. In July 2001, we will begin leasing an additional 54,000 square feet in South San Francisco. Initially, the new facility will provide more space than is required for our planned operations. As a result, we intend to sublease approximately 40,000 square feet to a third party for two years. In addition, we intend to sublease approximately 12,000 square feet of one of our existing facilities to another third party for two years. We anticipate that income generated from each of these subleases will be greater than our lease obligations for those spaces. Leases on our current and future facilities expire in the years 2004 and 2011, respectively. All leases provide options to extend.


ITEM 3. LEGAL PROCEEDINGS

        We are not a party to any legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) Market Data; Dividends

        Since May 2, 2000, our common stock has been traded on the Nasdaq National Market under the symbol "VLGC." The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock on the Nasdaq National Market:

                         2000                                     HIGH              LOW
       ----------------------------------------------------      -------          -------
       Fourth Quarter......................................      $17.375          $ 5.750
       Third Quarter.......................................      $26.750          $12.125
       Second Quarter (Beginning May 2)....................      $16.313           $5.125
       First Quarter.......................................          N/A              N/A

        The last reported sale price of our common stock on the Nasdaq National Market on March 20, 2001 was $1.563. As of March 20, 2001, there were approximately 234 stockholders of record of our common stock.

        We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities.

        In December 2000, we issued 16,478 shares of common stock with an aggregate value of $150,349 as of such issuance, to the ViroLogic, Inc. 401(k) Profit Sharing Plan as a matching contribution under the terms of the plan. For these issuances, we relied on the exemptions provided by Section 4(2) of the Securities Act and certain noaction letters promulgated by the Securities and Exchange Commission.

        (b) Use of  Proceeds from Registered Securities

        The effective date of our registration statement on Form S-1 (No. 333-30896) relating to our initial public offering was May 1, 2000. A total of 5,000,000 shares of the Company's common stock in the aggregate were sold at a price of $7.00 per share to an underwriting syndicate led by CIBC World Markets Corp, ING Barings LLC and Prudential Securities Incorporated. The offering commenced on May 1, 2000, and closed on May 5, 2000. The initial public offering resulted in gross proceeds of approximately $35.0 million, of which $2.5 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.3 million. From the time of receipt through December 31, 2000, the net proceeds of $31.2 million have been used for general corporate purposes, including working capital, or were invested in short-term, interest-bearing, investment grade securities.

        ITEM 6. SELECTED FINANCIAL DATA

        This section presents our historical financial data. We derived the statement of operations data for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data as of December 31, 2000 and 1999 from the audited financial statements which are included elsewhere in this Form 10-K. Those financial statements were audited by Ernst & Young LLP, independent auditors. We derived the statement of operations data for the year ended December 31, 1997 and for the period from our inception to December 31, 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 from audited financial statements not included herein. The selected financial data set forth below should be read in conjunction with the financial statements, the related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

                                                                                                     PERIOD FROM
                                                                                                      INCEPTION
                                                                                                     (NOVEMBER 14,
                                                                YEAR ENDED DECEMBER 31,                1995) TO
                                                   ------------------------------------------------   DECEMBER 31,
                                                     2000          1999          1998        1997         1996
                                                   --------      --------      -------      -------      -------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Operations Data:
Revenue ......................................     $  7,466      $  1,069      $   102      $    --      $    --
Operating Costs and expenses:
  Cost of revenue ............................        5,457           627           17           --           --
  Research and development ...................       10,080         9,588        5,977        2,458          867
  General and administrative .................       10,841         6,804        1,782          858          510
  Sales and marketing ........................        5,890         1,196          484           --           --
                                                   --------      --------      -------      -------      -------
Total costs and operating expenses ...........       32,268        18,215        8,260        3,316        1,377
                                                   --------      --------      -------      -------      -------
Operating loss ...............................      (24,802)      (17,146)      (8,158)      (3,316)      (1,377)
Interest income ..............................        1,868           249          302          262          116
Interest expense .............................         (262)         (243)        (198)         (83)         (13)
                                                   --------      --------      -------      -------      -------
Net loss .....................................      (23,196)      (17,140)      (8,054)      (3,137)      (1,274)
Deemed dividend to preferred stockholders ....      (15,700)       (3,100)          --           --           --
                                                   --------      --------      -------      -------      -------
Net loss allocable to common stockholders ....     $(38,896)     $(20,240)     $(8,054)     $(3,137)     $(1,274)
                                                   ========      ========      =======      =======      =======
Basic and diluted net loss per common share ..     $  (2.62)     $  (4.24)     $ (1.71)     $ (1.21)     $ (0.74)
                                                   ========      ========      =======      =======      =======
Shares used in computing basic and diluted
  net loss per common share ..................       14,852         4,772        4,700        2,591        1,720
                                                   ========      ========      =======      =======      =======
Pro forma basic and diluted net loss per
  common share (unaudited) ...................     $ (2.21)      $  (2.53)
                                                   ========      ========
Shares used in computing basic and diluted
    pro forma net loss per common share ......       17,635         8,015
                                                   ========      ========


                                                                                 DECEMBER 31,
                                                       --------------------------------------------------------------
                                                         2000          1999          1998          1997        1996
                                                       --------      --------      --------      -------      -------
                                                                   (IN THOUSANDS)
Balance Sheet Data:
Cash, cash equivalents, and short-term investments ..  $ 23,794      $  2,208      $  9,564      $ 3,986      $ 3,141
Working capital .....................................    21,097           522         7,398        3,315        2,966
Restricted cash .....................................     2,029           950            --           --           --
Total assets ........................................    43,647         9,777        13,275        5,598        3,911
Long term portion of capital lease obligations ......       945            --            --           --           --
Long term portion of loans payable ..................     1,019         1,051         1,948          470          488
Accumulated deficit .................................   (52,801)      (29,605)      (12,465)      (4,411)      (1,274)
Total stockholders' equity ..........................    33,643         4,698         8,830        4,336        3,191

See notes to the financial statements for a description of the number of shares used in the computation of the basic and diluted and pro forma basic and diluted net loss per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this Form 10-K.


OVERVIEW

        We are a biotechnology company developing, marketing and selling innovative products to guide and improve treatment of viral diseases. We incorporated in the state of Delaware on November 14, 1995 and commenced commercial operations in 1999. We developed a practical way of directly measuring the impact of genetic mutations on drug resistance and using this information to guide therapy. We have proprietary technology, called PhenoSense, for testing drug resistance in viruses that cause serious viral diseases such as AIDS, hepatitis B and hepatitis C. Our first product, PhenoSense HIV, is a test that directly and quantitatively measures resistance of a patient's HIV to anti-viral drugs. The results help physicians select appropriate drugs for their HIV patients. We are also developing PhenoSense products for other serious viral diseases and are collecting PhenoSense test results and related clinical data in an interactive database that we plan to make available to physicians for use in therapy guidance. We believe our products have the potential to revolutionize the way physicians treat many serious viral diseases.


PUBLIC OFFERING

        On May 1, 2000, we completed our initial public offering and sold 5,000,000 shares of Common Stock at $7.00 per share. Total gross proceeds to ViroLogic were approximately $35 million. See "Stockholders' Equity" note to the financial statements for further discussion.


REVERSE STOCK SPLIT

        On February 21, 2000, our board of directors approved a one for two reverse split of common stock which became effective on April 17, 2000. The accompanying financial statements have been adjusted retroactively to reflect the reverse split. The conversion ratios of the respective series of convertible preferred stock were automatically adjusted to reflect the reverse split.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

        Revenue. Revenue increased to $7.5 million in 2000 from $1.1 million in 1999, an increase of $6.4 million. This increase was primarily attributable to a full year of sales of PhenoSense HIV and the result of increased sales and marketing activities. PhenoSense HIV was launched commercially in November 1999. We plan to continue to expand our PhenoSense patient testing business as well as our pharmaceutical business, which is comprised of resistence testing for industry, clinical studies, drug screening, characterization and basic research.

        Cost of revenue. Cost of revenue increased to $5.5 million in 2000 from $0.6 million in 1999, an increase of $4.8 million. The increase in cost of revenue was due to the higher volume of testing performed in 2000 and continued expansion of our clinical laboratory activities. Included in these costs are materials, supplies, labor and overhead related to the tests. In addition, the clinical reference laboratory moved into a new facility and implemented a new laboratory information system in 2000.

        Research and development. Research and development costs increased to $10.1 million in 2000 from $9.6 million in 1999, an increase of $0.5 million. These expenses are primarily related to research and development efforts relating to enhancing our PhenoSense HIV test. We expect research and development spending to increase over the next several years as we expand our research and product development and automation efforts for other viral diseases.

        General and administrative. General and administrative expense increased to $10.8 million in 2000 from $6.8 million in 1999, an increase of $4.0 million. The increase was due to greater spending on salaries and benefits resulting from increased headcount, implementation of a new enterprise resource planning system and to a $1.8 million increase in noncash compensation expenses related primarily to granting stock and options, as discussed below. The increase was partially offset by the absence of any settlement or related costs recorded in 2000 as compared with approximately $1.9 million of settlement and other costs recorded in 1999 arising from a lawsuit with a former officer and stockholder.

        Deferred compensation for options granted to employees is the difference between the exercise price and the deemed fair value for financial reporting purposes of our common stock on the date certain options were granted. This amount is being amortized over the vesting period for the individual options. We recorded deferred stock compensation, which is a component of stockholders' equity, of approximately $1.6 million and $5.0 million in 2000 and 1999, respectively. We recorded $3.6 million of related amortization in 2000 as compared with $0.5 million in 1999. In 1999, we also granted a director a stock award of 150,000 shares of fully vested common stock and recorded $0.6 million of compensation expense.

        We determined compensation for options granted to non-employees in accordance with Statement of Financial Accounting Standards No. 123 and the Emerging Issues Task Force Consensus No. 96-18 as the fair value of the equity instruments issued. We record compensation for options granted to non-employees as the related services are rendered, and the value of the compensation may be periodically remeasured and the expense adjusted accordingly as the underlying options vest. We recorded $0.3 million of stock based compensation for non-employees in 2000 as compared to $48,000 in 1999. The aggregate value of $0.6 million, based on the deemed fair value of our common stock at December 31, 2000, will be recorded as a general and administrative expense over the period of the related services, which is generally two to four years.

        Sales and marketing. Sales and marketing expense increased to $5.9 million in 2000 from $1.2 million in 1999, an increase of $4.7 million. This increase was primarily attributable to the deployment of our sales force. In addition, we increased spending on public relations, advertising and marketing efforts related to the commercialization of PhenoSense HIV.

        Interest income. Interest income increased to $1.9 million in 2000 from $0.3 million in 1999, an increase of $1.6 million. This increase was primarily due to higher average cash and securities investment balances resulting from the Company's Series C preferred stock financing in January and February 2000 and its initial public offering in May 2000.

        Interest expense. Interest expense increased to $262,000 in 2000 from $243,000 in 1999, an increase of $19,000. This increase was due to increased equipment financing in 2000.

        Deemed dividend. In January and February 2000, we sold 8,461,645 shares of Series C preferred stock, or 4,230,823 shares of common stock as converted, for proceeds of approximately $15.6 million. After re-evaluating the fair value of our common stock in contemplation of our initial public offering, we determined that the issuance of the Series C preferred stock resulted in a beneficial conversion feature of approximately $15.7 million in 2000, calculated in accordance with Emerging Issues Task Force Consensus No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features." The beneficial conversion feature was reflected as a deemed dividend in the Statement of Operations of $15.7 million in the first quarter of 2000.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

        Revenue. Revenue increased to $1.1 million in 1999 from $102,000 in 1998, an increase of $1.0 million. This increase was primarily attributable to revenue recognized from sales in the second half of 1999 to major pharmaceutical companies, with the balance attributable to revenue recognized from sales to physicians. In 1998, revenue was solely attributable to sales to pharmaceutical companies.

        Cost of revenue. Cost of revenue increased to $627,000 in 1999 from $17,000 in 1998. The increase was due to the higher volume of test sales in 1999. Included in these costs are materials, supplies, labor and overhead related to the tests.

        Research and development. Research and development expense increased to $9.6 million in 1999 from $6.0 million in 1998, an increase of $3.6 million. The increase was primarily the result of increasing capacity and automation for our PhenoSense HIV test. We also increased our spending on clinical trials of PhenoSense HIV.

        General and administrative. General and administrative expense increased to $6.8 million in 1999 from $1.8 million in 1998, an increase of $5.0 million. The increase was related primarily to expanding our executive team, as well as consulting expense and the settlement of litigation. We recorded expenses in 1999 of approximately $1.9 million for settlement and other costs arising from a lawsuit brought by a former officer and stockholder, which was settled in November 1999. Non-cash compensation expense related to granting stock and options increased to $1.1 million in 1999, as discussed below, from no charge in 1998.

        In connection with the grant of stock options to employees, we recorded deferred stock compensation of approximately $5.0 million during the year ended December 31, 1999, of which $0.5 million was amortized as a general and administrative expense in 1999. We also granted a director a stock award of 150,000 shares of fully vested common stock in September 1999. We reflected the deemed fair value of these shares, $0.6 million, as a compensation charge in general and administrative expense in 1999.

        We recorded an aggregate of $48,000 as a general and administrative expense in the year ended December 31, 1999 for non-employee stock-based compensation. The aggregate value of $0.7 million, based on the deemed fair value of our common stock at December 31, 1999, will be recorded as a general and administrative expense over the period of the related services, which was generally three months to four years.

         Sales and marketing. Sales and marketing expense increased to $1.2 million in 1999 from $0.5 million in 1998, an increase of $0.7 million. This increase was primarily attributable to hiring our sales force and commencing sales and marketing activities. In addition, we increased spending on public relations and marketing materials.

        Interest income. Interest income decreased to $249,000 in 1999 from $302,000 in 1998, a decrease of $53,000. This decrease was due to lower average cash and investment balances in 1999.

        Interest expense. Interest expense increased to $243,000 in 1999 from $198,000 in 1998, an increase of $45,000. This increase was due to additional debt incurred in the second half of 1998 resulting in additional interest expense for only six months of 1998 compared to the entire year in 1999.

        Deemed dividend. In November and December 1999, we sold 1,675,621 shares of Series C preferred stock, or 837,810 shares of common stock as converted, for proceeds of approximately $3.1 million. After re-evaluating the fair value of our common stock in contemplation of our initial public offering, we determined that the issuance of the Series C preferred stock resulted in a beneficial conversion feature of approximately $3.1 million in 1999, calculated in accordance with Emerging Issues Task Force Consensus No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features." The beneficial conversion feature was reflected as a deemed dividend in the Statement of Operations of $3.1 million in the fourth quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations since inception primarily through public and private sales of common and preferred stock and equipment financing arrangements. As of December 31, 2000, ViroLogic had an accumulated deficit of approximately $52.8 million. Management expects to continue to incur substantial operating losses for the foreseeable future primarily as a result of expected increases in expenses for:

        -- Expanding patient sample processing capabilities

        -- Research and product development costs

        -- Sales and marketing

        -- Additional clinical laboratory and research space and other necessary facilities

        -- General and administrative costs

        Net cash used in operating activities was $18.6 million, $13.4 million and $6.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. Cash used in operating activities primarily relates to ongoing operating losses as previously discussed above.

        Net cash used in investing activities was $20.4 million and $3.9 million and provided by investing activities was $1.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in cash used in investing activities of $16.5 million in 2000 resulted primarily from investing proceeds from our initial public offering in short-term investments, net of proceeds from maturities and sales. Also contributing to the increase were increased capital expenditures for leasehold improvements related to our new laboratory facility of approximately $4.0 million, as well as equipment and software purchases of approximately $3.7 million. The 1999 increase in cash used in investing activities of $5.2 million when compared to 1998 resulted primarily from the maturities and sales of short-term investments recorded in 1998.

        Net cash provided by financing activities was $49.4 million, $10.0 million and $14.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. Net cash provided by financing activities in 2000 resulted primarily from our initial public offering. We sold five million shares of common stock at $7.00 per share for a total net proceeds to ViroLogic of approximately $31.2 million. In January and February 2000, we sold Series C preferred stock for approximately $15.6 million. Also, we obtained equipment financing of approximately $3.1 million in 2000. Under one of our equipment financing arrangements, we obtained a lease line of $3.5 million, of which approximately $2.2 million was unused as of December 31, 2000 and is available through at least March 2001. Net cash provided by financing activities in 1999 resulted primarily from proceeds from issuance of preferred stock of $10.7 million as compared with $12.5 million in 1998. In addition, $2.6 million was borrowed under long term loans in 1998.

        We believe that our available cash, investments and short-term restricted cash of $24.8 million as of December 31, 2000 and available borrowing capacity under existing equipment financing arrangements will be adequate to fund our operations through at least December 2001. In addition, in February 2001, our board of directors engaged UBS Warburg LLC and CIBC World Markets to assist us in pursuing various strategic alternatives, including research and development collaborations, international alliances, marketing partnerships, and financing opportunities.

        To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of future technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for current or future operating plans.

        We currently lease 67,000 square feet of laboratory and office space in South San Francisco, California. In July 2001, we will begin leasing an additional 54,000 square feet. We have committed to pay for tenant improvements to the new facility of at least $2 million. Initially, this facility will provide more space than is required for our planned operations. As a result, we intend to sublease approximately 40,000 square feet to a third party for two years. In addition, we intend to sublease approximately 12,000 square feet of one of our existing facilities to another third party for two years. We anticipate that income generated from both subleases will be greater than our lease obligations for those spaces. Leases on our current and future facilities expire in the years 2004 and 2011, respectively. All leases provide options to extend.

        Income taxes. We have incurred net operating losses since inception. At December 31, 2000, we had federal and state net operating loss carryforwards of approximately $48.2 million and $17.6 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates between the years 2010 and 2020, if not utilized. The State of California net operating losses will expire at various dates between the years 2003 and 2010, if not utilized. Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

        The estimates described above under Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacies of our available funds will depend on many factors, including those under "Risk Factors."


RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in the other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for the Company's year ending December 31, 2001. The Company does not currently hold any derivatives and does not expect this pronouncement to materially impact the Company's financial position or results of operations.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the accounting for revenue recognition. As required, the Company adopted SAB 101 effective January 1, 2000. Implementation of this Bulletin did not materially impact the Company's financial position or results of operations.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. Due to the relatively short-term nature of our investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore we have not included quantitative tabular disclosure in this Form 10-K.

        We do not enter into financial investments for speculation or trading purposes and are not a party to financial or commodity derivatives.

        We have operated primarily in the United States and all sales to date have been made in U.S. Dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS


                                                                                  PAGE
                                                                                  ----
Report of Ernst & Young LLP, Independent Auditors..................................F-2
Balance Sheets as of December 31, 2000 and 1999....................................F-3
Statements of Operations for the years ended 2000, 1999 and 1998...................F-4
Statements of Stockholders' Equity for the years ended 2000, 1999 and 1998.........F-5
Statements of Cash Flows for the years ended 2000, 1999 and 1998...................F-6
Notes to Financial Statements......................................................F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



To the Board of Directors and Stockholders
ViroLogic, Inc.

        We have audited the accompanying balance sheets of ViroLogic, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ViroLogic, Inc. at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.





                                              /s/ ERNST & YOUNG LLP



Palo Alto, California
February 9, 2001

                                 VIROLOGIC, INC.

                                 BALANCE SHEETS
                   (in thousands, except par value per share)


                                                                                        DECEMBER 31,
                                                                                   ----------------------
                                                                                     2000          1999
                                                                                   --------      --------
ASSETS
Current assets:
    Cash and cash equivalents ...................................................  $ 12,623      $  2,208
    Short-term investments ......................................................    11,171            --
    Accounts receivable, net of allowance for doubtful accounts of
        $175 in 2000 and $63 in 1999 ............................................     2,404           550
    Inventory ...................................................................       449           287
    Restricted cash .............................................................     1,050           950
    Other current assets ........................................................     1,152           310
                                                                                   --------      --------
      Total current assets ......................................................    28,849         4,305
Property and equipment, net .....................................................    13,234         5,028
Restricted cash .................................................................       979            --
Other assets ....................................................................       585           444
                                                                                   --------      --------
      Total assets ..............................................................  $ 43,647      $  9,777
                                                                                   ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ............................................................  $  1,865      $  1,457
    Accrued compensation ........................................................     1,305           560
    Other accrued liabilities ...................................................     2,678           788
    Deferred revenue ............................................................       116            81
    Current portion of capital lease obligations ................................       398            --
    Current portion of loans payable ............................................     1,390           897
                                                                                   --------      --------
      Total current liabilities .................................................     7,752         3,783
Long term portion of capital lease obligations ..................................       945            --
Long term portion of loans payable ..............................................     1,019         1,051
Long term deferred rent .........................................................       288           245
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $0.001 par value, 5,000 and 13,959 shares authorized at
        December 31, 2000 and 1999, respectively; issuable in series; none and
        9,749 shares issued and outstanding at December 31, 2000 and 1999,
        respectively ............................................................        --            10
    Common stock, $0.001 par value, 60,000 shares authorized; 19,870 and
        5,097 shares issued and outstanding at December 31, 2000 and
        1999, respectively ......................................................        20             5
    Additional paid-in capital ..................................................    88,772        38,812
    Notes receivable from officers and employees ................................       (31)          (46)
    Accumulated other comprehensive income ......................................       178            --
    Deferred compensation .......................................................    (2,495)       (4,478)
    Accumulated deficit .........................................................   (52,801)      (29,605)
                                                                                   --------      --------
      Total stockholders' equity ................................................    33,643         4,698
                                                                                   --------      --------
      Total liabilities and stockholders' equity ................................  $ 43,647      $  9,777
                                                                                   ========      ========


---------------------------
See accompanying notes.

                                 VIROLOGIC, INC.

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               YEAR ENDED DECEMBER 31,
                                                        -----------------------------------
                                                          2000          1999          1998
                                                        --------      --------      -------
Revenue ..............................................  $  7,466      $  1,069      $   102
Operating costs and expenses:
    Cost of revenue ..................................     5,457           627           17
    Research and development .........................    10,080         9,588        5,977
    General and administrative .......................    10,841         6,804        1,782
    Sales and marketing ..............................     5,890         1,196          484
                                                        --------      --------      -------
        Total costs and operating expenses ...........    32,268        18,215        8,260
                                                        --------      --------      -------
Operating loss .......................................   (24,802)      (17,146)      (8,158)
Interest income ......................................     1,868           249          302
Interest expense .....................................      (262)         (243)        (198)
                                                        --------      --------      -------
Net loss .............................................   (23,196)      (17,140)      (8,054)
Deemed dividend to preferred stockholders ............   (15,700)       (3,100)          --
                                                        --------      --------      -------
Net loss allocable to common stockholders ............  $(38,896)     $(20,240)     $(8,054)
                                                        ========      ========      =======

Basic and diluted net loss per common share ..........  $  (2.62)     $  (4.24)     $ (1.71)
                                                        ========      ========      =======

Weighted average shares used in computing basic and
    diluted net loss per common share ................    14,852         4,772        4,700
                                                        ========      ========      =======


---------------------------
See accompanying notes.

                                 VIROLOGIC, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                   CONVERTIBLE
                                                 PREFERRED STOCK             COMMON STOCK        ADDITIONAL
                                                -----------------      ----------------------      PAID-IN
                                                SHARES     AMOUNT      SHARES          AMOUNT      CAPITAL
                                                ------     ------      ------          ------    ----------
Balance as of December 31, 1997 ...........        --      $ --         4,836          $   5       $  8,881
Issuance of Series B convertible
preferred stock ...........................     3,935         4            --             --         12,508
Repurchase of common stock ................        --        --            (7)            --             (2)
Exercise of common stock options ..........        --        --            15             --              5
Repurchase of restricted common shares ....        --        --           (34)            --            (11)
Repayment of note receivable ..............        --        --            --             --             --
Net loss ..................................        --        --            --             --             --
                                              -------       ---         -----       --------       --------
Balance as of December 31, 1998 ...........     3,935         4         4,810              5         21,381
Exercise of stock options,  net of
repurchases ...............................        --        --            25             --             44
Issuance of Series C convertible
preferred stock ...........................     5,814         6            --             --         10,729
Issuance of common stock ..................        --        --           112             --          1,087
Stock award to officer ....................        --        --           150             --            555
Repayment of note receivable ..............        --        --            --             --             --
Forgiveness of note receivable ............        --        --            --             --             --
Deferred compensation .....................        --        --            --             --          4,968
Amortization of deferred compensation .....        --        --            --             --             --
Stock-based compensation related to
consultant options ........................        --        --            --             --             48
Net loss ..................................        --        --            --             --             --
Deemed dividend to preferred
stockholders ..............................        --        --            --             --         (3,100)
                                                   --        --            --             --          3,100
                                              -------       ---         -----       --------       --------

Balance as of December 31, 1999 ...........     9,749        10         5,097              5         38,812
Comprehensive loss:
  Net loss ..................................      --        --            --             --             --
  Net unrealized gain on securities
  available-for-sale ........................      --        --            --             --             --
  Comprehensive loss ........................      --        --            --             --             --
Issuance of Series C preferred stock,
net of issuance costs .....................     8,462         8            --             --         15,626
Conversion of Series B and C preferred
stock to common ...........................   (18,211)      (18)        9,588             10              8
Issuance of common stock upon initial
public offering net of issuance costs .....        --        --         5,000              5         31,240
Exercise of warrants ......................        --        --            13             --             24
Issuance of warrants to lender ............        --        --            --             --            318
Repayment of note receivable ..............        --        --            --             --             --
Forgiveness of note receivable ............        --        --            --             --             --
Deferred compensation .....................        --        --            --             --          1,577
Amortization of deferred compensation .....        --        --            --             --             --
Issuance of common stock under 401K Plan ..        --        --            16             --            150
Exercise of employee and nonemployee
stock options .............................        --        --            88             --            274
Stock-based compensation related to
consultant options ........................        --        --            --             --            331
Issuance of stock under employee stock
purchase plan .............................        --        --            68             --            412
Deemed dividend to preferred
stockholders ..............................        --        --            --             --         15,700
                                                   --        --            --             --        (15,700)
                                              -------       ---        ------       --------       --------
Balance as of December 31, 2000 ...........        --       $--        19,870       $     20       $ 88,772
                                              =======       ===        ======       ========       ========


                                                  NOTES       ACCUMULATED
                                               RECEIVABLE        OTHER                                                TOTAL
                                             FROM OFFICERS   COMPREHENSIVE     DEFERRED          ACCUMULATED       STOCKHOLDERS'
                                              & EMPLOYEES        INCOME      COMPENSATION          DEFICIT            EQUITY
                                             -------------   -------------   ------------        -----------        ------------
Balance as of December 31, 1997 ...............   $(139)           $--              $--           $ (4,411)          $  4,336
Issuance of Series B convertible
preferred stock ...............................      --             --               --                 --             12,512
Repurchase of common stock ....................      --             --               --                 --                 (2)
Exercise of common stock options ..............      (4)            --               --                 --                  1
Repurchase of restricted common shares ........      11             --               --                 --                 --
Repayment of note receivable ..................      37             --               --                 --                 37
Net loss ......................................      --             --               --             (8,054)            (8,054)
                                                  -----           ----          -------           --------           --------
Balance as of December 31, 1998 ...............     (95)            --               --            (12,465)             8,830
Exercise of stock options,  net of
repurchases ...................................      --             --               --                 --                 44
Issuance of Series C convertible
preferred stock ...............................      --             --               --                 --             10,735
Issuance of common stock ......................      --             --               --                 --              1,087
Stock award to officer ........................      --             --               --                 --                555
Repayment of note receivable ..................      16             --               --                 --                 16
Forgiveness of note receivable ................      33             --               --                 --                 33
Deferred compensation .........................      --             --           (4,968)                --                 --
Amortization of deferred compensation .........      --             --              490                 --                490
Stock-based compensation related to
consultant options ............................      --             --               --                 --                 48
Net loss ......................................      --             --               --            (17,140)           (17,140)
Deemed dividend to preferred
stockholders ..................................      --             --               --                 --             (3,100)
                                                     --             --               --                 --              3,100
                                                  -----           ----          -------           --------           --------
Balance as of December 31, 1999 ...............     (46)            --           (4,478)           (29,605)             4,698
Comprehensive loss:
  Net loss ..................................        --             --               --            (23,196)           (23,196)
  Net unrealized gain on securities
  available-for-sale ........................        --            178               --                 --                178
                                                                                                                     --------
  Comprehensive loss ........................        --             --               --                 --            (23,018)
Issuance of Series C preferred stock,
net of issuance costs .........................      --             --               --                 --             15,634
Conversion of Series B and C preferred
stock to common ...............................      --             --               --                 --                 --
Issuance of common stock upon initial
public offering net of
issuance costs ................................      --             --               --                 --             31,245
Exercise of warrants ..........................      --             --               --                 --                 24
Issuance of warrants to lender ................      --             --               --                 --                318
Repayment of note receivable ..................       9             --               --                 --                  9
Forgiveness of note receivable ................       6             --               --                 --                  6
Deferred compensation .........................      --             --           (1,577)                --                 --
Amortization of deferred compensation .........      --             --            3,560                 --              3,560
Issuance of common stock under 401K Plan ......      --             --               --                 --                150
Exercise of employee and nonemployee
stock options .................................      --             --               --                 --                274
Stock-based compensation related to
consultant options ............................      --             --               --                 --                331
Issuance of stock under employee stock
purchase plan .................................      --             --               --                 --                412
Deemed dividend to preferred
stockholders ..................................      --             --               --                 --             15,700
                                                     --             --               --                 --            (15,700)
                                                  -----           ----          -------           --------           --------
Balance as of December 31, 2000 ...............   $ (31)          $178          $(2,495)          $(52,801)          $ 33,643
                                                  =====           ====          =======           ========           ========


---------------------------
See accompanying notes.

                                 VIROLOGIC, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                    YEAR ENDED DECEMBER 31,
                                                            ------------------------------------
                                                              2000          1999          1998
                                                            --------      --------      --------
OPERATING ACTIVITIES
Net loss .................................................  $(23,196)     $(17,140)     $ (8,054)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization ........................     1,700         1,135           517
    Non-cash stock-based compensation ....................     4,047         2,227            --
    Expense related to issuance of warrants ..............        77            --            --
    Gain on short-term investments .......................       (72)           --            --
    Changes in assets and liabilities:
        Accounts receivable ..............................    (1,854)         (550)           --
        Inventory ........................................      (162)         (287)           --
        Other current assets .............................      (732)         (210)           21
        Accounts payable .................................       408           871           151
        Accrued compensation .............................       745           397            62
        Other accrued liabilities ........................       376           223           502
        Deferred rent ....................................        43            11           222
        Deferred revenue .................................        35           (67)          148
                                                            --------      --------      --------
           Net cash used in operating activities .........   (18,585)      (13,390)       (6,431)
                                                            --------      --------      --------
INVESTING ACTIVITIES
Purchases of short-term investments ......................   (35,702)           --       (14,500)
Maturities and sales of short-term investments ...........    24,781            --        18,423
Other assets .............................................       (10)         (371)          (52)
Restricted cash ..........................................    (1,079)         (950)           --
Capital expenditures .....................................    (8,391)       (2,625)       (2,585)
                                                            --------      --------      --------
           Net cash (used in) provided by investing
               activities ................................   (20,401)       (3,946)        1,286
                                                            --------      --------      --------
FINANCING ACTIVITIES
Proceeds from loans payable ..............................     1,664            --         2,639
Principal payments on loans payable ......................    (1,203)         (801)         (540)
Proceeds in connection with sale leaseback transactions ..     1,394            --
Principal payments on capital lease obligations ..........       (51)           --            --
Proceeds from issuance of common stock, net of
    common stock repurchases .............................    31,954            30            (1)
Repayments of notes receivable ...........................         9            16            37
Net proceeds from issuance of preferred stock ............    15,634        10,735        12,512
                                                            --------      --------      --------
           Net cash provided by financing
           activities ....................................    49,401         9,980        14,647
                                                            --------      --------      --------
Net increase (decrease) in cash and
    cash equivalents .....................................    10,415        (7,356)        9,502
Cash and cash equivalents at beginning of year ...........     2,208         9,564            62
                                                            --------      --------      --------
Cash and cash equivalents at end of year .................  $ 12,623      $  2,208      $  9,564
                                                            ========      ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest ...................................  $    262      $    243      $    198
                                                            ========      ========      ========
SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Deferred stock compensation ..............................  $  1,577      $  4,968      $     --
                                                            ========      ========      ========
Accrued capital expenditures .............................  $  1,514      $     --      $     --
                                                            ========      ========      ========
Warrants issued to lender ................................  $    318      $     --      $     --
                                                            ========      ========      ========


---------------------------
See accompanying notes.

                                VIROLOGIC, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

        ViroLogic, Inc. ("ViroLogic" or the "Company") is a biotechnology company developing, marketing and selling innovative products to guide and improve treatment of viral diseases. ViroLogic was incorporated in the state of Delaware on November 14, 1995 and commenced commercial operations in 1999. We developed a practical way of directly measuring the impact of genetic mutations on drug resistance and using this information to guide therapy. We have proprietary technology, called PhenoSense, for testing drug resistance in viruses that cause serious viral diseases such as AIDS, hepatitis B and hepatitis C. Our first product, PhenoSense HIV, is a test that directly and quantitatively measures resistance of a patient's HIV to anti-viral drugs. The results help physicians select appropriate drugs for their HIV patients. We are also developing PhenoSense products for other serious viral diseases and are collecting PhenoSense test results and related clinical data in an interactive database that we plan to make available to physicians for use in therapy guidance.


MANAGEMENT'S PLANS

        As of December 31, 2000, the Company had cash, investments and short-term restricted cash on hand of $24.8 million and working capital of $21.1 million. Since inception, the Company has an accumulated deficit of approximately $52.8 million. Management expects to continue to incur additional losses in the foreseeable future as the Company continues the development and commercialization of future technologies. Management recognizes the need to raise additional funds from outside sources and has engaged investment bankers to assist in that effort. In February 2001, the Company's Board of Directors engaged UBS Warburg LLC and CIBC World Markets to assist the Company in pursuing various strategic alternatives, including research and development collaborations, international alliances, marketing partnerships, and financing opportunities.

        Management believes that cash and investment balances as of December 31, 2000 will be sufficient to fund planned expenditures through at least December 31, 2001. Management believes that the Company will be able to obtain additional funds through either public, private equity or other arrangements with corporate partners or other sources. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, the Company may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. In addition, the Company may choose to raise additional capital due to market conditions or strategic considerations even if it has sufficient funds for current or future operating plans.


REVERSE STOCK SPLIT

        On February 21, 2000, the Company's board of directors approved a one for two reverse split of common stock which became effective on April 17, 2000. The accompanying financial statements have been adjusted retroactively to reflect the reverse split. The conversion ratios of the respective series of convertible preferred stock were automatically adjusted to reflect the reverse split.


USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


CASH EQUIVALENTS

        ViroLogic considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Management determines the appropriate classification of its cash equivalents and investment securities at the time of purchase and reevaluates such determination as of each balance sheet date.

SHORT-TERM INVESTMENTS

        Management has classified ViroLogic's marketable securities as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at market value with unrealized gains and losses included in accumulated other comprehensive income in stockholders' equity. Realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method.

        ViroLogic invests its excess cash in U.S. government and agency securities, debt instruments of financial institutions and corporations, and money market funds with strong credit ratings. The Company has established guidelines regarding diversification of its investments and their maturities which should maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.


INVENTORY

        Inventory is stated at the lower of standard cost, which approximates actual cost or market. At December 31, 2000 and 1999, inventories consisted mainly of raw materials used in the performance of tests.


PROPERTY AND EQUIPMENT

        Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally five years. Capitalized software includes software and external consulting costs incurred to implement new information systems. Computer hardware and capitalized software are depreciated over three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or the lease term.


IMPAIRMENT OF LONG-LIVED ASSETS

        In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the asset's carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2000, there have been no such losses.


REVENUE RECOGNITION

        Revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payor programs, including Medicare. Billings for services under third-party payor programs are included in revenues net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated payment amounts. Deferred revenue relates to cash received in advance of delivery of test results.


RESEARCH AND DEVELOPMENT

        The Company expenses research and development costs as incurred. Research and development expenses consist primarily of salaries and related personnel costs, material, supply costs for prototypes and expenses related to clinical trials to validate the Company's testing processes and procedures and related overhead expenses.


ROYALTY EXPENSE

        The Company pays royalties under a licensing agreement. These royalties are directly related to revenue and are therefore classified in cost of revenue. See "Equipment Financing and Commitments" note below for further discussion.

ADVERTISING EXPENSES

        The Company expenses the costs of advertising, which also include promotional expenses, as incurred. Advertising expenses were $2.4 million for the year ended December 31, 2000. Advertising expenses were minimal for the years ended December 31, 1999 and 1998.


STOCK-BASED COMPENSATION

        The Company accounts for employee stock option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), which does not require the recognition of compensation expense for options granted to employees with exercise prices equal to the fair value of the common stock at the date of grant. Note 6 includes the fair value disclosures required by Statement of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires the disclosure of pro forma information regarding net loss and net loss per share as if the Company had accounted for its stock options under the fair value method.

        The Company accounts for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," which requires the options subject to vesting to be periodically re-valued and expensed over their vesting periods.


COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income includes certain changes in equity that are excluded from net income (loss). Specifically, unrealized gains and losses on our available-for-sale securities, which are reported separately in stockholders' equity, are included in accumulated other comprehensive income. Comprehensive income (loss) is included in the Statements of Stockholders' Equity.


SEGMENT REPORTING

        Effective in January 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company has determined that it operates in only one segment. Accordingly, the adoption of SFAS 131 had no impact on the Company's financial statements.


NET LOSS PER SHARE

        Basic earnings (loss) per share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less the weighted-average shares outstanding which are subject to the Company's right of repurchase. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of convertible preferred stock and stock options and warrants, calculated using the treasury stock method. Potentially dilutive securities have been excluded from the diluted earnings per share computations as they have an antidilutive effect due to the Company's net loss.

        The computation of pro forma net loss per share includes shares issuable upon the conversion of outstanding shares of convertible preferred stock, using the as-if converted method, from the original date of issuance.

        A reconciliation of shares used in the calculations is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                             2000          1999         1998
                                                           --------      --------      -------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Actual:
Net loss allocable to common stockholders ...............  $(38,896)     $(20,240)     $(8,054)
                                                           ========      ========      =======
Weighted-average shares of common stock outstanding .....    14,891         4,856        4,826
Less: weighted-average shares subject to repurchase .....       (39)          (84)        (126)
                                                           --------      --------      -------
Weighted-average shares used in basic and diluted net
loss per common share ...................................    14,852         4,772        4,700
                                                           ========      ========      =======
Basic and diluted net loss per common share .............  $  (2.62)     $  (4.24)     $ (1.71)
                                                           ========      ========      =======
Pro forma (unaudited):
Net loss allocable to common stockholders ...............  $(38,896)     $(20,240)
                                                           ========      ========
Shares used above .......................................    14,852         4,772
Adjusted to reflect weighted-average effect of assumed
conversion of preferred stock ...........................     2,783         3,243
                                                           --------      --------
Weighted-average shares used in pro forma basic and
diluted net loss per common share .......................    17,635         8,015
                                                           --------      --------
Pro forma basic and diluted net loss per common share ...  $  (2.21)     $ (2.53)
                                                           ========      ========

        The following outstanding options and warrants, prior to the application of the treasury stock method, and convertible preferred stock, on an as-converted basis, were excluded from the computation of diluted net loss per share as they had an antidilutive effect:


                                                                  YEAR ENDED DECEMBER 31,
                                                                 --------------------------
                                                                  2000      1999       1998
                                                                 -----     -----     ------
                                                                       (IN THOUSANDS)
Convertible preferred stock (as-if converted basis) ...........     --     5,357     2,450
Stock options .................................................  1,665     1,241       357
Warrants to purchase common stock .............................    756       518       518
Warrants to purchase preferred stock (as-if converted basis) ..     --       227       227


SIGNIFICANT CONCENTRATIONS

        Financial instruments that potentially subject ViroLogic to concentrations of credit risk primarily consist of cash equivalents and marketable securities. See "Short-Term Investments" note below for further discussion.

        In 2000, two customers represented 19% and 18% of total revenues, in 1999, two customers represented 41% and 33% of total revenues, and in 1998, one company represented 100% of total revenues. The accounts receivable balances related to these customers as of December 31, 2000 and 1999 were $878,000 and $356,000, respectively.

        The net change in the allowance for doubtful accounts balance was $0.1 million, $0.1 million and none in 2000, 1999 and 1998, respectively.

        ViroLogic relies on a few companies as the sole source of various materials in its testing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.


RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in the other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for the Company's year ending December 31, 2001. The Company does not currently hold any derivatives and does not expect this pronouncement to materially impact the Company's financial position or results of operations.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the accounting for revenue recognition. As required, the Company adopted SAB 101 effective January 1, 2000. Implementation of this Bulletin did not materially impact the Company's financial position or results of operations.

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


RECLASSIFICATIONS

        Certain reclassifications of prior year amounts have been made to conform with the current year presentation.


2. SHORT-TERM INVESTMENTS

        The amortized cost, gross unrealized gains and losses, and estimated fair value for available-for-sale securities by major security type and class of security at December 31, 2000 are as follows (none at December 31, 1999):

                                                             GROSS
                                                           UNREALIZED
                                               AMORTIZED     HOLDING    ESTIMATED
                                                  COST        GAIN      FAIR VALUE
                                               ---------   ----------   ----------
                                                         (IN THOUSANDS)
Maturing within one year:
       Certificate of deposit ..............    $   308       $ --       $   308
Maturing between one and two years:
    U.S. government obligations ............      1,985         42         2,027
    Corporate bonds and notes ..............      8,700        136         8,836
                                                -------       ----       -------
Total available-for-sale ...................    $10,993       $178       $11,171
                                                =======       ====       =======

3. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

                                                              DECEMBER 31,
                                                         ---------------------
                                                           2000          1999
                                                         --------      -------
                                                            (IN THOUSANDS)
        Machinery, equipment and furniture ............  $  8,099      $ 5,745
        Leasehold improvements ........................     6,124          447
        Capitalized software ..........................     2,618          744
                                                         --------      -------
                                                           16,841        6,936
        Accumulated depreciation and amortization .....    (3,607)      (1,908)
                                                         --------      -------
        Property and equipment, net ...................  $ 13,234      $ 5,028
                                                         ========      =======

4. OTHER ACCRUED LIABILITIES

        Other accrued liabilities consists of the following:

                                                           DECEMBER 31,
                                                         ---------------
                                                          2000      1999
                                                         ------     ----
                                                          (IN THOUSANDS)
        Accrued leasehold improvement costs ...........  $1,125     $ --
        Accrued software costs ........................     389       --
        Accrued accounting and legal fees .............     329      139
        Accrued marketing and promotion costs .........     169       75
        Property taxes payable ........................     141       71
        Other .........................................     525      503
                                                         ------     ----
        Total other accrued liabilities ...............  $2,678     $788
                                                         ======     ====


5. EQUIPMENT FINANCING AND COMMITMENTS

        ViroLogic executed an operating lease agreement in December 1997 for its laboratory and office space. The operating lease provides for two successive extensions of three and four years, respectively. The lease term expires in November 2004. In January 1998, ViroLogic executed a tenant improvement agreement for the construction of laboratory and office improvements of up to $1.0 million. An additional obligation of approximately $18,300 per month for 83 months commencing February 1998 has been added to the operating lease commitment.

        In May and November 1999, ViroLogic entered into two operating lease agreements for two additional facilities. Each lease has a term of 10 years from the lease commencement date of March 2000 and July 2001, respectively. Each of the leases provides for two additional successive five year extensions at the then-prevailing rate. In connection with the lease commencing July 2001, ViroLogic has committed to pay for tenant improvements to the facility of at least $2 million.

        As of December 31, 2000, in connection with the facility leases executed in May and November 1999, ViroLogic has two deposits totaling approximately $2.0 million which secure standby letters of credit. $1.1 million of these deposits is expected to be released in 2001. As of December 31, 1999, in connection with the facility lease executed in May 1999, ViroLogic had a $0.9 million deposit which secured a standby letter of credit. These deposits have been recorded as "restricted cash" in the balance sheet.

        In March 2000, ViroLogic established an equipment financing facility with a total commitment of $1.3 million. ViroLogic used this entire facility to fund machinery and equipment purchases. In August 2000, ViroLogic established an equipment financing facility for $3.5 million. As of December 31, 2000, $1.3 million of the total commitment was utilized to purchase machinery, equipment and furniture. Under the terms of the agreement, ViroLogic sold the purchased assets and leased them back from the lender over a period of three years.
There was no material gain or loss on this transaction and the resulting leases have been accounted for as capital leases. The unused $2.2 million of the lease line is available through at least March 2001.

        As of December 31, 2000 and 1999, ViroLogic had $5.8 million and $3.5 million, respectively, of property and equipment financed through long term equipment financing obligations. The obligations under the equipment financings are secured by the equipment financed, bear interest at weighted-average fixed rates of approximately 10.8% and 10.4%, for 2000 and 1999, respectively, and are due in monthly installments through 2005. Some of these equipment financing agreements require a balloon payment at the end of their respective terms. The carrying amount of the equipment approximates the corresponding loan balance.

        As of December 31, 2000, future minimum lease payments under operating and capital leases and principal payments on loans are as follows:

                                                         OPERATING     LOANS       CAPITAL
                                                          LEASES      PAYABLE      LEASES
                                                         ---------    -------      -------
                                                                  (IN THOUSANDS)
Year ending December 31:
    2001 ...............................................  $ 2,253     $ 1,598      $   576
    2002 ...............................................    2,967         931          576
    2003 ...............................................    3,046         120          520
    2004 ...............................................    3,068          --            5
    2005 ...............................................    2,360          --            3
    Thereafter .........................................   13,031          --           --
                                                          -------     -------      -------
        Total minimum lease and principal payments .....  $26,725       2,649        1,680
                                                          =======
Amount representing interest ...........................                 (240)        (337)
                                                                      -------      -------
Present value of future payments .......................                2,409        1,343
Current portion of loans and leases ....................               (1,390)        (398)
                                                                      -------      -------
Noncurrent portion .....................................              $ 1,019      $   945
                                                                      =======      =======

        Rental expense was approximately $1.8 million, $0.9 million and $0.9 million in 2000, 1999, and 1998, respectively.


LICENSE AGREEMENT

        ViroLogic licenses technology for performing a step in the PhenoSense test. The license is non-exclusive and lasts for the life of the patent term of the licensor's last related patent. In general, newly-issued patents have a term of twenty years. In exchange for the license, ViroLogic has agreed to pay a royalty based on the net service revenues received from product sales. Royalty expense recorded under this agreement was $0.2 million in 2000. Royalty expense in 1999 and 1998 was minimal.


6. STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING AND CONVERSION OF PREFERRED STOCK

        On May 1, 2000, ViroLogic completed its initial public offering in which it sold 5,000,000 shares of Common Stock at $7.00 per share. Upon the closing of the offering, all of ViroLogic's outstanding preferred stock automatically converted into an aggregate of 9,587,769 shares of common stock. After the offering, ViroLogic's authorized capital consisted of 60,000,000 shares of common stock, of which 19,870,491 shares were outstanding as of December 31, 2000, and 5,000,000 shares of preferred stock, none of which was issued or outstanding as of December 31, 2000.


DEEMED DIVIDENDS

        In January and February 2000, ViroLogic consummated the sale of 8,461,645 shares of Series C convertible preferred stock, which converted into 4,230,823 shares of common stock effective with ViroLogic's initial public offering in May 2000. ViroLogic received proceeds of approximately $15.6 million or $1.85 per share, or $3.70 per converted common share. In November and December 1999, ViroLogic consummated the sale of 1,675,621 shares of Series C convertible preferred stock, which converted into 837,810 shares of common stock effective with ViroLogic's initial public offering. ViroLogic received proceeds of approximately $3.1 million or $1.85 per share, or $3.70 per converted common share. At the dates of issuance, ViroLogic believed the per share price of $1.85, or $3.70 per converted common share, represented the fair value of the common stock. Subsequent to the commencement of ViroLogic's initial public offering process, ViroLogic re-evaluated the fair value of its common stock and for financial reporting purposes, deemed it to be $11.90 per share as of January and February 2000 and $10.50 per share as of November and December 1999. Accordingly, the increase in fair value has resulted in a beneficial conversion feature of $15.7 million and $3.1 million in 2000 and 1999, respectively, that have been recorded as deemed dividends to preferred stockholders in 2000 and 1999. ViroLogic recorded the deemed dividends at the dates of issuance by offsetting charges and credits to additional paid-in-capital, without any effect on total stockholders' equity. The preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share. The amount of the deemed dividends are limited to the amount of the proceeds of the related financing pursuant to the guidelines set forth in the Emerging Issues Task Force Consensus No. 98-5.


PREFERRED STOCK

        As of December 31, 2000, there were 5,000,000 shares of preferred stock authorized, of which none were issued or outstanding. By filing a certificate pursuant to the Delaware General Corporation Law the Board of Directors is authorized to fix or alter the designation, powers, preferences and rights of the shares of each series of preferred stock and the qualifications, limitations or restrictions of any wholly unissued series of preferred stock.


WARRANTS

        In connection with the May 1996 sale of Series A preferred stock, ViroLogic issued to four investors warrants to purchase an aggregate of 792,188 shares of Series A preferred stock at a price of $1.84 per share. The warrants expire on May 30, 2001. Pursuant to the conversion of all Series A preferred stock in November 1997, these warrants are now exercisable for 396,093 shares of common stock at an exercise price of $3.68 per share. The value of the warrant was deemed to be insignificant, therefore, no value was recorded.

        In connection with the loan agreement signed in October 1996, ViroLogic issued the lender a warrant to purchase an aggregate of 11,050 shares of ViroLogic's common stock for $3.68 per share. The warrant expires on October 16, 2002. The value of the warrant was deemed to be insignificant and, therefore, no value was recorded. These warrants were exercised in the second quarter of 2000.

        Pursuant to the operating lease signed in 1997, ViroLogic issued the landlord a warrant to purchase an aggregate of 100,000 shares of Series A preferred stock, which converted into 50,000 shares of common stock at $8.00 per share. The warrant expires in August 2002. The value of the warrant was deemed to be insignificant, therefore, no value was recorded. In 2000, there were 3,000 warrants exercised.

        In connection with the loan agreement signed in January 1998, ViroLogic issued the lender a warrant to purchase an aggregate of 34,833 shares of common stock at a price of $8.00 per share. The warrant expires on January 2008. The value of the warrant was deemed to be insignificant and, therefore, no value was recorded.

        In connection with tenant improvement financing entered into in August 1998, ViroLogic issued the landlord a warrant to purchase up to an aggregate of 10,000 shares of common stock at a price of $8.00 per share. The warrant term is five years. The value of the warrant was deemed to be insignificant and, therefore, no value was recorded.

        In connection with the Series B preferred stock issuance in August 1998, ViroLogic issued to Series B investors warrants to purchase up to 15,890 shares of common stock at a price of $0.02 per share. The warrant term is 10 years and was valued at $85,000. ViroLogic issued warrants to purchase 365,000 shares of Series B preferred stock, or as converted, 227,232 shares of common stock, at a price of $3.68 per share, or $5.91 per converted common share. The warrant term is 10 years and was valued at $383,000. The fair values of these warrants were determined using the Black-Scholes option valuation model. Approximately 2,000 of the warrants issued to the Series B investors were exercised in 2000.

        In connection with loan agreements signed in first quarter 2000, ViroLogic issued the lender warrants to purchase an aggregate of 26,792 shares of ViroLogic's common stock for $4.24 per share. The warrant terms are 10 years and were valued at $318,000. The fair values of these warrants were determined using the Black-Scholes option valuation model.

STOCK OPTION AND STOCK AWARD TO CHIEF EXECUTIVE OFFICER

        Pursuant to the employment agreement with the chief executive officer, ViroLogic granted in 1999:

        -- A stock award of 150,000 shares of fully-vested common stock. ViroLogic recorded compensation expense of $555,000 for this award in 1999, representing the fair value of the common stock on the grant date.

        -- An incentive stock option under the Plan covering 150,000 shares of common stock at an exercise price of $3.14. This option vested as to 30,000 shares on December 31, 1999 and an additional 2,500 shares at the end of each month thereafter. Deferred compensation of $1.1 million was recorded on the date of grant. The amount is being recognized over the vesting period using the graded vesting method.

        -- A non-statutory stock option, granted outside of the Plan, covering 250,000 shares of common stock at an exercise price of $3.14 per share. This option vests 25% after the first year of employment and the remaining 75% in equal monthly installments over the next three years, and may be exercised prior to vesting. ViroLogic recorded deferred compensation of $1.8 million on the date of grant. The amount is being recognized over the vesting period using the graded vesting method.

        -- A non-statutory stock option, granted outside of the Plan, covering 250,000 shares of common stock at an exercise price of $3.14 per share. ViroLogic recorded deferred compensation of $1.8 million on the date of grant and such amount is being amortized over the vesting period using the graded vesting method, unless the milestones below are achieved. This option vests 100% after five years of employment, unless either one of the following occurs before that date:

            -- A merger or acquisition or initial public offering where the per share valuation of common stock is imputed to be more than $18.50, in which case 125,000 shares shall immediately vest, or

            -- When revenue for any fiscal year exceeds $20.0 million, in which case 125,000 shares shall immediately vest

        The chief executive officer may exercise any of these options prior to vesting by either cash or by delivery of a promissory note, and each of the options immediately becomes fully vested if, within one year of a change in our control or liquidation, the chief executive officer is terminated without cause or resigns for good reason.

STOCK OPTION PLANS

        On May 20, 1996, ViroLogic's board of directors and stockholders adopted the 1996 Stock Plan, which was amended and renamed the 2000 Equity Incentive Plan in February 2000 (the "Plan"). The Plan provides for the granting of options to purchase common stock and other stock awards to employees, officers, directors and consultants of ViroLogic. ViroLogic generally grants shares of common stock for issuance under the Plan at no less than the fair value of the stock on the grant date; however, management is permitted to grant non-statutory stock options at a price not lower than 85% of the fair value of common stock on the date of grant. Options granted under the Plan generally vest over four years at a rate of 25% one year from the grant date and ratably monthly thereafter. When the Plan was amended in February 2000, the board of directors increased the shares reserved for issuance by an additional 3,000,000 shares.

        A summary of activity under the Plan is as follows:

                                         OUTSTANDING STOCK OPTIONS/STOCK RIGHTS
                                      --------------------------------------------
                                        SHARES        NUMBER OF    WEIGHTED-AVERAGE
                                      AVAILABLE        SHARES      PRICE PER SHARE
                                      ---------       ---------    ---------------
Balances at December 31, 1997 .....     261,701         215,300      $   1.62
    Options/rights granted ........    (170,880)        170,880          3.98
    Options/rights exercised ......          --         (15,000)         0.38
    Options/rights forfeited ......      14,250         (14,250)         0.98
    Options/rights repurchased ....      41,040              --          0.32
                                      ---------       ---------
Balances at December 31, 1998 .....     146,111         356,930          2.83
    Additional shares authorized ..     375,000              --            --
    Options/rights granted ........    (519,675)        519,675          3.98
    Options/rights exercised ......          --         (31,254)         2.04
    Options/rights forfeited ......     104,484        (104,484)         2.68
    Options/rights repurchased ....       6,250              --          3.20
                                      ---------       ---------
Balances at December 31, 1999 .....     112,170         740,867          3.69
    Additional shares authorized ..   3,000,000              --            --
    Options/rights granted ........    (636,141)        636,141          8.17
    Options/rights exercised ......          --         (88,475)         3.10
    Options/rights forfeited ......     123,894        (123,894)         6.81
                                      ---------       ---------
Balances at December 31, 2000 .....   2,599,923       1,164,639          5.85
                                      =========       =========

        In connection with options granted in 2000 and 1999, ViroLogic recorded deferred stock-based compensation of $1.6 million and $5.0 million, respectively, representing the difference between the exercise price and the deemed fair value of the Company's common stock at the date of grant. The amount is being amortized over the vesting period using the graded vesting method for the individual options. Amortization of deferred stock-based compensation of $3.6 million and $0.5 million was recognized during 2000 and 1999, respectively. In addition, ViroLogic recorded stock-based compensation of $0.3 million and $48,000 in 2000 and 1999 for services rendered by non-employees.

        The following table summarizes information about the stock options outstanding under the Plan at December 31, 2000:

                                       OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                               -----------------------------------    ------------------------
                                             WEIGHTED
                                              AVERAGE     WEIGHTED                    WEIGHTED
                                             REMAINING     AVERAGE                    AVERAGE
                                 NUMBER     CONTRACTUAL   EXERCISE      NUMBER        EXERCISE
RANGE OF EXERCISE PRICE        OUTSTANDING     LIFE         PRICE     EXERCISABLE      PRICE
-----------------------        -----------  -----------   --------    -----------     --------
$0.64-0.80................        30,915       6.34         $0.67        26,847         $0.67
3.14......................       324,550       8.83          3.14       106,839          3.14
3.20......................        86,067       7.22          3.20        46,686          3.20
3.70......................       219,327       9.11          3.70        29,907          3.70
5.40-7.00.................       232,180       8.50          5.88        71,636          5.40
7.75-11.31................       176,400       9.70          9.72         9,998          9.53
12.56-18.75...............        86,100       9.69         16.52         4,499         17.55
19.25-22.13...............         9,100       9.67         20.03            --            --
                               ---------                                -------
                               1,164,639                                296,412
                               =========                                =======


COMMON STOCK SUBJECT TO REPURCHASE

        Certain stock options granted pursuant to the Plan may be exercised prior to vesting, subject to ViroLogic's right to repurchase at the original exercise price if the holder terminates employment. The right to repurchase lapses over the original option vesting period, which is generally four years. From inception through December 31, 2000, employees purchased 344,250 shares of common stock, of which 14,635 shares are unvested and remain subject to repurchase. ViroLogic has repurchased 41,040 shares in accordance with these rights.


EMPLOYEE STOCK PURCHASE PLAN

        In February 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan (the "Stock Plan"). ViroLogic has reserved a total of 500,000 shares of common stock for issuance under the Stock Plan. The Stock Plan permits eligible employees to acquire shares of ViroLogic's common stock through payroll deductions of up to 15% of their eligible earnings. All full-time employees of ViroLogic, except 5% stockholders, are eligible to participate in the Stock Plan. The initial offering period began May 1, 2000, the effective date of the initial public offering. The purchase price of the shares is the lesser of 85% of the fair value of the shares at the offering date or purchase date, as defined by the Stock Plan. Of the 500,000 shares of common stock reserved for issuance under the Stock Plan, 68,278 shares were issued as of December 31, 2000.


401(k) PLAN

        ViroLogic's 401(k) Plan covers substantially all employees. Employees may contribute up to 15% of their eligible compensation, subject to certain Internal Revenue Service restrictions. ViroLogic matches employee contributions in the form of ViroLogic common shares. In 2000, the 401(k) Plan was amended to increase the matching percentage to 25% of the employee contribution. In 1999 and 1998 the matching percentage was 5% of the employee contribution. The match is effective December 31 of each year and is fully vested when made. ViroLogic recorded 401(k) matching expense of $0.2 million in 2000 and minimal expense in 1999 and 1998. As of December 31, 2000, ViroLogic had issued approximately 25,000 shares under the 401(k) Plan.


PRO FORMA INFORMATION

        SFAS 123 requires pro forma information regarding net loss, which has been determined as if ViroLogic accounted for its employee stock options under the fair value method of SFAS 123. ViroLogic estimates the fair value of these options at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rate of 5.5%; a weighted-average expected life of the option from grant date of four years; volatility factor of the expected market price of ViroLogic's common stock of 65% from May through December 2000 and volatility factor of zero for the period prior to May 2000 as required by the minimum value method; and a dividend yield of zero. The weighted-average fair value of stock options granted in 2000, 1999 and 1998 was $7.82, $6.90 and $1.17, respectively.

        For pro forma purposes, the estimated fair value of ViroLogic's stock-based awards to its employees is amortized over the options vesting period. ViroLogic's pro forma information is as follows:

                                                 DECEMBER 31,
                                     -----------------------------------
                                       2000          1999         1998
                                     --------      --------      -------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
As reported:
    Net loss allocable to common
      stockholders ................  $(38,896)     $(20,240)     $(8,054)
                                     ========      ========      =======
    Net loss per share ............  $  (2.62)     $  (4.24)     $ (1.71)
                                     ========      ========      =======
Proforma:
    Net loss allocable to common
      stockholders ................  $(39,498)     $(20,491)     $(8,153)
                                     ========      ========      =======
    Net loss per share ............  $  (2.66)     $  (4.29)     $ (1.73)
                                     ========      ========      =======

        The above pro forma effect may not be representative of the pro forma effect to be expected in future years.


RESERVED SHARES

        As of December 31, 2000, ViroLogic had reserved shares of common stock for future issuance as follows:

                                                                        SHARES RESERVED
                                                                        ---------------
         Stock options..............................................       4,264,562
         Warrants...................................................         755,599
         Employee Stock Purchase Plan...............................         431,722
                                                                           ---------
                                                                           5,451,883
                                                                           =========


7. INCOME TAXES

        At December 31, 2000, ViroLogic had federal and state net operating loss carryforwards of approximately $48.2 million and $17.6 million, respectively. At December 31, 2000 ViroLogic also had research and other tax credit carryforwards of approximately $1.1 million. The federal net operating loss and credit carryforwards will expire at various dates between the years 2010 and 2020, if not utilized. The State of California net operating losses will expire at various dates between the years 2003 and 2010, if not utilized.

        Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. Significant components of ViroLogic's deferred tax assets for federal and state income taxes are as follows:

                                                            DECEMBER 31,
                                                      -------------------------
                                                        2000             1999
                                                      --------         --------
                                                            (IN THOUSANDS)
Deferred tax assets:
Net operating loss carryforwards                      $ 17,400         $ 10,100
Research and other credits                               1,100            1,000
Capitalized research and development                       600              400
Other                                                      500              200
                                                      --------         --------
Total deferred tax assets                               19,600           11,700
Valuation allowance                                    (19,600)         (11,700)
                                                      --------         --------
Net deferred taxes                                    $     --         $     --
                                                      ========         ========

        Due to ViroLogic's lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $7.9 million, $6.3 million and $3.4 million in 2000, 1999 and 1998, respectively.

8. LEGAL MATTER

        On August 12, 1998, a former officer and stockholder filed a complaint against ViroLogic. In November 1999, ViroLogic settled the claim. The settlement included a cash payment of $225,000 and the right to retain 100,000 shares of ViroLogic's common stock that ViroLogic previously had a right to repurchase. The right to retain the shares triggered a new measurement date for accounting purposes. In 1999, ViroLogic recorded $1.9 million of legal fees and settlement related costs, including the non-cash charge related to the retained common stock.

9. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                              MARCH 31      JUNE 30   SEPTEMBER 30  DECEMBER 31     TOTAL
                                              --------      -------   ------------  -----------    --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
Total revenues............................... $    877      $ 1,947      $ 1,885      $ 2,757      $  7,466
Cost of revenue..............................      684        1,448        1,237        2,088         5,457
Net loss allocable to common stockholders....  (21,164)      (5,017)      (5,934)      (6,781)      (38,896)
Basic and diluted net loss per share.........    (4.19)       (0.34)       (0.30)       (0.34)        (2.62)
Pro forma net loss per share.................    (1.64)       (0.28)          --           --         (2.21)

1999
Total revenues............................... $     85      $   166      $   321      $   497      $  1,069
Cost of revenue..............................       80           65          160          322           627
Net loss allocable to common stockholders....   (2,412)      (3,638)      (5,044)      (9,146)      (20,240)
Basic and diluted net loss per share.........    (0.51)       (0.77)       (1.06)       (1.87)        (4.24)
Pro forma net loss per share.................    (0.33)       (0.51)       (0.62)       (0.95)        (2.53)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this item with respect to executive officers and directors is incorporated by reference to the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with ViroLogic Inc.'s 2001 annual meeting.

        Directors. The information with respect to directors required by this item is incorporated herein by reference from the information under the caption of "Election of Directors," contained in the proxy statement for its Annual Meeting of Stockholders, scheduled to be held on May 24, 2001, which shall be filed with the SEC within 120 days from the end of our fiscal year.

        Executive Officers. The information with respect to executive officers required by this item is set forth in Part I of this report.


ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" contained in the proxy statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the proxy statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the information under the caption contained in "Certain Transactions" contained in the proxy statement.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Index to Financial Statements

        Reference is made to the Index to Financial Statements under Item 8 in
Part II hereof, where these documents are listed.

(a)(2) Financial Statement Schedules: All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto included in
Item 8 ("Financial Statements and Supplementary Data").

(a)(3) Index to Exhibits - See (c) below.

(b) Reports on Form 8-K

    Not applicable.

(c) Exhibits

EXHIBIT     EXHIBIT
FOOTNOTE    NUMBER
--------    ------
(1)         3.1      Amended and Restated Certificate of Incorporation, as currently in effect.
(1)         3.2      Bylaws, as currently in effect.
            4.1      Reference is made to Exhibits 3.1 and 3.2.
(1)         4.2      Specimen Stock Certificate.
(1)         4.3      Amended and Restated Investors Rights Agreement by and among the Company and certain stockholders of the Company dated August 23, 1999.
(1)         4.4      Form of Indemnity Agreement between the Company and its directors and officers.
(1)         4.5      Warrant Agreement by and between ViroLogic and Lease Management Services, Inc.
                     dated as of October 16, 1996.
(1)         4.6      Warrant Agreement by and between ViroLogic and MMC/GATX Partnership No. 1 dated as of January 30, 1998.(2)
(1)         4.7      Form of Warrant to purchase Common Stock.
(1)         4.8      Form of Warrant to purchase Common Stock.
(1)         4.9      Form of Warrant to Series A Preferred Stock.
(1)         4.10     Form of Warrant to Series A Preferred Stock.
(1)         4.11     Form of Warrant to Series B Preferred Stock.
(1) +       4.12     2000 Equity Incentive Plan, as amended.
(1) +       4.13     Form of Stock Option Agreement under the 2000 Equity Incentive Plan for options granted prior to May 1, 2000.
(1) +       4.14     Form of Stock Option Agreement Pursuant to the 2000 Equity Incentive Plan for
                     options granted after May 1, 2000.
(1)         4.15     Form of Warrant to Purchase Series C Preferred Stock.
(2)*        10.1     Agreement with Roche Molecular Systems, Inc. dated July 29, 1997.
(1)         10.2     Office Lease by and between ViroLogic and Oyster Point Tech Center LLC dated as of May 25, 1999.
(1)         10.3     Office Lease by and between ViroLogic and Trammell Crow Northern California
                     Development, Inc. dated as of November 23, 1999.
(1)         10.4     Equipment Financing Agreement by and between ViroLogic and Lease Management
                     Services, Inc. dated as of October 16, 1996.
(1)         10.5     Loan and Security Agreement by and between ViroLogic and MMC/GATX Partnership
                     No. 1 dated as of January 30, 1998.
(1) +       10.6     Employment Agreement by and between ViroLogic and William D. Young dated
                     September 29, 1999.

EXHIBIT     EXHIBIT
FOOTNOTE    NUMBER
--------    ------
(1) +       10.7     Employment Agreement by and between ViroLogic and Martin H. Goldstein dated
                     February 7, 1996.
(1)         10.8     Equipment Financing Agreement dated March 28, 2000 with Pentech Financial
                     Services, Inc.
(2)         10.9     ViroLogic, Inc. 2000 Equity Incentive Plan, as amended.
   +        10.10    Form of Executive Severance Benefits Agreement.
            10.11    Master Lease Agreement dated September 14, 2000 by and between ViroLogic, Inc. and
                     General Electric Capital Corporation.
            23.1     Consent of Ernst & Young LLP, Independent Auditors.
            24.1     Power of Attorney is contained on the signature page.


 + Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

(*) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933 and Rule 406 Thereunder Respecting Confidential Treatment dated May 1, 2000.

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 ViroLogic, Inc.


                                                 By:  / S / William D. Young
                                                      -------------------------
                                                      William D. Young
                                                      Chief Executive Officer

Date:  March 26, 2001


                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William D. Young and Karen J. Wilson, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURES                                   TITLE                            DATE
                  ----------                                   -----                            ----


/ S / William D. Young                         Chairman, Chief Executive Officer and       March 26, 2001
--------------------------------------------                  Director
              William D. Young                     (Principal Executive Officer)


/ S / Karen J. Wilson                            Vice President and Chief Financial        March 26, 2001
--------------------------------------------                  Officer
              Karen J. Wilson                   (Principal Financial and Accounting
                                                              Officer)


/ S / Anders Hove, M.D.                                       Director                     March 26, 2001
--------------------------------------------
              Anders Hove, M.D.


/ S / William Jenkins                                         Director                     March 26, 2001
--------------------------------------------
               William Jenkins


/ S / Cristina H. Kepner                                      Director                     March 26, 2001
--------------------------------------------
              Cristina H. Kepner


/ S / David H. Persing, M.D., Ph.D.                           Director                     March 26, 2001
--------------------------------------------
              David H. Persing, M.D., Ph.D.

                                 EXHIBIT INDEX



EXHIBIT     EXHIBIT
FOOTNOTE    NUMBER
--------    ------
(1)         3.1      Amended and Restated Certificate of Incorporation, as currently in effect.
(1)         3.2      Bylaws, as currently in effect.
            4.1      Reference is made to Exhibits 3.1 and 3.2.
(1)         4.2      Specimen Stock Certificate.
(1)         4.3      Amended and Restated Investors Rights Agreement by and among the Company and certain stockholders of the Company dated August 23, 1999.
(1)         4.4      Form of Indemnity Agreement between the Company and its directors and officers.
(1)         4.5      Warrant Agreement by and between ViroLogic and Lease Management Services, Inc.
                     dated as of October 16, 1996.
(1)         4.6      Warrant Agreement by and between ViroLogic and MMC/GATX Partnership No. 1 dated as of January 30, 1998.(2)
(1)         4.7      Form of Warrant to purchase Common Stock.
(1)         4.8      Form of Warrant to purchase Common Stock.
(1)         4.9      Form of Warrant to Series A Preferred Stock.
(1)         4.10     Form of Warrant to Series A Preferred Stock.
(1)         4.11     Form of Warrant to Series B Preferred Stock.
(1) +       4.12     2000 Equity Incentive Plan, as amended.
(1) +       4.13     Form of Stock Option Agreement under the 2000 Equity Incentive Plan for options granted prior to May 1, 2000.
(1) +       4.14     Form of Stock Option Agreement Pursuant to the 2000 Equity Incentive Plan for
                     options granted after May 1, 2000.
(1)         4.15     Form of Warrant to Purchase Series C Preferred Stock.
(2)*        10.1     Agreement with Roche Molecular Systems, Inc. dated July 29, 1997.
(1)         10.2     Office Lease by and between ViroLogic and Oyster Point Tech Center LLC dated as of May 25, 1999.
(1)         10.3     Office Lease by and between ViroLogic and Trammell Crow Northern California
                     Development, Inc. dated as of November 23, 1999.
(1)         10.4     Equipment Financing Agreement by and between ViroLogic and Lease Management
                     Services, Inc. dated as of October 16, 1996.
(1)         10.5     Loan and Security Agreement by and between ViroLogic and MMC/GATX Partnership
                     No. 1 dated as of January 30, 1998.
(1) +       10.6     Employment Agreement by and between ViroLogic and William D. Young dated
                     September 29, 1999.

EXHIBIT     EXHIBIT
FOOTNOTE    NUMBER
--------    ------
(1) +       10.7     Employment Agreement by and between ViroLogic and Martin H. Goldstein dated
                     February 7, 1996.
(1)         10.8     Equipment Financing Agreement dated March 28, 2000 with Pentech Financial
                     Services, Inc.
(2)         10.9     ViroLogic, Inc. 2000 Equity Incentive Plan, as amended.
   +        10.10    Form of Executive Severance Benefits Agreement
            10.11    Master Lease Agreement dated September 14, 2000 by and
                     between ViroLogic, Inc. and General Electric Capital
                     Corporation.
            23.1     Consent of Ernst & Young LLP, Independent Auditors.
            24.1     Power of Attorney is contained on the signature page.


 + Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

(*) Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933 and Rule 406 Thereunder Respecting Confidential Treatment dated May 1, 2000.

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.