Form 10-Q
period 2001-03-31
VIROLOGIC INC
filed 2001-05-14
CIK 1094961

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 8, 2001 there were 20,026,072 shares of the registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                VIROLOGIC, INC.

                                     INDEX

                                                              PAGE
                                                              NO.
                                                              ----
                  PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
         Condensed Balance Sheets as of March 31, 2001 and
December 31, 2000...........................................    1
         Condensed Statements of Operations for the three
months ended March 31, 2001 and 2000........................    2
         Condensed Statements of Cash Flows for the three
months ended March 31, 2001 and 2000........................    3
         Notes to Condensed Financial Statements............    4
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................    7
Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................    9

                    PART II. OTHER INFORMATION
Item 1. Legal Proceedings...................................   16
Item 2. Changes in Securities and Use of Proceeds...........   16
Item 3. Defaults Upon Senior Securities.....................   16
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................   16
Item 5. Other Information...................................   16
Item 6. Exhibits and Reports on Form 8-K....................   16
SIGNATURES..................................................   17

                                VIROLOGIC, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)     (NOTE 1)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  5,695       $ 12,623
  Short-term investments....................................     11,470         11,171
  Accounts receivable, net of allowance for doubtful
     accounts of $257 in 2001 and $175 in 2000..............      2,668          2,404
  Inventory.................................................        691            449
  Restricted cash...........................................        800          1,050
  Other current assets......................................        891          1,152
                                                               --------       --------
          Total current assets..............................     22,215         28,849
Property and equipment, net.................................     13,328         13,234
Restricted cash.............................................        950            979
Other assets................................................        745            585
                                                               --------       --------
          Total assets......................................   $ 37,238       $ 43,647
                                                               ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  3,010       $  1,865
  Accrued compensation......................................      1,726          1,305
  Accrued liabilities.......................................      1,084          2,678
  Deferred revenue..........................................        384            116
  Current portion of capital lease obligations..............        504            398
  Current portion of loans payable..........................      1,403          1,390
                                                               --------       --------
          Total current liabilities.........................      8,111          7,752
Long-term portion of capital lease obligations..............      1,057            945
Long-term portion of loans payable..........................        656          1,019
Long-term deferred rent.....................................        281            288
Commitments and contingencies
Stockholders' equity:
  Common stock..............................................         20             20
  Additional paid-in capital................................     88,676         88,772
  Deferred compensation.....................................     (1,976)        (2,495)
  Accumulated other comprehensive income....................        262            178
  Notes receivable from officers and employees..............        (31)           (31)
  Accumulated deficit.......................................    (59,818)       (52,801)
                                                               --------       --------
          Total stockholders' equity........................     27,133         33,643
                                                               --------       --------
          Total liabilities and stockholders' equity........   $ 37,238       $ 43,647
                                                               ========       ========

           See accompanying notes to Condensed Financial Statements.

                                VIROLOGIC, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2001        2000
                                                              -------    --------
Revenue.....................................................  $ 3,088    $    877
Operating costs and expenses:
  Cost of revenue...........................................    2,288         684
  Research and development..................................    2,688       2,275
  General and administrative................................    2,960       2,637
  Sales and marketing.......................................    2,441         803
                                                              -------    --------
          Total operating costs and expenses................   10,377       6,399
                                                              -------    --------
Operating loss..............................................   (7,289)     (5,522)
Interest income.............................................      355         115
Interest expense............................................      (83)        (57)
                                                              -------    --------
Net loss....................................................   (7,017)   $ (5,464)
Deemed dividend to preferred stockholders...................       --     (15,700)
                                                              -------    --------
Net loss allocable to common stockholders...................  $(7,017)   $(21,164)
                                                              =======    ========
Basic and diluted net loss per common share.................  $ (0.35)   $  (4.19)
                                                              =======    ========
Weighted-average shares used in computing basic and diluted
  net loss per common share.................................   19,860       5,043
                                                              =======    ========

           See accompanying notes to Condensed Financial Statements.

                                VIROLOGIC, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
OPERATING ACTIVITIES
Net loss....................................................  $(7,017)   $(5,464)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      694        349
  Non-cash stock-based compensation.........................      411      1,004
  Expense related to issuance of warrants...................       26         --
  Changes in assets and liabilities:
     Accounts receivable....................................     (264)        48
     Inventory..............................................     (242)      (123)
     Other current assets...................................      235        (68)
     Accounts payable.......................................    1,145        196
     Accrued compensation...................................      421        533
     Accrued liabilities....................................   (1,594)       957
     Deferred revenue.......................................      268         11
     Deferred rent..........................................       (7)         7
                                                              -------    -------
          Net cash used in operating activities.............   (5,924)    (2,550)

INVESTING ACTIVITIES
Intangible and other assets.................................     (160)      (307)
Purchases of short-term investments.........................   (1,340)        --
Maturities and sales of short-term investments..............    1,125         --
Restricted cash.............................................      279       (358)
Capital expenditures........................................     (496)      (541)
                                                              -------    -------
          Net cash used in investing activities.............     (592)    (1,206)

FINANCING ACTIVITIES
Proceeds from loans payable.................................       --        808
Principal payments on loans payable.........................     (350)      (213)
Principal payments on capital lease obligations.............      (74)        --
Net proceeds from issuance of common stock..................       12         92
Repayments of notes receivable..............................       --          4
Net proceeds from issuance of preferred stock...............       --     15,700
Prepaid offering costs......................................       --       (938)
                                                              -------    -------
          Net cash (used in) provided by financing
           activities.......................................     (412)    15,453
                                                              -------    -------
          Net increase (decrease) in cash and cash
           equivalents......................................   (6,928)    11,697
Cash and cash equivalents at beginning of period............   12,623      2,208
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 5,695    $13,905
                                                              =======    =======

           See accompanying notes to Condensed Financial Statements.

                                VIROLOGIC, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The condensed balance sheet as of December 31, 2000 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2000.

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

  Inventory

     Inventory is stated at the lower of standard cost, which approximates actual cost, or market. At March 31, 2001 and December 31, 2000, inventories consisted mainly of raw materials used in the performance of tests.

  Reclassification

     Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in the other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for the

                                VIROLOGIC, INC.

                                 MARCH 31, 2001

Company's year ending December 31, 2001. The Company does not currently hold any derivatives and therefore the adoption of SFAS 133 had no impact on the Company's financial statements.

 2. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income includes certain changes in equity that are excluded from net income (loss). Specifically, unrealized gains and losses on our available-for-sale securities, which are reported separately in stockholders' equity, are included in accumulated other comprehensive income. Comprehensive income (loss) and its components for the quarters ended March 31, 2001 and 2000 are as follows (in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
                                                                 (UNAUDITED)
Net loss....................................................  $(7,017)   $(5,464)
Changes in unrealized gain on securities available-for-sale,
  net of tax................................................       84         --
                                                              -------    -------
Comprehensive loss..........................................  $(6,933)   $(5,464)
                                                              =======    =======

 3. NET LOSS PER SHARE

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

     The computation of pro forma net loss per share includes shares issuable upon the conversion of outstanding shares of convertible preferred stock, using the as-if converted method, from the original date of issuance of the preferred stock.

                                VIROLOGIC, INC.

                                 MARCH 31, 2001

     A reconciliation of pro forma basic and diluted net loss per common share is as follows (in thousands, except per share data):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2001        2000
                                                              -------    --------
                                                                  (UNAUDITED)
ACTUAL:
Net loss....................................................  $(7,017)   $ (5,464)
Deemed dividend to preferred stockholders...................       --     (15,700)
                                                              -------    --------
Net loss allocable to common stockholders...................  $(7,017)   $(21,164)
                                                              =======    ========
Weighted-average shares of common stock outstanding.........   19,873       5,098
Less: weighted-average shares subject to repurchase.........      (13)        (55)
                                                              -------    --------
Weighted-average shares used in basic and diluted net loss
  per common share..........................................   19,860       5,043
                                                              =======    ========
Basic and diluted net loss per common share.................  $ (0.35)   $  (4.19)
                                                              =======    ========
PRO FORMA:
Net loss allocable to common stockholders...................             $(21,164)
                                                                         ========
Shares used above...........................................                5,043
Adjusted to reflect weighted-average effect of assumed
  conversion of preferred stock.............................                7,869
                                                                         --------
Weighted-average shares used in pro forma basic and diluted
  net loss per common share.................................               12,912
                                                                         ========
Pro forma basic and diluted net loss per common share.......             $  (1.64)
                                                                         ========

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding our PhenoSense testing products, the growth of our pharmaceutical business, research and development expenditures, adequacy of our capital resources, and other financial matters. These statements, which sometimes include words such as "expect," "goal," "may," "anticipate," "should," "continue," or "will," reflect our expectations and assumptions as of the date of this Quarterly Report based on currently available operating, financial and competitive information. Actual results could differ materially from those in the forward-looking statements as a result of a number of factors, including our ability to raise additional capital, the market acceptance of our PhenoSense testing products, the effectiveness of our competition's existing products and new products, the ability to effectively manage growth and the risks associated with our dependence on patents and proprietary rights. These factors and others are more fully described in "Risk Factors" and elsewhere in this Form 10-Q. We assume no obligation to update any forward-looking statements.

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

RESULTS OF OPERATIONS

  Three Months Ended March 31, 2001 and 2000

     Revenue. Revenue increased to $3.1 million in the first quarter of 2001 from $0.9 million in the corresponding quarter of 2000, an increase of $2.2 million. The increase was primarily attributable to greater sales of PhenoSense HIV. PhenoSense HIV was launched commercially in November 1999. We plan to continue to expand our PhenoSense patient testing business as well as our pharmaceutical business, which is comprised of resistance testing for clinical studies, drug screening, characterization and basic research.

     Cost of revenue. Cost of revenue increased to $2.3 million in the first quarter of 2001 from $0.7 million in the corresponding quarter of 2000, an increase of $1.6 million. The increase in cost of revenue was due to the higher volume of testing provided in the first quarter of 2001 and continued expansion of our clinical laboratory activities. Included in these costs are materials and supplies, labor and overhead related to the tests. We anticipate that total cost of revenue will increase while gross margins improve as greater sales are achieved.

     Research and development. Research and development expenses increased to $2.7 million in the first quarter of 2001 from $2.3 million in the corresponding quarter of 2000, an increase of $0.4 million. These expenses are primarily related to research and development efforts relating to enhancing our PhenoSense HIV test. We expect research and development spending to increase over the next several years as we expand our research, product development and automation efforts for other viral diseases.

     General and administrative. General and administrative expenses increased to $3.0 million in the first quarter of 2001 from $2.6 million in the corresponding quarter of 2000, an increase of $0.3 million. The increase was primarily due to greater spending on salaries and benefits resulting from increased headcount and implementation of a new enterprise resource planning system. The increase was partially offset by a reduction in noncash compensation expenses related to granting stock and options prior to our initial public offering.

     Sales and marketing. Sales and marketing expenses increased to $2.4 million in the first quarter of 2001 from $0.8 million in the corresponding quarter of 2000, an increase of $1.6 million. This increase was primarily due to the deployment of our sales force and increased spending on public relations and marketing materials related to the commercialization of PhenoSense HIV.

     Interest income. Interest income increased to $355,000 in the first quarter of 2001 from $115,000 in the corresponding quarter of 2000, an increase of $240,000. This increase was primarily due to higher average cash balances resulting from the Company's initial public offering in May 2000.

     Interest expense. Interest expense increased to $83,000 in the first quarter of 2001 from $57,000 in the corresponding quarter of 2000, an increase of $26,000. This increase was due to increased equipment financing.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception primarily through public and private sales of common and preferred stock and equipment financing arrangements. As of March 31, 2001, ViroLogic had an accumulated deficit of approximately $59.8 million. Management expects to continue to incur substantial operating losses for at least the next two years primarily as a result of expected increases in expenses for:

     - Expanding patient sample processing capabilities

     - Research and product development costs

     - Sales and marketing

     - Additional clinical laboratory and research space and other necessary facilities

     - General and administrative costs

     Net cash used in operating activities was $5.9 million and $2.6 million for the three months ended March 31, 2001 and 2000, respectively. Cash used in operating activities primarily relates to ongoing operating losses as discussed above.

     Net cash used in investing activities was $0.6 million and $1.2 million for the three months ended March 31, 2001 and 2000, respectively. The decrease relates primarily to lower restricted cash requirements relating to our leased facilities.

     Net cash used in financing activities was $0.4 million for the three months ended March 31, 2001, and net cash provided by financing activities was $15.5 million for the three months ended March 31, 2000. The higher figure for 2000 is due primarily to the sale of Series C preferred stock for approximately $15.7 million in January and February 2000.

     We believe that our available cash, investments and short-term restricted cash of $18.0 million as of March 31, 2001, available borrowing capacity under existing equipment financing arrangements and cash flows generated from subletting a portion of our facilities will be adequate to fund our operations through at least December 31, 2001. Additionally, we obtained an extension on one of our equipment financing arrangements through September 2001, of which $2.2 million is unused and available as of March 31, 2001. In February 2001, our board of directors engaged UBS Warburg LLC and CIBC World Markets to assist us in pursuing various strategic alternatives, including research and development collaborations, international alliances, marketing partnerships, and financing opportunities.

     To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of future technologies and our business operations in general. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. Due to the relatively short-term nature of our investments, we believe we have no material exposure to interest rate risk arising from our investments. Therefore we have not included quantitative tabular disclosure in this Form 10-Q.

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

WE EXPECT TO INCUR FUTURE OPERATING LOSSES AND MAY NOT ACHIEVE PROFITABILITY, WHICH MAY CAUSE OUR STOCK PRICE TO FALL.

     We have experienced significant and increasing operating losses each year since our inception and expect to incur substantial additional operating losses for at least the next two years. We experienced net losses allocable to common stockholders of approximately $38.9 million, $20.2 million, and $8.1 million in 2000, 1999 and 1998, respectively. As of March 31, 2001, we had an accumulated deficit of approximately $59.8 million. We expect to continue to incur substantial operating losses for at least the next two years primarily as a result of expected increases in expenses for:

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

     We anticipate that our existing capital resources will enable us to maintain currently planned operations through at least December 31, 2001. Nevertheless, due to the expected nature of our operations, we will need to secure additional financings in order to continue our business, and may need additional financings in the shorter term. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

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

SOME OF OUR VENDORS ARE OUR SOLE SOURCE OF SUPPLY FOR CERTAIN OF OUR TESTING MATERIALS, AND THERE ARE LIMITED SOURCES AND SUPPLIES OF SOME OF THESE MATERIALS, WHICH COULD RESULT IN OUR INABILITY TO SECURE SUFFICIENT MATERIALS TO CONDUCT OUR BUSINESS.

     We rely on a few vendors as our sole source of supply for various materials in our testing process. In some cases, there are no other available sources of materials that we require for our tests. In other instances, there are limited sources and limited supplies of necessary materials. Any extended interruption, delay or decreased availability of the supply of these materials could result in our failure to meet our customers' demands, and prevent us from running our business as contemplated. We might also face significant additional expenditures if we are forced to find alternate sources of supplies, or change materials we use. If significant customer relationships were harmed by our failing to report test results on a timely basis, or another negative impact on our ability to procure necessary materials, then our operations and revenues could be adversely affected. Similarly, if our expenses were to increase dramatically as a result of changes to our relationships with vendors or ability to procure materials, it would make it more difficult for us to attain profitability, offer our tests at competitive prices, and continue our business as currently conducted or at all.

WE ARE DEPENDENT ON A LICENSE FOR TECHNOLOGY WE USE IN OUR PHENOSENSE TESTING, AND OUR BUSINESS WOULD SUFFER IF THE LICENSE WAS TERMINATED OR NOT RENEWED.

     We license technology that we use in our PhenoSense testing from Roche Molecular Systems, Inc. We hold a non-exclusive license for the life of the patent term of the last licensed Roche patent. We believe that many of our competitors, including Virco and other resistance testing companies, also license this technology on non-exclusive terms. In order to maintain this license, however, we must pay royalties, make a semi-annual royalty report and participate in proficiency testing. If Roche were to terminate this license or this license was not renewed, we would have to change a portion of our testing methodology, which would halt our testing, at least temporarily, and cause us to incur substantial additional expenses.

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

WE MAY BE UNABLE TO BUILD BRAND LOYALTY BECAUSE OUR TRADEMARKS AND TRADE NAMES MAY NOT BE PROTECTED.

     Our registered or unregistered trademarks or trade names such as the name PhenoSense, may be challenged, canceled, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build brand loyalty. Brand recognition is critical to our short term and long term marketing strategies especially as we commercialize future enhancements to our products.

OUR BUSINESS OPERATIONS AND THE OPERATION OF OUR CLINICAL LABORATORY FACILITY ARE SUBJECT TO STRINGENT REGULATIONS AND IF WE ARE UNABLE TO COMPLY WITH THEM, WE MAY BE PROHIBITED FROM ACCEPTING PATIENT SAMPLES OR MAY INCUR ADDITIONAL EXPENSES TO ATTAIN AND MAINTAIN COMPLIANCE.

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

     In 2000, we installed several new information systems, including enterprise resource and laboratory information systems. If our new information and internal systems do not work effectively, we may experience delays or failures in our operations. These delays or failures could adversely impact the promptness and accuracy of our transaction processing, financial accounting and reporting and our ability to properly forecast earnings and cash requirements. Our current and planned systems, transaction processing, procedures and controls may not be adequate to support future operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial systems, transaction processing, procedures and controls.

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

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) None.

     (b) None.

     (c) None.

     (d) USE OF PROCEEDS

     The effective date of our registration statement on Form S-1 (No. 333-30896) relating to our initial public offering was May 1, 2000. The initial public offering resulted in gross proceeds of approximately $35.0 million, of which $2.5 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.3 million. From the time of the receipt through March 31, 2001, we used approximately $12 million of the net proceeds for operating activities. The remaining net proceeds of $19 million are invested in interest-bearing cash accounts or short-term investments with strong credit ratings. For further information about the Company's investment policy, refer to the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     On April 25, 2001 we announced the appointment of Kathy L. Hibbs as Vice President, General Counsel. In connection with Ms. Hibbs' employment, she entered into an Executive Severance Agreement on May 8, 2001.

     On May 8, 2001 we announced the appointment of Edmon R. Jennings to the Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                              CAPTION
-------                             -------
  3.1     Bylaws as currently in effect.
 10.1     Equipment Financing Agreement by and between ViroLogic and
          De Lage Landen Financial Services, Inc. dated as of January
          29, 2001.

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on May 14, 2001.

                                          By:     /s/ WILLIAM D. YOUNG
                                            ------------------------------------
                                                      William D. Young
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                                          By:      /s/ KAREN J. WILSON
                                            ------------------------------------
                                                      Karen J. Wilson
                                             Vice President and Chief Financial
                                                           Officer
                                            (Principal Financial and Accounting
                                                           Officer)

                                 EXHIBITS INDEX

EXHIBIT
NUMBER                              CAPTION
-------                             -------
  3.1     Bylaws as currently in effect.
 10.1     Equipment Financing Agreement by and between ViroLogic and
          De Lage Landen Financial Services, Inc. dated as of January
          29, 2001.