Form 10-Q
period 2001-06-30
VIROLOGIC INC
filed 2001-08-14
CIK 1094961

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

                               -------------------

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 10, 2001, there were 20,036,008 shares of the registrant's common stock outstanding.

================================================================================

                                 VIROLOGIC, INC.

                                      INDEX

                                                                                                           PAGE
                                                                                                            NO.
                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        Condensed Balance Sheets as of June 30, 2001 and December 31, 2000................................   3
        Condensed Statements of Operations for the three and six months ended June 30, 2001 and 2000......   4
        Condensed Statements of Cash Flows for the three and six months ended June 30, 2001 and 2000......   5
        Notes to Condensed Financial Statements...........................................................   6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............   9
Item 3. Quantitative and Qualitative Disclosures About Market Risk........................................  12

                                              PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................................................  21
Item 2. Changes in Securities and Use of Proceeds.........................................................  21
Item 3. Defaults Upon Senior Securities...................................................................  21
Item 4. Submission of Matters to a Vote of Security Holders...............................................  21
Item 5. Other Information.................................................................................  22
Item 6. Exhibits and Reports on Form 8-K..................................................................  22
SIGNATURES................................................................................................  23

                                 VIROLOGIC, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               JUNE 30,     DECEMBER 31,
                                                                                 2001           2000
                                                                              ----------     ---------
                                                                              (UNAUDITED)      (NOTE 1)
ASSETS
Current assets:
  Cash and cash equivalents...............................................    $    6,174     $  12,623
  Short-term investments..................................................         6,110        11,171
  Accounts receivable, net of allowance for doubtful accounts of $306 in
     2001 and $175 in 2000................................................         3,215         2,404
  Inventory...............................................................           835           449
  Restricted cash.........................................................           800         1,050
  Other current assets....................................................         1,238         1,152
                                                                              ----------     ---------
          Total current assets............................................        18,372        28,849
Property and equipment, net...............................................        15,208        13,234
Restricted cash...........................................................           950           979
Other assets..............................................................           920           585
                                                                              ----------     ---------
          Total assets....................................................    $   35,450     $  43,647
                                                                              ==========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................    $    2,025     $   1,865
  Accrued compensation....................................................         1,408         1,305
  Accrued liabilities.....................................................         2,875         2,678
  Deferred revenue........................................................           364           116
  Current portion of capital lease obligations............................           732           398
  Current portion of loans payable........................................         1,276         1,390
                                                                              ----------     ---------
          Total current liabilities.......................................         8,680         7,752
Long-term portion of capital lease obligations............................         1,351           945
Long-term portion of loans payable........................................           388         1,019
Other long-term liabilities...............................................           354           288
Funds received in advance of financing....................................         2,539            --
Commitments and contingencies
Stockholders' equity:
  Common stock............................................................            20            20
  Additional paid-in capital..............................................        89,291        88,772
  Deferred compensation...................................................        (1,531)       (2,495)
  Accumulated other comprehensive income..................................            88           178
  Notes receivable from officers and employees............................           (31)          (31)
  Accumulated deficit.....................................................       (65,699)      (52,801)
                                                                              ----------     ---------
          Total stockholders' equity......................................        22,138        33,643
                                                                              ----------     ---------
          Total liabilities and stockholders' equity......................    $   35,450     $  43,647
                                                                              ==========     =========


                See accompanying notes to Condensed Financial Statements.

                                 VIROLOGIC, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JUNE 30,                     JUNE 30,
                                                     -----------------------       -----------------------
                                                       2001           2000           2001           2000
                                                     --------       --------       --------       --------
  Revenue:
  Product revenue .............................      $  4,551       $  1,947       $  7,639       $  2,824
  NIH grant revenue ...........................           218           --              218           --
                                                     --------       --------       --------       --------
          Total revenue .......................         4,769          1,947          7,857          2,824
Operating costs and expenses:
  Cost of product revenue .....................         3,124          1,448          5,412          2,131
  Research and development ....................         2,956          2,385          5,644          4,661
  General and administrative ..................         2,612          2,489          5,572          5,126
  Sales and marketing .........................         2,231          1,085          4,672          1,888
                                                     --------       --------       --------       --------
          Total operating costs and expenses ..        10,923          7,407         21,300         13,806
                                                     --------       --------       --------       --------
Operating loss ................................        (6,154)        (5,460)       (13,443)       (10,982)
Interest income ...............................           402            515            757            630
Interest expense ..............................          (129)           (72)          (212)          (129)
                                                     --------       --------       --------       --------
Net loss ......................................        (5,881)        (5,017)       (12,898)       (10,481)
Deemed dividend to preferred stockholders .....          --             --             --          (15,700)
                                                     --------       --------       --------       --------
Net loss allocable to common stockholders .....      $ (5,881)      $ (5,017)      $(12,898)      $(26,181)
                                                     ========       ========       ========       ========
Basic and diluted net loss per common share ...      $  (0.29)      $  (0.34)      $  (0.65)      $  (2.65)
                                                     ========       ========       ========       ========
Weighted-average shares used in computing basic
  and diluted net loss per common share .......        19,974         14,715         19,917          9,876
                                                     ========       ========       ========       ========



            See accompanying notes to Condensed Financial Statements.

                                 VIROLOGIC, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                   -----------------------
                                                                     2001           2000
                                                                   --------       --------
OPERATING ACTIVITIES
Net loss ....................................................      $(12,898)      $(10,481)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization .............................         1,504            701
  Non-cash stock-based compensation .........................         1,116          2,145
  Allowance for doubtful accounts ...........................           131            174
  Changes in assets and liabilities:
     Accounts receivable ....................................          (942)        (1,822)
     Inventory ..............................................          (386)          (119)
     Other current assets ...................................           (86)          (681)
     Accounts payable .......................................           160         (1,004)
     Accrued compensation ...................................           103            328
     Accrued liabilities ....................................        (1,143)           134
     Deferred revenue .......................................           248            258
     Other long-term liabilities ............................            66              5
                                                                   --------       --------
          Net cash used in operating activities .............       (12,127)       (10,362)

INVESTING ACTIVITIES
Intangible and other assets .................................          (335)           218
Purchases of short-term investments .........................        (5,349)       (38,173)
Maturities and sales of short-term investments ..............        10,320          2,000
Restricted cash .............................................           279         (1,362)
Capital expenditures ........................................        (1,194)          (809)
                                                                   --------       --------
          Net cash provided by (used in) investing activities         3,721        (38,126)

FINANCING ACTIVITIES
Proceeds from loans payable .................................          --            1,216
Principal payments on loans payable .........................          (745)          (529)
Principal payments on capital lease obligations .............          (204)          --
Net proceeds from issuance of common stock ..................           367         31,459
Funds received in advance of financing ......................         2,539           --
Repayments of notes receivable ..............................          --                6
Net proceeds from issuance of preferred stock ...............          --           15,700
                                                                   --------       --------
          Net cash provided by financing activities .........         1,957         47,852
                                                                   --------       --------
          Net decrease in cash and cash equivalents .........        (6,449)          (636)
Cash and cash equivalents at beginning of period ............        12,623          2,208
                                                                   --------       --------
Cash and cash equivalents at end of period ..................      $  6,174       $  1,572
                                                                   ========       ========


            See accompanying notes to Condensed Financial Statements.

                                 VIROLOGIC, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The condensed balance sheet as of December 31, 2000 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2000.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

     Revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payor programs, including Medicare. Billings for services under third-party payor programs are included in revenues net of allowances for contractual discounts and allowances for differences between the amounts billed and estimated payment amounts. National Institutes of Health ("NIH") grant revenue is recorded on a reimbursement basis as grant costs are incurred. Costs associated with NIH grant revenue are included in research and development expenses. Deferred revenue relates to cash received in advance of delivery of test results.

Inventory

     Inventory is stated at the lower of standard cost, which approximates actual cost, or market. At June 30, 2001 and December 31, 2000, inventories consisted mainly of raw materials used in the performance of tests.

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

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141") on Business Combinations and Statement of Financial Accounting Standards No. 142 ("SFAS 142") on Goodwill and Other Intangible Assets. SFAS 141 will be effective for any business combinations initiated after June 30, 2001 and also include the criteria for the recognition of intangible assets separately from goodwill. SFAS 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. The adoption of SFAS 141 and 142 is not expected to have a significant impact on the Company's financial position.

2. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income includes certain changes in equity that are excluded from net income (loss). Specifically, unrealized gains and losses on the Company's available-for-sale securities, which are reported separately in stockholders' equity, are included in accumulated other comprehensive income. Comprehensive income (loss) and its components for the three and six months ended June 30, 2001 and 2000 are as follows (in thousands):

                                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                          JUNE 30,                     JUNE 30,
                                                                  -----------------------       -----------------------
                                                                    2001           2000           2001           2000
                                                                  --------       --------       --------       --------
                                                                        (UNAUDITED)                   (UNAUDITED)
Net loss ...................................................      $ (5,881)      $ (5,017)      $(12,898)      $(10,481)
Changes in unrealized gain on securities
 available-for-sale, net of tax ............................          (174)          --              (90)          --
                                                                  --------       --------       --------       --------
Comprehensive loss .........................................      $ (6,055)      $ (5,017)      $(12,988)      $(10,481)
                                                                  ========       ========       ========       ========

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

     A reconciliation of pro forma basic and diluted net loss per common share is as follows (in thousands, except per share data):

                                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             JUNE 30,                     JUNE 30,
                                                                     -----------------------       -----------------------
                                                                       2001           2000           2001           2000
                                                                     --------       --------       --------       --------
                                                                            (UNAUDITED)                  (UNAUDITED)
ACTUAL:
Net loss ......................................................      $ (5,881)      $ (5,017)      $(12,898)      $(10,481)
Deemed dividend to preferred stockholders .....................         --             --             --          (15,700)
                                                                     --------       --------       --------       --------
Net loss allocable to common stockholders .....................      $ (5,881)      $ (5,017)      $(12,898)      $(26,181)
                                                                     ========       ========       ========       ========

Weighted-average shares of common stock outstanding ...........        19,982         14,760         19,927          9,929
Less: weighted-average shares subject to repurchase ...........            (8)           (45)           (10)           (53)
                                                                      --------       --------       --------       --------
Weighted-average shares used in basic and diluted net loss
 per common share .............................................        19,974         14,715         19,917          9,876
                                                                     ========       ========       ========       ========
Basic and diluted net loss per common share ...................      $  (0.29)      $  (0.34)      $  (0.65)      $  (2.65)
                                                                     ========       ========       ========       ========
PRO FORMA:
Net loss allocable to common stockholders .....................                     $ (5,017)                     $(26,181)
                                                                                     ========                      ========
Shares used above .............................................                       14,715                         9,876
Adjusted to reflect weighted-average effect of assumed
 conversion of preferred stock ................................                        3,272                         5,573
                                                                                     --------                      --------
Weighted-average shares used in pro forma basic and diluted
 net loss per common share ....................................                       17,987                        15,449
                                                                                     ========                      ========
Pro forma basic and diluted net loss per common share .........                     $  (0.28)                     $  (1.70)
                                                                                     ========                      ========

4. SUBSEQUENT EVENT

     On June 29, 2001, the Company entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 1,625 shares of Series A redeemable convertible preferred stock ("Series A Preferred Stock") with warrants to purchase an aggregate of 3.19 million shares of common stock, for an aggregate purchase price of $16.25 million. The purchase agreement contemplates two closings, each for a portion of the shares and the warrants. The first closing occurred on July 2, 2001 for total gross proceeds of $6.65 million, of which $2.5 million was received on June 29, 2001. As of June 30, 2001, the $2.5 million was classified as Funds Received In Advance of Financing in the balance sheet. On July 2, 2001, upon the first closing, the advance was reclassified to Redeemable Convertible Preferred Stock. The second closing is subject to approval by the Company's stockholders and other terms and conditions as specified in the purchase agreement. The rights, preferences and privileges of the Series A Preferred Stock are set forth in the certificate of designations, preferences and rights filed with the Delaware Secretary of State. The warrants are subject to the terms and conditions of the stock purchase warrant issued by the Company and evidencing the warrants. Pursuant to two registration rights agreements, the Company has agreed to prepare and file with the Securities and Exchange Commission registration statements, following the first closing and second closing, respectively, covering the resale of the shares of the Company's common stock issuable upon conversion of the Series A Preferred Stock and issuable upon exercise of the warrants.

     The Series A Preferred Stock bears an initial 6.0% premium rate which increases to 8% after two years then increases 2% bi-annually to a maximum of 14%, payable in shares of common stock semi-annually and can be converted into common stock at the option of the holder at an initial conversion price of $2.55 per share. The Company may, at its option, redeem the Series A Preferred Stock at any time after nine months following the effectiveness of the registration statement, but only if the Company's stock price exceeds $5.10 for 20 consecutive trading days. The Company may, at its option, redeem the Series A Preferred Stock upon a sale of common stock in a firm commitment underwritten offering to the public if the public offering price exceeds $5.10, the aggregate gross proceeds exceed $40 million and the registration statements referenced above are effective. The investors may require the Company to redeem the Series A Preferred Stock upon certain triggering events, as defined in the purchase agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding our PhenoSense and GeneSeq testing products, the growth of our pharmaceutical business, research and development expenditures, adequacy of our capital resources, and other financial matters. These statements, which sometimes include words such as "expect," "goal," "may," "anticipate," "should," "continue," or "will," reflect our expectations and assumptions as of the date of this Quarterly Report based on currently available operating, financial and competitive information. Actual results could differ materially from those in the forward-looking statements as a result of a number of factors, including our ability to raise additional capital, the market acceptance of our PhenoSense and GeneSeq testing products, the effectiveness of our competition's existing products and new products, the ability to effectively manage growth and the risks associated with our dependence on patents and proprietary rights. These factors and others are more fully described in "Risk Factors" and elsewhere in this Form 10-Q. We assume no obligation to update any forward-looking statements.

OVERVIEW

     We are a biotechnology company developing, marketing and selling innovative products to guide and improve treatment of viral diseases. We incorporated in the state of Delaware on November 14, 1995 and commenced commercial operations in 1999. We developed a practical way of directly measuring the impact of genetic mutations on drug resistance and using this information to guide therapy. We have proprietary technology, called PhenoSense, for testing drug resistance in viruses that cause serious viral diseases such as AIDS, hepatitis B and hepatitis C. Our first product, PhenoSense HIV, is a test that directly and quantitatively measures resistance of a patient's HIV to anti-viral drugs. In addition, we developed GeneSeq HIV to examine and evaluate the genetic sequences of a patient's HIV. The test results help physicians select appropriate drugs for their HIV patients. We are also developing resistance test products, including additional PhenoSense and GeneSeq products, for other serious viral diseases, and are collecting resistance test results and related clinical data in an interactive database that we plan to use to assist our pharmaceutical customers in drug development and may also make available to physicians for use in therapy guidance. We believe our products have the potential to revolutionize the way physicians treat many serious viral diseases.

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On June 29, 2001, the Company entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 1,625 shares of Series A redeemable convertible preferred stock ("Series A Preferred Stock") with warrants to purchase an aggregate of 3.19 million shares of common stock, for an aggregate purchase price of $16.25 million. The purchase agreement contemplates two closings, each for a portion of the shares and the warrants. The first closing occurred on July 2, 2001 for total gross proceeds of $6.65 million, of which $2.5 million was received on June 29, 2001. As of June 30, 2001, the $2.5 million was classified as Funds Received In Advance of Financing in the balance sheet. On July 2, 2001, upon the first closing, the advance was reclassified to Redeemable Convertible Preferred Stock. The second closing is subject to approval by the Company's stockholders and other terms and conditions as specified in the purchase agreement. The rights, preferences and privileges of the Series A Preferred Stock are set forth in the certificate of designations, preferences and rights filed with the Delaware Secretary of State. The warrants are subject to the terms and conditions of the stock purchase warrant issued by the Company and evidencing the warrants. Pursuant to two registration rights agreements, the Company has agreed to prepare and file with the Securities and Exchange Commission registration statements, following the first closing and second closing, respectively, covering the resale of the shares of the Company's common stock issuable upon conversion of the Series A Preferred Stock and issuable upon exercise of the warrants.

     The Series A Preferred Stock bears an initial 6.0% premium rate which increases to 8% after two years then increases 2% bi-annually to a maximum of 14%, payable in shares of common stock semi-annually and can be converted into common stock at the option of the holder at an initial conversion price of $2.55 per share. The Company may, at its option, redeem the Series A Preferred Stock at any time after nine months following the effectiveness of the registration statement, but only if the Company's stock price exceeds $5.10 for 20 consecutive trading days. The Company may, at its option, redeem the Series A Preferred Stock upon a sale of common stock in a firm commitment underwritten offering to the public if the public offering price exceeds $5.10, the aggregate gross proceeds exceed $40 million and the registration statements referenced above are effective. The investors may require the Company to redeem the Series A Preferred Stock upon certain triggering events, as defined in the purchase agreement.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 and 2000

     Revenue. Revenue increased to $4.8 million in the second quarter of 2001 from $1.9 million in the corresponding quarter of 2000, an increase of $2.8 million. The increase was primarily attributable to greater sales of PhenoSense HIV and GeneSeq HIV. PhenoSense HIV was launched commercially in November 1999. In addition, the Company was awarded a National Institutes of Health ("NIH") research grant to complete an HIV entry inhibitor resistance assay. We plan to continue to expand our patient testing business as well as our pharmaceutical business, which is comprised of resistance testing for clinical studies, drug screening, characterization and basic research.

     Cost of product revenue. Cost of product revenue increased to $3.1 million in the second quarter of 2001 from $1.4 million in the corresponding quarter of 2000, an increase of $1.7 million. The increase in cost of product revenue was due to the higher volume of testing provided in the second quarter of 2001 and continued expansion of our clinical laboratory activities. Included in these costs are materials and supplies, labor and overhead related to the tests. We anticipate that the total cost of product revenue will increase and gross margins improve as we increase the volume of our testing.

     Research and development. Research and development expenses increased to $3.0 million in the second quarter of 2001 from $2.4 million in the corresponding quarter of 2000, an increase of $0.6 million. These expenses are primarily related to research and development efforts to enhance our resistance testing products and include costs associated with NIH grant revenue. We expect research and development spending to increase over the next several years as we expand our research, product development and automation efforts for other viral diseases.

     General and administrative. General and administrative expenses increased to $2.6 million in the second quarter of 2001 from $2.5 million in the corresponding quarter of 2000, an increase of $0.1 million. The increase was primarily due to greater spending on salaries and benefits resulting from increased headcount and implementation of a new enterprise resource planning system. The increase was partially offset by a reduction in non-cash compensation expenses related to granting stock and options prior to our initial public offering.

     Sales and marketing. Sales and marketing expenses increased to $2.2 million in the second quarter of 2001 from $1.1 million in the corresponding quarter of 2000, an increase of $1.1 million. This increase was primarily due to the deployment of our sales force and increased spending on public relations and marketing materials related to the commercialization of our products.

     Interest income. Interest income decreased to $402,000 in the second quarter of 2001 from $515,000 in the corresponding quarter of 2000, a decrease of $113,000. This decrease was primarily due to lower average cash balances resulting from costs incurred to support growth in company operations.

     Interest expense. Interest expense increased to $129,000 in the second quarter of 2001 from $72,000 in the corresponding quarter of 2000, an increase of $57,000. This increase was primarily due to increased equipment financing.

Six Months Ended June 30, 2001 and 2000

     Revenue. Revenue increased to $7.9 million in the first six months of 2001 from $2.8 million in the corresponding period of 2000, an increase of $5.0 million. The increase was primarily attributable to greater sales of PhenoSense HIV and GeneSeq HIV. In addition, the Company was awarded an NIH research grant to complete an HIV entry inhibitor resistance assay. We plan to continue to expand our patient testing business as well as our pharmaceutical business, which is comprised of resistance testing for clinical studies, drug screening, characterization and basic research.

     Cost of product revenue. Cost of product revenue increased to $5.4 million in the first six months of 2001 from $2.1 million in the corresponding period of 2000, an increase of $3.3 million. The increase in cost of product revenue was due to the higher volume of testing provided in the six months of 2001 and continued expansion of our clinical laboratory activities. Included in these costs are materials and supplies, labor and overhead related to the tests. We anticipate that the total cost of product revenue will increase and gross margins improve as we increase the volume of our testing.

     Research and development. Research and development expenses increased to $5.6 million in the first six months of 2001 from $4.7 million in the corresponding period of 2000, an increase of $1.0 million. These expenses are primarily related to research and development efforts to enhance our resistance testing products and include costs associated with NIH grant revenue. We expect research and development spending to increase over the next several years as we expand our research, product development and automation efforts for other viral diseases.

     General and administrative. General and administrative expenses increased to $5.6 million in the first six months of 2001 from $5.1 million in the corresponding period of 2000, an increase of $0.4 million. The increase was primarily due to greater spending on salaries and benefits resulting from increased headcount and implementation of a new enterprise resource planning system. The increase was partially offset by a reduction in non-cash compensation expenses related to granting stock and options prior to our initial public offering.

     Sales and marketing. Sales and marketing expenses increased to $4.7 million in the first six months of 2001 from $1.9 million in the corresponding period of 2000, an increase of $2.8 million. This increase was primarily due to the deployment of our sales force and increased spending on public relations and marketing materials related to the commercialization of our products.

     Interest income. Interest income increased to $757,000 in the first six months of 2001 from $630,000 in the corresponding period of 2000, an increase of $127,000. This increase was primarily due to higher average cash and short-term investment balances.

     Interest expense. Interest expense increased to $212,000 in the first six months of 2001 from $129,000 in the corresponding period of 2000, an increase of $83,000. This increase was primarily due to increased equipment financing.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations since inception primarily through public and private sales of common and preferred stock and equipment financing arrangements. As of June 30, 2001, the Company had an accumulated deficit of approximately $65.7 million. Management expects to continue to incur substantial operating losses for at least the next two years primarily as a result of expected increases in expenses for:

     o    Expanding patient sample processing capabilities

     o    Research and product development costs

     o    Sales and marketing

     o Additional clinical laboratory and research space and other necessary facilities

     o    General and administrative costs

     Net cash used in operating activities was $12.1 million and $10.4 million for the six months ended June 30, 2001 and 2000, respectively. Cash used in operating activities primarily relates to ongoing operating losses as discussed above.

     Net cash provided by investing activities was $3.7 million for the six months ended June 30, 2001, and net cash used in investing activities was $38.1 million for the six months ended June 30, 2000. The higher amount used in investing activities in 2000 is due to the investment of our initial public offering proceeds.

     Net cash provided by financing activities was $2.0 million and $47.9 million for the six months ended June 30, 2001 and 2000, respectively. In June 2001, the Company received $2.5 million as funds received in advance of financing for the sale of Series A redeemable convertible preferred stock ("Series A Preferred Stock"). See Series A Redeemable Convertible Preferred Stock disclosure in the overview section of the Management's Discussion and Analysis above. The higher amount for 2000 is due primarily to the sale of Series C preferred stock for approximately $15.7 million in January and February 2000 and the proceeds from our initial public offering.

     We believe that our available cash, investments and short-term restricted cash of $13.1 million as of June 30, 2001 and the remaining proceeds from the first closing of the Series A Preferred Stock of $4.2 million received in July 2001, available borrowing capacity under existing equipment financing arrangements and cash flows generated from subletting a portion of our facilities will be adequate to fund our operations through at least December 31, 2001. If our stockholders approve the second closing of the private placement, we expect to receive an additional $9.6 million, which we expect will fund our operations into the subsequent fiscal year. In addition, we plan to continue to evaluate with our investment bankers, UBS Warburg LLC and CIBC World Markets, various strategic opportunities, including research and development collaborations, international alliances, marketing partnerships, and financing opportunities.

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

     We currently lease 67,000 square feet of laboratory and office space in South San Francisco, California. In July 2001, we began leasing an additional 54,000 square feet. We have committed to spend approximately $2.5 million in tenant improvements for the new facility. Initially, this facility will provide more space than is required for our planned operations. As a result, we sublet approximately 40,000 square feet to a third party for approximately two years. In addition, we sublet approximately 12,000 square feet of one of our existing facilities to another third party for approximately two years. The income generated from both subleases is greater than our lease obligations for those spaces. Leases on our current and future facilities expire in the years 2004 and 2011, respectively. All leases provide options to extend.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. Due to the relatively short-term nature of our investments, we believe we do not have material exposure to interest rate risk arising from our investments. Therefore we have not included quantitative tabular disclosure in this Form 10-Q.

     We do not enter into financial investments for speculation or trading purposes and are not a party to financial or commodity derivatives.

     We have operated primarily in the United States and all sales to date have been made in U.S. Dollars. Accordingly, we believe we do not have any material exposure to foreign currency rate fluctuations.

RISK FACTORS

     You should carefully consider the following factors and other information in this Form 10-Q before deciding to invest in the shares.

WE EXPECT TO INCUR FUTURE OPERATING LOSSES AND MAY NOT ACHIEVE PROFITABILITY, WHICH MAY CAUSE OUR STOCK PRICE TO FALL.

     We have experienced significant and increasing operating losses each year since our inception and expect to incur substantial additional operating losses for at least the next two years. We experienced net losses allocable to common stockholders of approximately $38.9 million, $20.2 million, and $8.1 million in 2000, 1999 and 1998, respectively. As of June 30, 2001, we had an accumulated deficit of approximately $65.7 million. We expect to continue to incur substantial operating losses for at least the next two years primarily as a result of expected increases in expenses for:

     o    Expanding patient sample processing capabilities

     o    Research and product development costs

     o    Sales and marketing

     o Additional clinical laboratory and research space and other necessary facilities

     o    General and administrative costs

     If our history of operating losses continues, our stock price may fall and you may lose part or all of your investment.

IF WE NEED TO RAISE ADDITIONAL CAPITAL AND IT IS NOT AVAILABLE ON COMMERCIALLY REASONABLE TERMS, OUR ABILITY TO OPERATE OUR BUSINESS MAY BE DIMINISHED.

     We anticipate that our existing capital resources will enable us to maintain currently planned operations through at least December 31, 2001. If our stockholders approve the second closing of the private placement, we expect to receive $9.6 million, which we expect will fund our operations into the subsequent fiscal year. Nevertheless, due to the expected nature of our operations, we will need to secure additional financings in order to continue our business, and may need additional financings in the shorter term. In addition, it is not certain that the second closing of the private placement will occur in a timely manner, or at all. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

OUR PHENOSENSE TESTING PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE, WHICH COULD LIMIT OUR FUTURE REVENUE.

     Our ability to establish phenotypic resistance testing as the standard of care to guide and improve the treatment of viral diseases will depend on physicians' and clinicians' acceptance and use of phenotypic resistance testing. Phenotypic resistance testing is new. We cannot predict the extent to which physicians and clinicians will accept and use phenotypic resistance testing. They may prefer competing technologies and products such as genotypic testing. The commercial success of phenotypic resistance testing will require demonstrations of its advantages and potential economic value in relation to the current standard of care, as well as to genotypic testing. We have introduced only one product using our proprietary PhenoSense technology, PhenoSense HIV, which we began actively marketing in November 1999. We are still in the early stages of development of new products applying our PhenoSense technology to other viral diseases. If PhenoSense HIV is not accepted in the marketplace, our ability to sell other PhenoSense products would be undermined. Market acceptance will depend on:

     o Our marketing efforts and continued ability to demonstrate the utility of PhenoSense in guiding anti-viral drug therapy, for example, through the results of retrospective and prospective clinical studies

     o Our ability to demonstrate the advantages and potential economic value of our PhenoSense testing products over current treatment methods and other resistance tests.

     If the market does not accept phenotypic or enhanced genotypic resistance testing, or our PhenoSense products in particular, our ability to generate revenue will be limited.

OUR REVENUES WILL BE DIMINISHED IF PAYORS DO NOT AUTHORIZE REIMBURSEMENT FOR OUR PRODUCTS.

     Government and third-party payors, which reimburse patients and healthcare providers for medical expenses, are attempting to contain or reduce the costs of healthcare. This could limit the price that we can charge for our products and hurt our ability to generate revenues. In the United States, federal and state government healthcare programs have been attempting to reduce costs and otherwise implement government control of healthcare costs. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare products. Significant uncertainty exists as to the reimbursement status of new medical products like PhenoSense HIV, especially in light of any negative results from clinical studies. Third-party payors, including state payors and Medicare, are challenging the prices charged for medical products and services. If government and other third-party payors do not provide adequate coverage and reimbursement for PhenoSense HIV or other phenotypic and genotypic testing products, our revenues will be reduced.

IF WE ARE UNABLE TO EXPAND OUR SALES AND MARKETING CAPABILITIES, WE MAY NOT BE ABLE TO EFFECTIVELY COMMERCIALIZE OUR PRODUCTS.

     We currently have sixteen sales people and limited marketing resources. In order to commercialize our products effectively, we must expand our sales and marketing capabilities or arrange with a third party to perform these services, and are taking steps in this direction. We may not be able to do this successfully. Effective August 27, 2001, our Vice President of Sales and Marketing is resigning to pursue other interests and will be replaced by her direct reports in both Sales and Marketing. If we enter into co-promotion or other marketing arrangements, our share of product revenues is likely to be lower than if we directly marketed and sold our products through our own sales force. If we fail to effectively commercialize our products our revenue will be reduced.

WE HAVE LIMITED EXPERIENCE PROCESSING PATIENT SAMPLES FOR OUR RESISTANCE TESTS AND MAY ENCOUNTER PROBLEMS OR DELAYS IN PROCESSING TESTS, OR IN EXPANDING OUR AUTOMATED TESTING SYSTEMS, WHICH COULD RESULT IN LOST SALES REVENUE.

     Over the last year, we have begun to process a significant number of patient samples and are continuing to develop our quality-control procedures. In order to meet the projected demand for our resistance testing products, we will have to process many more patient samples than we are currently processing. We also have to establish more consistency with respect to test turnaround so that results are delivered in a timely manner. Thus, we need to develop and implement additional automated systems to perform our tests. We also need to develop more sophisticated software to support the automated tests, analyze the data generated by our tests, and report the results. We may not be able to do this. Further, as we attempt to scale up our processing of patient samples, processing or quality control problems may arise. If we are unable to consistently process patient samples on a timely basis because of these or other factors, or if we encounter problems with our automated processes, our revenues will be limited.

WE MAY BE OBLIGATED TO REDEEM OUR SERIES A PREFERRED STOCK AT A PREMIUM TO THE PURCHASE PRICE.

     Holders of our Series A preferred stock have the right to require us to redeem all of the Series A preferred stock that they own for cash equal to the greater of (i) 115% of the original purchase price plus 115% of any accrued premium payment thereon and (ii) the aggregate fair market value of the shares of common stock into which such shares of Series A preferred stock are then convertible, in any of the following situations:

     o if our common stock is not tradable on the NYSE, the AMEX, the Nasdaq National Market or the Nasdaq SmallCap market for an aggregate of twenty trading days in any nine month period

     o if a registration statement covering the common stock underlying the Series A preferred stock is not effective within 120 days of its issuance

     o if we fail to remove a restrictive legend on any certificate representing any common stock issued to any holder of Series A preferred stock when required to do so

     o if we fail to have sufficient shares of common stock reserved to satisfy conversions of Series A preferred stock

     o if we fail to honor requests for conversion, or if we notify any holder of Series A preferred stock of our intention not to honor future requests for conversion

     o if at any time prior to the approval by our stockholders at a special meeting of the transaction we are prohibited from issuing common stock to holders of the Series A preferred stock as a result of Rule 4350(i) of the National Association of Securities Dealers, Inc., which we refer to in this prospectus as the 20% Rule, for an aggregate of more than 90 days

     o upon the institution of bankruptcy proceedings, the making of an assignment for the benefit of creditors or other similar event

     o if we sell all or substantially all of our assets, or if the control of our company changes

     o if we fail to pay any indebtedness in excess of $350,000 when due, or if there is any event of default that is likely to have a material adverse effect on us

     o if 35% or more of our voting power is held by any one person, entity or group

     o if we commit a material breach under, or otherwise materially violate the terms of, the transaction documents entered into in connection with the issuance of the Series A preferred stock and the warrants

     In addition to the foregoing, if our stockholders fail to approve the private placement prior to September 27, 2001, we may be required to redeem the Series A preferred stock for cash equal to the greater of (i) 105% of the original purchase price plus 105% of any accrued premium payment thereon and
(ii) the aggregate fair market value of the shares of common stock into which such shares of Series A preferred stock are then convertible. A special meeting of our stockholders is scheduled for August 30, 2001, at which the stockholders will be asked to make the necessary approvals. Redemption of the Series A preferred stock in this or any other event described above would require us to expend a significant amount of cash that would substantially exceed the proceeds that we received in the private placement and could exceed our ability to make such payment or raise additional capital.

OUR STOCKHOLDERS COULD EXPERIENCE SUBSTANTIAL DILUTION AS RESULT OF THE ISSUANCE OF AND TERMS OF OUR SERIES A PREFERRED STOCK AND THE RELATED WARRANTS.

     The 665 shares of Series A preferred stock that were sold in the first closing of the private placement are initially convertible into approximately 2,607,849 shares of common stock. The warrants granted in connection with that issuance are initially exercisable for 1,303,928 shares of common stock, at an exercise price of $2.805 per share. Together, this represents about 3,911,777 shares of common stock, or 19.5% of the outstanding shares of our common stock as of the first closing, issuable for an approximate effective price of $2.63 per share. In addition, we are obligated to seek and are seeking stockholder approval for the sale and issuance of an additional 960 shares of Series A preferred stock, initially convertible into 3,764,712 shares of common stock, and warrants to purchase an additional 1,882,358 shares of common stock at an exercise price of $2.805 per share. If approved by the stockholders, the additional issuance, together with the shares and warrants sold in the first closing, will result in the issuance of shares and grant of warrants convertible into or exercisable for an aggregate of 9,558,847 shares of common stock for an approximate effective price of $2.63 per share. This amount represents approximately 47.7% of the number of shares of our common stock outstanding as of the first closing of the private placement.

     Moreover, the number of shares of common stock set forth above that we may be required to issue upon conversion of the Series A preferred stock and exercise of the warrants, or otherwise in connection with those securities, can increase substantially in several events, including if:

     o we issue shares of stock for less than the conversion price of the Series A preferred stock (initially $2.55) or the exercise price of the warrants (initially $2.805)

     o we fail to have sufficient shares of common stock reserved to satisfy conversions, exercises and other issuances

     o we fail to honor requests for conversion, or notify any holder of Series A preferred stock of our intention not to honor requests for conversion

     o    we fail to grant shares upon exercise of the warrants

     o prior to the approval by the stockholders of the private placement, we are prohibited from issuing common stock to holders of the Series A preferred stock for more than 90 days as a result of the Nasdaq 20% Rule

     We are also obligated to issue additional shares of common stock every six months to the holders of the Series A preferred stock, as "premium payments" as required by the terms of the Series A preferred stock. Initially, these issuances will equal about 118 shares of common stock for every share of Series A preferred stock outstanding at the time the issuance is made. The number of shares we must issue increases every six months, starting with the fourth such issuance, by 39 shares of common stock for each share of Series A preferred stock, up to a maximum of 275 shares of common stock for every share of Series A preferred stock. Assuming that all 1,625 shares of the Series A preferred stock remain outstanding for five years following their issuance, we will issue, as "premium payments", in addition to the share issuable as described in the previous paragraph, an additional 3,321,500 shares of common stock, or 16.6% of the shares of common stock outstanding as of the first closing, to the holders of the Series A preferred stock, for which we will receive no additional consideration.

     We may also be required to issue shares of common stock without additional consideration in the event that either of the following occurs:

     o a registration statement similar to this one covering shares to be sold in the second closing of the private placement is not filed within 30 days of, or effective within 120 days after, the date of the second closing

     o    we fail to redeem any shares of Series A preferred stock when required

     All of the foregoing issuances of common stock are likely to be substantially dilutive to the outstanding shares of common stock, especially where, as described above, the shares of common stock are issued without additional consideration. Moreover, any increase in the number of shares of common stock we are required to issue resulting from anti-dilution protection, penalties or other adjustments to the conversion or exercise prices of the Series A preferred stock and/or the warrants described above will further increase the anticipated dilution to the outstanding holders of our common stock.

     Any such dilution, potential dilution, or increase in dilution or potential dilution, may result in a decrease in the value of the outstanding shares of our common stock. Such a decrease in value, the risk of dilution, any actual dilution, or any increase in potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in stock price of our common stock. In addition, any downward pressure on the trading price of our common stock could encourage investors to engage in short sales, which would further contribute to a downward pricing of our common stock.

WE MAY BE REQUIRED TO OBTAIN THE CONSENT OF THE HOLDERS OF SERIES A PREFERRED STOCK BEFORE TAKING CORPORATE ACTIONS, WHICH COULD HARM OUR BUSINESS.

     Our charter documents require us to obtain the consent of the holders of the Series A preferred stock before we may issue securities that have senior or equal rights as the Series A preferred stock or incur unsecured indebtedness for borrowed money, or take other actions with respect to the Series A preferred stock or securities that have fewer rights than the Series A preferred stock. We are also required to obtain the consent of the holders of the Series A preferred stock before we amend or modify our certificate of incorporation or bylaws to change any of the rights of the Series A preferred stockholders. While these obligations may deter a potential acquirer from completing a transaction with us, they may also prevent us from taking corporate actions that would be beneficial to our stockholders and us.

WE FACE INTENSE COMPETITION, AND IF OUR COMPETITORS' EXISTING PRODUCTS OR NEW PRODUCTS ARE MORE EFFECTIVE THAN OUR PRODUCTS, THE COMMERCIAL OPPORTUNITY FOR OUR PRODUCTS WILL BE REDUCED OR ELIMINATED.

     The commercial opportunity for our products will be reduced or eliminated if our competitors develop and market new testing products that are superior to, or are less expensive than, PhenoSense HIV or other resistance testing products we develop using our proprietary PhenoSense technology. The biotechnology industry evolves at a rapid pace and is highly competitive. Our major competitors include manufacturers and distributors of phenotypic drug resistance technology, such as Virco. We also compete with makers of genotypic tests such as Applied Biosystems, Visible Genetics Inc. and laboratories performing genotypic testing as well as other genotypic testing referred to as virtual phenotyping. Each of these competitors is attempting to establish its test as the standard of care. Virco's phenotypic test and genotypic tests have been commercially available for a longer time than has PhenoSense HIV or GeneSeq. Genotypic tests are cheaper and generally faster than our phenotypic resistance tests. Our competitors may successfully develop and market other testing products that are either superior to those that we may develop or that are marketed prior to marketing of our testing products. Some of our competitors have substantially greater financial resources and research and development staffs than we do. In addition, some of our competitors have significantly greater experience in developing products, and in obtaining the necessary regulatory approvals of products and processing and marketing products.

IF WE DO NOT SUCCESSFULLY INTRODUCE NEW PRODUCTS USING OUR TECHNOLOGY, WE MAY NOT ACHIEVE PROFITABILITY.

     We may not be able to develop and market resistance testing products for viral diseases other than HIV, including hepatitis B and hepatitis C. Demand for these products will depend in part on the development by others of additional anti-viral drugs to fight these diseases. Physicians will likely use our resistance tests to determine which drug is best for a particular patient only if there are multiple drug treatment options. Several anti-viral drugs are in development but we cannot assure you that they will be approved for marketing, or if these drugs are approved that there will be a need for our resistance tests. If we are unable to develop and market resistance test products for other viral diseases, or if an insufficient number of anti-viral drug products are approved for marketing, we may not achieve profitability.

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

WE ARE DEPENDENT ON A LICENSE FOR TECHNOLOGY WE USE IN OUR RESISTANCE TESTING, AND OUR BUSINESS WOULD SUFFER IF THE LICENSE WAS TERMINATED OR NOT RENEWED.

     We license technology that we use in our PhenoSense and GeneSeq testing from Roche Molecular Systems, Inc. We hold a non-exclusive license for the life of the patent term of the last licensed Roche patent. We believe that many of our competitors, including Virco and other resistance testing companies, also license this technology on non-exclusive terms. In order to maintain this license, however, we must pay royalties, make a semi-annual royalty report and participate in proficiency testing. If Roche were to terminate this license or this license was not renewed, we would have to change a portion of our testing methodology, which would halt our testing, at least temporarily, and cause us to incur substantial additional expenses.

THE INTELLECTUAL PROPERTY UNDERLYING OUR TECHNOLOGY AND TRADE SECRETS MAY NOT BE ADEQUATE, ALLOWING THIRD PARTIES TO USE OUR TECHNOLOGY OR SIMILAR TECHNOLOGIES, AND THUS REDUCING OUR ABILITY TO COMPETE IN THE MARKET.

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

WE MAY BE UNABLE TO BUILD BRAND LOYALTY BECAUSE OUR TRADEMARKS AND TRADE NAMES MAY NOT BE PROTECTED.

     Our registered or unregistered trademarks or trade names such as the name PhenoSense and GeneSeq, may be challenged, canceled, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build brand loyalty. Brand recognition is critical to our short term and long term marketing strategies especially as we commercialize future enhancements to our products.

OUR BUSINESS OPERATIONS AND THE OPERATION OF OUR CLINICAL LABORATORY FACILITY ARE SUBJECT TO STRINGENT REGULATIONS AND IF WE ARE UNABLE TO COMPLY WITH THEM, WE MAY BE PROHIBITED FROM ACCEPTING PATIENT SAMPLES OR MAY INCUR ADDITIONAL EXPENSES TO ATTAIN AND MAINTAIN COMPLIANCE.

     The operation of our clinical laboratory facility is subject to a stringent level of regulation under the Clinical Laboratory Improvement Amendments of 1988. Laboratories must meet various requirements, including requirements relating to quality assurance, quality control and personnel standards. Our laboratory is also subject to regulation by the State of California and various other states. We have received accreditation by the College of American Pathologists and therefore are subject to their requirements and evaluation. Our failure to comply with applicable requirements could result in various penalties, including loss of certification or accreditation. We believe that the FDA will not seek to fully regulate our products under our current labeling and marketing plans. However, we cannot predict the extent of future FDA regulation, and we might be subject in the future to greater regulation, or different regulations, that could have a material effect on our finances and operations. We also believe that the FDA will not require that phenotypic testing conducted at a clinical laboratory be subject to premarketing clearance. Although the FDA has stated in the past that it believes that its jurisdiction extends to tests generated in a clinical laboratory, the agency has said it will allow the home brewed tests to be run and the results commercialized without FDA premarket approval. We cannot be sure, however, that the FDA will not in the future require premarket clearance, and clinical data demonstrating the sensitivity and specificity, of our products. If we do not comply with existing or additional regulations, or if we incur penalties, it could increase our expenses, prevent us from increasing revenues, or hinder our ability to conduct our business. In addition, changes in existing regulations or new regulations may delay or prevent us from marketing our products.

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

     If revenue declines in a quarter, our losses will likely increase or our earnings will likely decline because many of our expenses are relatively fixed. Though our revenues may fluctuate significantly as we continue to build the market for our products, expenses such as research and development, sales and marketing and general and administrative are not affected directly by variations in revenue. In addition, our cost of product revenue could also fluctuate significantly due to variations in the demand for our product and the relatively fixed costs to produce it. We cannot accurately predict how volatile our future operating results will be because our past and present operating results, which reflect moderate sales activity, are not indicative of what we might expect in the future. It is likely that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors, as they have been in the past. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance.

IF A NATURAL DISASTER STRIKES OUR CLINICAL LABORATORY FACILITY, WE WOULD BE UNABLE TO PROCESS OUR CUSTOMERS' SAMPLES FOR A SUBSTANTIAL AMOUNT OF TIME AND WE WOULD LOSE REVENUE.

     We rely on a single clinical laboratory facility to process patient samples for our tests and have no alternative facilities. We will also use this facility for conducting other tests we develop, and even if we move into different or additional facilities they will likely be in close proximity to our current clinical laboratory. Our clinical laboratory and some pieces of processing equipment are difficult to replace and could require substantial replacement lead-time. Our processing facility may be affected by natural disasters such as earthquakes and floods. Earthquakes are of particular significance since our clinical laboratory is located in South San Francisco, California, an earthquake-prone area. In the event our existing clinical laboratory facility or equipment is affected by man-made or natural disasters, we would be unable to process patient samples and meet customer demands or sales projections. If our patient sample processing operations were curtailed or ceased, we would not be able to perform our tests and we would lose revenue.

CONCENTRATION OF OWNERSHIP AMONG OUR EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS MAY PREVENT INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

     At July 18, 2001, our directors, entities affiliated with our directors and our executive officers own, in the aggregate, approximately 22% of our outstanding common stock. These stockholders, as a group, are able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in our control at a premium price if these stockholders oppose it.

OUR STOCK PRICE MAY BE VOLATILE, AND OUR STOCK COULD DECLINE IN VALUE.

     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Our stock price has fluctuated widely since we became a publicly traded company. The following factors, in addition to other risk factors described in this section, may have a significant adverse impact on the market price of our common stock:

     o Announcements of technological innovations or new commercial products by our competitors

     o    Results from clinical studies

     o    Developments concerning proprietary rights, including patents

     o Publicity regarding actual or potential medical results relating to products under development by our competitors

     o    Regulatory developments in the United States and foreign countries

     o    Changes in payor reimbursement policies

     o    Litigation

     o    Economic and other external factors or other disaster or crisis

     o    Period-to-period fluctuations in financial results

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) None.

     (b) None.

     (c) EXERCISE OF WARRANTS

     Certain warrant holders exercised their rights to purchase a total of 10,078 shares of the Company common stock during the quarter. The Company relied on the exemption provided by Section 4(2) of the Securities Act for these issuances.

     (d) USE OF PROCEEDS

     The effective date of our registration statement on Form S-1 (No. 333-30896) relating to our initial public offering was May 1, 2000. The initial public offering resulted in gross proceeds of approximately $35.0 million, of which $2.5 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.3 million. From the time of the receipt through June 30, 2001, we used approximately $19.5 million of the net proceeds for operating activities. The remaining net proceeds of approximately $11.5 million are invested in interest-bearing cash accounts or short-term investments with strong credit ratings. Additionally, in June 2001 the Company received $2.5 million as funds received in advance of financing for the sale of Series A redeemable convertible preferred stock, all of which is invested in interest-bearing cash accounts or short-term investments with strong credit ratings. For further information about the Company's investment policy, refer to the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Subsequent to June 30, 2001, we filed a proxy and solicited shareholder approval for the sale of $16.25 million of Series A Redeemable Convertible Preferred Stock in a private placement. A special meeting is scheduled for August 30, 2001.

     We held our Annual Stockholders Meeting on May 24, 2001.

     At the meeting the following nominees were elected as directors to hold office until the 2004 Annual Stockholder Meeting or until their successors are elected and qualified:

Nominee                    Votes For            Votes Against
---------------            ----------           -------------
William Jenkins            13,526,873           140,736
William D. Young           13,526,873           140,736

     Also at the meeting, the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending December 31, 2001 was ratified.

     The voting for the proposal was as follows:

         For -- 13,525,022
         Against -- 139,994
         Abstain -- 2,593

     There were no other proposals.

ITEM 5. OTHER INFORMATION

     Our Vice President of Sales and Marketing, Robin Toft, is resigning effective August 27, 2001. No severance, stock acceleration or other agreements have been entered into related to her resignation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT
NUMBER                              CAPTION
 3.1      Certificate of Designations, Preferences and Rights of Series A
          Convertible Preferred Stock
 4.1(1)   Form of Stock Purchase Warrant.
10.1      Equipment Schedule No. 4 to Master Lease Agreement dated as of August
          14, 2000 by and between ViroLogic and General Electric Capital
          Corporation.
10.2      Sublease by and between ViroLogic, Inc. and DiaDexus, Inc.
10.3      Sublease by and between ViroLogic, Inc. and Raven Biotechnologies,
          Inc.
10.4(1)   Securities Purchase Agreement, dated as of June 29, 2001, by and among
          ViroLogic, Inc. and each of the Purchasers.
10.5(1)   First Registration Rights Agreement, dated as of June 29, 2001, by and between ViroLogic, Inc. and each of the Purchasers.
10.6(1)   Second Registration Rights Agreement, dated as of June 29, 2001 by and between ViroLogic, Inc. and each of the Purchasers.

------------------
(1) Filed as an exhibit to our Current Report on Form 8-K filed on July 6, 2001 and incorporated herein by reference.

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended June 30, 2001. However, on July 6, 2001, the Company filed a report on Form 8-K announcing agreements to sell $16.25 million of Series A Redeemable Convertible Preferred Stock in a private placement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on August 14, 2001.

                                  By:        /s/ WILLIAM D. YOUNG
                                      ------------------------------------------
                                                William D. Young
                                            Chief Executive Officer
                                          (Principal Executive Officer)


                                  By:        /s/  KAREN J. WILSON
                                      ------------------------------------------
                                                  Karen J. Wilson
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBITS INDEX

EXHIBIT
NUMBER                             CAPTION
 3.1      Certificate of Designations, Preferences and Rights of Series A
          Convertible Preferred Stock
 4.1(1)   Form of Stock Purchase Warrant.
10.1      Equipment Schedule No. 4 to Master Lease Agreement dated as of August
          14, 2000 by and between ViroLogic and General Electric Capital
          Corporation.
10.2      Sublease by and between ViroLogic, Inc. and DiaDexus, Inc.
10.3      Sublease by and between ViroLogic, Inc. and Raven Biotechnologies,
          Inc.
10.4(1    Securities Purchase Agreement, dated as of June 29, 2001, by and among
          ViroLogic, Inc. and each of the Purchasers.
10.5(1)   First Registration Rights Agreement, dated as of June 29, 2001, by and between ViroLogic, Inc. and each of the Purchasers.
10.6(1)   Second Registration Rights Agreement, dated as of June 29, 2001 by and between ViroLogic, Inc. and each of the Purchasers.

------------------
(1) Filed as an exhibit to our Current Report on Form 8-K filed on July 6, 2001 and incorporated herein by reference.