Form 10-Q
period 2001-09-30
VIROLOGIC INC
filed 2001-11-14
CIK 1094961

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   As of November 12, 2001, there were 20,443,621 shares of the registrant's common stock outstanding.



================================================================================

                                 VIROLOGIC, INC.

                                      INDEX

                                                                                                                   PAGE
                                                                                                                    NO.
                                                                                                                   ----
                                      PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Balance Sheets as of September 30, 2001 and December 31, 2000.................................    3
         Condensed Statements of Operations for the three and nine months ended September 30, 2001 and 2000......    4
         Condensed Statements of Cash Flows for the nine months ended September 30, 2001 and 2000................    5
         Notes to Condensed Financial Statements.................................................................    6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...................    9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................   13

                                       PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................   22
Item 2.  Changes in Securities and Use of Proceeds...............................................................   22
Item 3.  Defaults Upon Senior Securities.........................................................................   22
Item 4.  Submission of Matters to a Vote of Security Holders.....................................................   22
Item 5.  Other Information.......................................................................................   23
Item 6.  Exhibits and Reports on Form 8-K........................................................................   23
SIGNATURES.......................................................................................................   24

                                 VIROLOGIC, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                  2001             2000
                                                                              -------------    ------------
                                                                               (UNAUDITED)       (NOTE 1)
ASSETS
Current assets:
  Cash and cash equivalents ...............................................     $ 10,189         $ 12,623
  Short-term investments ..................................................        7,746           11,171
  Accounts receivable, net of allowance for doubtful accounts of $423 in
     2001 and $175 in 2000 ................................................        3,143            2,404
  Inventory ...............................................................          823              449
  Restricted cash .........................................................          600            1,050
  Other current assets ....................................................        1,681            1,152
                                                                                --------         --------
          Total current assets ............................................       24,182           28,849
Property and equipment, net ...............................................       18,473           13,234
Restricted cash ...........................................................        1,000              979
Other assets ..............................................................          890              585
                                                                                --------         --------
          Total assets ....................................................     $ 44,545         $ 43,647
                                                                                ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ........................................................     $  2,917         $  1,865
  Accrued compensation ....................................................        1,994            1,305
  Accrued liabilities .....................................................        2,368            2,678
  Advance from subtenant ..................................................        1,300               --
  Deferred revenue ........................................................          321              116
  Current portion of capital lease obligations ............................          756              398
  Current portion of loans payable ........................................        1,079            1,390
                                                                                --------         --------
          Total current liabilities .......................................       10,735            7,752
Long-term advance from subtenant ..........................................        1,300               --
Long-term portion of capital lease obligations ............................        1,153              945
Long-term portion of loans payable ........................................          234            1,019
Other long-term liabilities ...............................................          267              288
Redeemable convertible preferred stock ....................................       11,457               --
Commitments and contingencies
Stockholders' equity:
  Common stock ............................................................           20               20
  Additional paid-in capital ..............................................       92,673           88,772
  Deferred compensation ...................................................       (1,164)          (2,495)
  Accumulated other comprehensive income ..................................          125              178
  Notes receivable from officers and employees ............................           --              (31)
  Accumulated deficit .....................................................      (72,255)         (52,801)
                                                                                --------         --------
          Total stockholders' equity ......................................       19,399           33,643
                                                                                --------         --------
          Total liabilities and stockholders' equity ......................     $ 44,545         $ 43,647
                                                                                ========         ========

            See accompanying notes to Condensed Financial Statements.

                                 VIROLOGIC, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                     -----------------------       -----------------------
                                                       2001           2000           2001           2000
                                                     --------       --------       --------       --------
Revenue:
  Product revenue ................................   $  4,283       $  1,885       $ 11,922       $  4,709
  NIH grant revenue ..............................        120             --            338             --
                                                     --------       --------       --------       --------
          Total revenue ..........................      4,403          1,885         12,260          4,709
Operating costs and expenses:
  Cost of product revenue ........................      2,760          1,237          8,172          3,369
  Research and development .......................      3,106          2,898          8,750          7,558
  General and administrative .....................      2,851          2,783          8,423          7,909
  Sales and marketing ............................      2,354          1,498          7,026          3,386
                                                     --------       --------       --------       --------
          Total operating costs and expenses .....     11,071          8,416         32,371         22,222
                                                     --------       --------       --------       --------
Operating loss ...................................     (6,668)        (6,531)       (20,111)       (17,513)
Interest income ..................................        223            661            980          1,290
Interest expense .................................       (111)           (64)          (323)          (192)
                                                     --------       --------       --------       --------
Net loss .........................................     (6,556)        (5,934)       (19,454)       (16,415)
Deemed dividend to preferred stockholders ........     (2,269)            --         (2,269)       (15,700)
Preferred stock dividend .........................       (103)            --           (103)            --
                                                     --------       --------       --------       --------
Net loss applicable to common stockholders .......   $ (8,928)      $ (5,934)      $(21,826)      $(32,115)
                                                     ========       ========       ========       ========
Basic and diluted net loss per common share ......   $  (0.45)      $  (0.30)      $  (1.09)      $  (2.43)
                                                     ========       ========       ========       ========
Weighted-average shares used in computing basic
  and diluted net loss per common share ..........     20,033         19,743         19,956         13,189
                                                     ========       ========       ========       ========

            See accompanying notes to Condensed Financial Statements.

                                 VIROLOGIC, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                      -----------------------
                                                                                        2001           2000
                                                                                      --------       --------
OPERATING ACTIVITIES
Net loss .......................................................................      $(19,454)      $(16,415)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ................................................         2,311          1,105
  Non-cash stock-based compensation ............................................         1,478          3,250
  Allowance for doubtful accounts ..............................................           248             63
  Changes in assets and liabilities:
     Accounts receivable .......................................................          (987)        (1,738)
     Inventory .................................................................          (374)          (126)
     Other current assets ......................................................          (529)          (929)
     Accounts payable ..........................................................           136            645
     Accrued compensation ......................................................           689          1,325
     Accrued liabilities .......................................................          (981)          (110)
     Deferred revenue ..........................................................           205            302
     Other long-term liabilities ...............................................           (21)            --
                                                                                      --------       --------
          Net cash used in operating activities ................................       (17,279)       (12,628)
INVESTING ACTIVITIES
Intangible and other assets ....................................................          (305)          (204)
Purchases of short-term investments ............................................        (6,748)       (38,808)
Maturities and sales of short-term investments .................................        10,120          8,135
Restricted cash ................................................................           429         (1,064)
Capital expenditures ...........................................................        (5,122)        (4,512)
Advance from subtenant .........................................................         2,600             --
                                                                                      --------       --------
          Net cash provided by (used in) investing activities ..................           974        (36,453)
FINANCING ACTIVITIES
Proceeds from loans payable ....................................................            --          1,216
Principal payments on loans payable ............................................        (1,096)          (854)
Principal payments on capital lease obligations ................................          (378)            --
Net proceeds from issuance of common stock .....................................           427         31,810
Repayments of notes receivable .................................................            --              7
Net proceeds from issuance of preferred stock ..................................        14,918         15,700
                                                                                      --------       --------
          Net cash provided by financing activities ............................        13,871         47,879
                                                                                      --------       --------
          Net decrease in cash and cash equivalents ............................        (2,434)        (1,202)
Cash and cash equivalents at beginning of period ...............................        12,623          2,208
                                                                                      --------       --------
Cash and cash equivalents at end of period .....................................      $ 10,189       $  1,006
                                                                                      ========       ========

            See accompanying notes to Condensed Financial Statements.

                                 VIROLOGIC, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The condensed balance sheet as of December 31, 2000 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2000.

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

Inventory

   Inventory is stated at the lower of standard cost, which approximates actual cost, or market. At September 30, 2001 and December 31, 2000, inventories consisted mainly of raw materials used in the performance of tests.

Reclassification

   Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for the Company's year ending December 31, 2001. The Company does not currently hold any derivatives and therefore the adoption of SFAS 133 had no impact on the Company's financial statements.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." SFAS 144 will be effective on April 1, 2002. The adoption of SFAS 144 is not expected to have a significant impact on the Company's financial position.

2. COMPREHENSIVE INCOME (LOSS)

   Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income includes certain changes in equity that are excluded from net income (loss). Specifically, unrealized gains and losses on the Company's available-for-sale securities, which are reported separately in stockholders' equity, are included in accumulated other comprehensive income. Comprehensive income (loss) and its components for the three and nine months ended September 30, 2001 and 2000 are as follows (in thousands):

                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                     ---------------------       -----------------------
                                                      2001           2000          2001           2000
                                                     -------       -------       --------       --------
                                                          (UNAUDITED)                  (UNAUDITED)
Net loss ........................................    $(6,556)      $(5,934)      $(19,454)      $(16,415)
Changes in unrealized gain (loss) on securities
   available-for-sale, net of tax ...............         37            --            (53)            --
                                                     -------       -------       --------       --------
Comprehensive loss ...............................   $(6,519)      $(5,934)      $(19,507)      $(16,415)
                                                     =======       =======       ========       ========

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

   The computation of pro forma net loss per share includes shares issued upon the automatic conversion of outstanding preferred stock upon the completion of the Company's initial public offering, assuming such shares were originally issued as common stock at their respective issuance dates.

   A reconciliation of pro forma basic and diluted net loss per common share is as follows (in thousands, except per share data):

                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                             -----------------------       -----------------------
                                                               2001           2000           2001           2000
                                                             --------       --------       --------       --------
                                                                   (UNAUDITED)                   (UNAUDITED)
ACTUAL:
Net loss .................................................   $ (6,556)      $ (5,934)      $(19,454)      $(16,415)
Deemed dividend to preferred stockholders ................     (2,269)            --         (2,269)       (15,700)
Preferred stock dividend .................................       (103)            --           (103)            --
                                                             --------       --------       --------       --------
Net loss applicable to common stockholders ...............   $ (8,928)      $ (5,934)      $(21,826)      $(32,115)
                                                             ========       ========       ========       ========
Weighted-average shares of common stock outstanding ......     20,036         19,772         19,964         13,234
Less: weighted-average shares subject to repurchase ......         (3)           (29)            (8)           (45)
                                                             --------       --------       --------       --------
Weighted-average shares used in basic and diluted
  net loss per common share ..............................     20,033         19,743         19,956         13,189
                                                             ========       ========       ========       ========
Basic and diluted net loss per common share ..............   $  (0.45)      $  (0.30)      $  (1.09)      $  (2.43)
                                                             ========       ========       ========       ========
PRO FORMA:
Net loss applicable to common stockholders ...............                                                $(32,115)
                                                                                                          ========
Shares used above ........................................                                                  13,189
Adjusted to reflect weighted-average effect of assumed
  conversion of preferred stock ..........................                                                   3,694
                                                                                                          --------
Weighted-average shares used in pro forma basic
  and diluted net loss per common share ..................                                                  16,883
                                                                                                          ========
Pro forma basic and diluted net loss per common share ....                                                $  (1.90)
                                                                                                          ========

4. SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

   On June 29, 2001, we entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 1,625 shares of Series A redeemable convertible preferred stock ("Series A Preferred Stock") with warrants to purchase an aggregate of 3.19 million shares of common stock, for an aggregate purchase price of $16.25 million. The securities purchase agreement contemplated two closings, each for a portion of the Series A Preferred Stock and the warrants. The first closing occurred on July 2, 2001, and we received gross proceeds of $6.65 million. The second and final closing occurred on September 27, 2001, and we received gross proceeds of $9.6 million. The rights, preferences and privileges of the Series A Preferred Stock are set forth in the Certificate of Designations, Preferences and Rights filed with the Delaware Secretary of State. The warrants are subject to the terms and conditions of the stock purchase warrant issued by us and evidencing the warrants. We filed registration statements with the Securities and Exchange Commission, following the first closing and second closing, respectively, covering the resale of the shares of our common stock issuable upon conversion of the Series A Preferred Stock, issuable upon exercise of the warrants and that may become issuable pursuant to the respective rights, preferences and privileges of the Series A Preferred Stock and warrants. The registration statement for the first closing was effective September 24, 2001 and the registration statement for the second closing, which superceded the registration statement for the first closing and covers the Series A Preferred Stock and warrants issued in the first and second closing, was effective October 12, 2001.

     The Series A Preferred Stock bears an initial 6% annual premium rate, payable as a dividend, which increases to an 8% annual rate after two years, then increases by 2% every six months up to a maximum of 14%, payable twice a year in shares of common stock. The holders of Series A Preferred Stock may elect to convert their shares into our common stock at any time, just as they may choose to exercise their warrants at any time. We may, at our option, convert the Series A Preferred Stock into common stock at any time after June 21, 2002 for Series A Preferred Stock issued at the first closing and after July 9, 2002 for Series A Preferred Stock issued at the second closing, but only if our stock price exceeds $5.10 for 20 consecutive trading days. We may also, at our option, convert the Series A Preferred Stock into common stock upon a sale of common stock in a firm commitment underwritten offering to the public if the public offering price exceeds $5.10, the aggregate gross proceeds exceed $40 million and the registration statements referenced above are effective.

   The holders are not subject to any limitations on the number of conversions of Series A Preferred Stock or subsequent sales of the corresponding common stock, that they can effect, other than a prohibition on any holder acquiring beneficial ownership of more than 4.99% of the outstanding shares of our common stock.

   We recorded a deemed dividend of $2.3 million, in the third quarter of 2001, relating to the beneficial conversion feature of the Series A Preferred Stock. The deemed dividend increases the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and is included in stockholders' equity as offsetting charges and credits to additional paid-in-capital.

     The investors of Series A Preferred Stock have the right to require us to redeem all of the Series A Preferred Stock for cash equal to the greater of (i) 115% of their original purchase price plus 115% of any accrued and unpaid dividend or (ii) the aggregate fair market value of the shares of common stock into which such shares of Series A Preferred Stock are then convertible, upon certain triggering events, as defined in our Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. In addition, we may redeem the Series A Preferred Stock at any time after June 29, 2003 for Series A Preferred Stock issued at the first closing and after September 27, 2003 for Series A Preferred Stock issued at the second closing. Due to the nature of the redemption features of the Series A Preferred Stock, we excluded the Series A Preferred Stock from equity in our financial statements. The net proceeds attributable to the warrants of $3.5 million are included in additional-paid-in-capital.

5. BUILDING SUBLEASE

     In July 2001, we began leasing an additional 54,000 square feet of laboratory and office space. Initially, this facility will provide more space than is required for our currently planned operations. As a result, we sublet approximately 40,000 square feet to a third party for a term of approximately two years, commencing October 1, 2001. In September 2001, we received a $2.6 million advance from the subtenant as specified in our sublease agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding our PhenoSense and GeneSeq testing products, the growth of our pharmaceutical business, research and development expenditures, adequacy of our capital resources, and other financial matters. These statements, which sometimes include words such as "expect," "goal," "may," "anticipate," "should," "continue," or "will," reflect our expectations and assumptions as of the date of this Quarterly Report based on currently available operating, financial and competitive information. Actual results could differ materially from those in the forward looking statements as a result of a number of factors, including our ability to raise additional capital, the market acceptance of our resistance testing products, the effectiveness of our competition's existing products and new products, the ability to effectively manage growth and the risks associated with our dependence on patents and proprietary rights. These factors and others are more fully described in "Risk Factors" and elsewhere in this Form 10-Q. We assume no obligation to update any forward-looking statements.

OVERVIEW

     We are a biotechnology company developing, marketing and selling innovative products to guide and improve treatment of viral diseases. We incorporated in the state of Delaware on November 14, 1995 and commenced commercial operations in 1999. We developed a practical way of directly measuring the impact of genetic mutations on drug resistance and using this information to guide therapy. We have proprietary technology, called PhenoSense, for testing drug resistance in viruses that cause serious viral diseases such as HIV/AIDS, hepatitis B and hepatitis C. Our first product, PhenoSense HIV, is a test that directly and quantitatively measures resistance of a patient's HIV to anti-viral drugs. In addition, we developed GeneSeq HIV to examine and evaluate the genetic sequences of a patient's HIV. The test results help physicians select appropriate drugs for their HIV patients. We are also developing resistance testing products for other serious viral diseases. We are collecting resistance test results and related clinical data in an interactive database that we may use to assist our pharmaceutical customers in drug marketing and drug development and make available to physicians for use in therapy guidance. Our other products and products in development include: (i) PhenoSense GT, for HIV, which combines the features of our PhenoSense and GeneSeq products; (ii) PhenoSense HBV and GeneSeq HBV, for hepatitis B; (iii) PhenoSense HCV and GeneSeq HCV, for hepatitis C; (iv) an entry assay, to measure HIV resistance entry inhibitors; and (v) a test to measure viral fitness, which is a measure of a virus's ability to reproduce and infect new cells. We believe our products have the potential to revolutionize the way physicians treat many serious viral diseases.

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

   On June 29, 2001, we entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 1,625 shares of Series A redeemable convertible preferred stock ("Series A Preferred Stock") with warrants to purchase an aggregate of 3.19 million shares of common stock, for an aggregate purchase price of $16.25 million. The securities purchase agreement contemplated two closings, each for a portion of the Series A Preferred Stock and the warrants. The first closing occurred on July 2, 2001, and we received gross proceeds of $6.65 million. The second and final closing occurred on September 27, 2001, and we received gross proceeds of $9.6 million. The rights, preferences and privileges of the Series A Preferred Stock are set forth in the Certificate of Designations, Preferences and Rights filed with the Delaware Secretary of State. The warrants are subject to the terms and conditions of the stock purchase warrant issued by us and evidencing the warrants. We filed registration statements with the Securities and Exchange Commission, following the first closing and second closing, respectively, covering the resale of the shares of our common stock issuable upon conversion of the Series A Preferred Stock, issuable upon exercise of the warrants and that may become issuable pursuant to the respective rights, preferences and privileges of the Series A Preferred Stock and warrants. The registration statement for the first closing was effective September 24, 2001 and the registration statement for the second closing, which superceded the registration statement for the first closing and covers the Series A Preferred Stock and warrants issued in the first and second closing, was effective October 12, 2001.

     The Series A Preferred Stock bears an initial 6% annual premium rate, payable as a dividend, which increases to an 8% annual rate after two years, then increases by 2% every six months up to a maximum of 14%, payable twice a year in shares of common stock. The holders of Series A Preferred Stock may elect to convert their shares into our common stock at any time, just as they may choose to exercise their warrants at any time. We may, at our option, convert the Series A Preferred Stock into common stock at any time after June 21,

2002 for Series A Preferred Stock issued at the first closing and after July 9, 2002 for Series A Preferred Stock issued at the second closing, but only if our stock price exceeds $5.10 for 20 consecutive trading days. We may also, at our option, convert the Series A Preferred Stock into common stock upon a sale of common stock in a firm commitment underwritten offering to the public if the public offering price exceeds $5.10, the aggregate gross proceeds exceed $40 million and the registration statements referenced above are effective.

   The holders are not subject to any limitations on the number of conversions of Series A Preferred Stock or subsequent sales of the corresponding common stock, that they can effect, other than a prohibition on any holder acquiring beneficial ownership of more than 4.99% of the outstanding shares of our common stock.

   We recorded a deemed dividend of $2.3 million, in the third quarter of 2001, relating to the beneficial conversion feature of the Series A Preferred Stock. The deemed dividend increases the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and is included in stockholders' equity as offsetting charges and credits to additional-paid-in-capital.

     The investors of Series A Preferred Stock have the right to require us to redeem all of the Series A Preferred Stock for cash equal to the greater of (i) 115% of their original purchase price plus 115% of any accrued and unpaid dividend or (ii) the aggregate fair market value of the shares of common stock into which such shares of Series A Preferred Stock are then convertible, upon certain triggering events, as defined in our Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. In addition, we may redeem the Series A Preferred Stock at any time after June 29, 2003 for Series A Preferred Stock issued at the first closing and after September 27, 2003 for Series A Preferred Stock issued at the second closing. Due to the nature of the redemption features of the Series A Preferred Stock, we excluded the Series A Preferred Stock from equity in our financial statements. The net proceeds attributable to the warrants of $3.5 million are included in additional-paid-in capital.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and 2000

   Revenue. Revenue increased to $4.4 million in the third quarter of 2001 from $1.9 million in the corresponding quarter of 2000, an increase of $2.5 million. The increase was primarily attributable to greater sales of PhenoSense HIV and GeneSeq HIV. In addition, we were awarded National Institutes of Health ("NIH") research grants to develop new technologies to measure HIV resistance to entry inhibitors and viral replication capacity or "fitness." We plan to continue to expand our patient testing business as well as our pharmaceutical business, which is comprised of resistance testing for clinical studies, drug screening, characterization and basic research.

   Cost of product revenue. Cost of product revenue increased to $2.8 million in the third quarter of 2001 from $1.2 million in the corresponding quarter of 2000, an increase of $1.5 million. The increase in cost of product revenue was due to the higher volume of testing provided in the third quarter of 2001 and continued expansion of our clinical laboratory activities. Included in these costs are materials and supplies, labor and overhead related to the tests. We anticipate that the total cost of product revenue will increase and gross margins will improve as we increase the volume of our testing.

   Research and development. Research and development expenses increased to $3.1 million in the third quarter of 2001 from $2.9 million in the corresponding quarter of 2000, an increase of $0.2 million. These expenses are primarily related to research and development efforts to enhance our resistance testing products and include costs associated with NIH grant revenue. We expect research and development spending to increase over the next several years as we expand our research, product development and automation efforts for other viral diseases.

   General and administrative. General and administrative expenses increased to $2.9 million in the third quarter of 2001 from $2.8 million in the corresponding quarter of 2000, an increase of $0.1 million. The increase was primarily due to greater spending on salaries and benefits resulting from increased headcount and additional corporate infrastructure to support our revenue growth. The increase was partially offset by a reduction in non-cash compensation expenses related to vesting of stock and options granted prior to our initial public offering.

   Sales and marketing. Sales and marketing expenses increased to $2.4 million in the third quarter of 2001 from $1.5 million in the corresponding quarter of 2000, an increase of $0.9 million. This increase was primarily due to the deployment and expansion of our sales force and increased spending on public relations and marketing programs related to the commercialization of our products.

   Interest income. Interest income decreased to $223,000 in the third quarter of 2001 from $661,000 in the corresponding quarter of 2000, a decrease of $438,000. This decrease was primarily due to lower average cash balances resulting from expenditures made to support growth in company operations and lower interest rates.

   Interest expense. Interest expense increased to $111,000 in the third quarter of 2001 from $64,000 in the corresponding quarter of 2000, an increase of $47,000. This increase was primarily due to increased equipment financing.

Nine Months Ended September 30, 2001 and 2000

   Revenue. Revenue increased to $12.3 million in the first nine months of 2001 from $4.7 million in the corresponding period of 2000, an increase of $7.6 million. The increase was primarily attributable to greater sales of PhenoSense HIV and GeneSeq HIV resulting from increased market penetration. In addition, we were awarded NIH research grants to develop new technologies to measure HIV resistance to entry inhibitors and viral replication capacity or "fitness." We plan to continue to expand our patient testing business as well as our pharmaceutical business, which is comprised of resistance testing for clinical studies, drug screening, characterization and basic research.

   Cost of product revenue. Cost of product revenue increased to $8.2 million in the first nine months of 2001 from $3.4 million in the corresponding period of 2000, an increase of $4.8 million. The increase in cost of product revenue was due to the higher volume of testing provided in the nine months of 2001 and continued expansion of our clinical laboratory activities. Included in these costs are materials and supplies, labor and overhead related to the tests. We anticipate that the total cost of product revenue will increase and gross margins will improve as we increase the volume of our testing.

   Research and development. Research and development expenses increased to $8.8 million in the first nine months of 2001 from $7.6 million in the corresponding period of 2000, an increase of $1.2 million. These expenses are primarily related to research and development efforts to enhance our resistance testing products and include costs associated with NIH grant revenue. We expect research and development spending to increase over the next several years as we expand our research, product development and automation efforts for other viral diseases.

   General and administrative. General and administrative expenses increased to $8.4 million in the first nine months of 2001 from $7.9 million in the corresponding period of 2000, an increase of $0.5 million. The increase was primarily due to greater spending on salaries and benefits resulting from increased headcount and additional corporate infrastructure to support our revenue growth. The increase was partially offset by a reduction in non-cash compensation expenses related to granting stock and options prior to our initial public offering.

   Sales and marketing. Sales and marketing expenses increased to $7.0 million in the first nine months of 2001 from $3.4 million in the corresponding period of 2000, an increase of $3.6 million. This increase was primarily due to the deployment and expansion of our sales force and increased spending on public relations and marketing programs related to the commercialization of our products.

   Interest income. Interest income decreased to $1.0 million in the first nine months of 2001 from $1.3 million in the corresponding period of 2000, a decrease of $0.3 million. This decrease was primarily due to lower average cash balances resulting from expenditures made to support growth in company operations and lower interest rates.

   Interest expense. Interest expense increased to $323,000 in the first nine months of 2001 from $192,000 in the corresponding period of 2000, an increase of $131,000. This increase was primarily due to increased equipment financing.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for the Company's year ending December 31, 2001. The Company does not currently hold any derivatives and therefore the adoption of SFAS 133 had no impact on the Company's financial statements.

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." SFAS 144 will be effective on April 1, 2002. The adoption of SFAS 144 is not expected to have a significant impact on the Company's financial position.

LIQUIDITY AND CAPITAL RESOURCES

   We have financed our operations since inception primarily through public and private sales of common and preferred stock and equipment financing arrangements. As of September 30, 2001, we had an accumulated deficit of approximately $72.3 million. Management expects to continue to incur substantial operating losses for at least the next year primarily as a result of expected increases in expenses for:

   -  Expanding patient sample processing capabilities

   -  Research and product development costs

   -  Sales and marketing

   - Additional clinical laboratory and research space and other necessary facilities

   -  General and administrative costs

   Net cash used in operating activities was $17.3 million and $12.6 million for the nine months ended September 30, 2001 and 2000, respectively. Cash used in operating activities primarily relates to ongoing operating losses as discussed above.

   Net cash provided by investing activities was $1.0 million for the nine months ended September 30, 2001, and net cash used in investing activities was $36.5 million for the nine months ended September 30, 2000. In September 2001, we received $2.6 million as an advance from a subtenant as specified in the sublease agreement. The higher amount used in investing activities in 2000 is due to the investment of our initial public offering proceeds.

   Net cash provided by financing activities was $13.9 million and $47.9 million for the nine months ended September 30, 2001 and 2000, respectively. During the third quarter of 2001, we completed an offering of Series A Preferred Stock with warrants for an aggregate purchase price of $16.25 million. See Series A Redeemable Convertible Preferred Stock disclosure in the overview section of the Management's Discussion and Analysis above. The higher amount for 2000 is due primarily to the sale of Series C preferred stock for approximately $15.7 million in January and February 2000 and the proceeds from our initial public offering.

   We believe that our available cash, investments and short-term restricted cash of $18.5 million as of September 30, 2001, available borrowing capacity under existing equipment financing arrangements and cash flows generated from subletting a portion of our facilities will be adequate to fund our operations to at least the second quarter of 2002. In addition, we plan to continue to evaluate with our investment bankers, UBS Warburg LLC and CIBC World Markets, various strategic opportunities, including research and development collaborations, international alliances, marketing partnerships, and financing opportunities.

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

     We lease 120,000 square feet of laboratory and office space in South San Francisco, California. We began leasing 54,000 square feet of this laboratory and office space in July 2001. Initially, this facility will provide more space than is required for our planned operations. As a result, we sublet approximately 40,000 square feet to a third party for approximately two years, commencing October 1, 2001. In September 2001, we received $2.6 million as an advance from our subtenant as specified in the sublease agreement. We have committed to spend an additional $1 million in tenant improvements for the new facility. We also sublease approximately 12,000 square feet of one of our existing facilities to another third party for a term of approximately two years. The income generated from the subleases is greater than our lease obligations for those spaces. Leases on our current and future facilities expire in the years 2004 and 2011, respectively. All leases provide options to extend.

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

RISK FACTORS

   You should carefully consider the following factors and other information in this Form 10-Q when considering our company and its stock.

WE EXPECT TO INCUR FUTURE OPERATING LOSSES AND MAY NOT ACHIEVE PROFITABILITY, WHICH MAY CAUSE OUR STOCK PRICE TO FALL.

   We have experienced significant and increasing operating losses each year since our inception. We experienced net losses applicable to common stockholders of approximately $38.9 million, $20.2 million, and $8.1 million in 2000, 1999 and 1998, respectively. As of September 30, 2001, we had an accumulated deficit of approximately $72.3 million. We expect to continue to incur substantial operating losses for at least the next year primarily as a result of expected increases in expenses for:

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

   We anticipate that our existing capital resources will enable us to maintain currently planned operations to at least the second quarter of 2002. Nevertheless, due to the expected nature of our operations, we will need to secure additional financings in order to continue our business, and may need additional financings in the shorter term. We raised $16.25 million in our private placement, but these funds do not alleviate our need for future capital. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

OUR TESTING PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE, WHICH COULD LIMIT OUR FUTURE REVENUE.

   Our ability to establish phenotypic resistance testing as the standard of care to guide and improve the treatment of viral diseases will depend on physicians' and clinicians' acceptance and use of phenotypic resistance testing. Phenotypic resistance testing is still relatively new. We cannot predict the extent to which physicians and clinicians will accept and use phenotypic resistance testing. They may prefer competing technologies and products such as genotypic testing. The commercial success of phenotypic resistance testing will require demonstrations of its advantages and potential economic value in relation to the current standard of care, as well as to genotypic testing. We have introduced only one product using our proprietary PhenoSense technology, PhenoSense HIV, which we began actively marketing in November 1999. We are still in the early stages of development of new products applying our PhenoSense technology to other viral diseases. If PhenoSense HIV is not accepted in the marketplace, our ability to sell other PhenoSense products would be undermined. Market acceptance will depend on:

   - Our marketing efforts and continued ability to demonstrate the utility of PhenoSense in guiding anti-viral drug therapy, for example, through the results of retrospective and prospective clinical studies.

   - Our ability to demonstrate the advantages and potential economic value of our PhenoSense testing products over current treatment methods and other resistance tests.

OUR REVENUES WILL BE DIMINISHED IF PAYORS DO NOT AUTHORIZE REIMBURSEMENT FOR OUR PRODUCTS.

   Government and third-party payors, which reimburse patients and healthcare providers for medical expenses, are attempting to contain or reduce the costs of healthcare. This could limit the price that we can charge for our products and hurt our ability to generate revenues. In the United States, federal and state government healthcare programs have been attempting to reduce costs and otherwise implement government control of healthcare costs. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare products. Significant uncertainty exists as to the reimbursement status of new medical products like PhenoSense HIV, especially in light of any negative results from clinical studies. Third-party payors, including state payors and Medicare, have challenged the prices charged for medical products and services. If government and other third-party payors do not provide adequate coverage and reimbursement for PhenoSense HIV or other phenotypic and genotypic testing products, our revenues will be reduced.

IF WE ARE UNABLE TO EXPAND OUR SALES AND MARKETING CAPABILITIES, WE MAY NOT BE ABLE TO EFFECTIVELY COMMERCIALIZE OUR PRODUCTS.

   We currently have nineteen sales people and limited marketing resources. In order to commercialize our products effectively and to expand into additional markets, we must expand our sales and marketing capabilities or arrange with a third party to perform these services. We are currently taking steps in this direction, but we may not be able to do this successfully. On August 27, 2001, our Vice President of Sales and Marketing resigned to pursue other interests and was replaced by her direct reports in both Sales and Marketing. If we enter into co-promotion or other marketing arrangements, our share of product revenues is likely to be lower than if we directly marketed and sold our products through our own sales force. If we fail to effectively commercialize our products our revenue will be reduced.

WE HAVE LIMITED EXPERIENCE PROCESSING PATIENT SAMPLES FOR OUR RESISTANCE TESTS AND MAY ENCOUNTER PROBLEMS OR DELAYS IN PROCESSING TESTS, OR IN EXPANDING OUR AUTOMATED TESTING SYSTEMS, WHICH COULD RESULT IN LOST SALES REVENUE.

   Over the last year, we have begun to process a significant number of patient samples and are continuing to develop our quality-control procedures. In order to meet the projected demand for PhenoSense HIV, GeneSeq and other future phenotypic and genotypic resistance testing products, we will have to process many more patient samples than we are currently processing. We also have to establish more consistency with respect to test turnaround so that results are delivered in a timely manner. Thus, we need to develop and implement additional automated systems to perform our tests. We also need to, and may not be able to, develop more sophisticated software to support the automated tests, analyze the data generated by our tests, and report the results. Further, as we attempt to scale up our processing of patient samples, processing or quality control problems may arise. If we are unable to consistently process patient samples on a timely basis because of these or other factors, or if we encounter problems with our automated processes, our revenues will be limited.

WE MAY BE OBLIGATED TO REDEEM OUR SERIES A PREFERRED STOCK AT A PREMIUM TO THE PURCHASE PRICE.

   Holders of our Series A Preferred Stock have the right to require us to redeem all of the Series A Preferred Stock that they own for cash equal to the greater of (i) 115% of the original purchase price plus 115% of any accrued dividend payment thereon and (ii) the aggregate fair market value of the shares of common stock into which such shares of Series A Preferred Stock are then convertible, in any of the following situations:

   - if our common stock is not tradable on the NYSE, the AMEX, the Nasdaq National Market or the Nasdaq SmallCap market for an aggregate of twenty trading days in any nine month period

   - if we fail to remove a restrictive legend on any certificate representing any common stock issued to any holder of Series A Preferred Stock when required to do so

   - if we fail to have sufficient shares of common stock reserved to satisfy conversions of Series A Preferred Stock

   - if we fail to honor requests for conversion, or if we notify any holder of Series A Preferred Stock of our intention not to honor future requests for conversion

   - upon the institution of bankruptcy proceedings, the making of an assignment for the benefit of creditors or other similar event

   - if we sell all or substantially all of our assets, or if the control of our company changes

   - if we fail to pay any indebtedness in excess of $350,000 when due, or if there is any event of default that is likely to have a material adverse effect on us

   - if 35% or more of our voting power is held by any one person, entity or group

   - if we commit a material breach under, or otherwise materially violate the terms of, the transaction documents entered into in connection with the issuance of the Series A Preferred Stock and the warrants

   Redemption of the Series A Preferred Stock in any event described above would require us to expend a significant amount of cash that would substantially exceed the proceeds that we received in the private placement and could exceed our ability to make such payment or raise additional capital.

OUR STOCKHOLDERS COULD EXPERIENCE SUBSTANTIAL DILUTION AS A RESULT OF THE ISSUANCE OF AND TERMS OF OUR SERIES A PREFERRED STOCK AND THE RELATED WARRANTS.

    The 1,625 shares of Series A Preferred Stock that were sold in the private placement are initially convertible into approximately 6,372,561 shares of common stock. The warrants granted in connection with the sale of Series A Preferred Stock are initially exercisable for 3,186,286 shares of common stock, at an exercise price of $2.805 per share. Together, this represents about 9,558,847 shares of common stock, or 46.8% of the outstanding shares of our common stock at November 12, 2001, issuable for an approximate effective price of $2.63 per share.

   Moreover, the number of shares of common stock set forth above that we may be required to issue upon conversion of the Series A Preferred Stock and exercise of the warrants, or otherwise in connection with those securities, can increase substantially in several events, including if:

   - we issue shares of stock for less than the conversion price of the Series A Preferred Stock (initially $2.55) or the exercise price of the warrants (initially $2.805), which could be more likely given the historical volatility of our stock price and the recent volatility of stocks of companies in our industry and of the stock market in general

   - we fail to have sufficient shares of common stock reserved to satisfy conversions, exercises and other issuances

   - we fail to honor requests for conversion, or notify any holder of Series A Preferred Stock of our intention not to honor requests for conversion

   -  we fail to grant shares upon exercise of the warrants

   We are also obligated to issue additional shares of common stock every six months to the holders of the Series A Preferred Stock, which constitute preferred stock dividends as required by the terms of the Series A Preferred Stock. Initially, these issuances will equal about 118 shares of common stock for every share of Series A Preferred Stock outstanding at the time the issuance is made. The number of shares we must issue increases every six months, starting with the fourth such issuance, by 39 shares of common stock for each share of Series A Preferred Stock, up to a maximum of 275 shares of common stock for every share of Series A Preferred Stock. Assuming that all 1,625 shares of the Series A Preferred Stock remain outstanding for five years following their issuance, we will issue, which constitute preferred stock dividends, in addition to the shares issuable as described in the previous paragraph, an additional 3,321,500 shares of common stock, or 16.2% of the shares of common stock outstanding as of November 12, 2001, to the holders of the Series A Preferred Stock, for which we will receive no additional consideration.

   We may also be required to issue shares of common stock without additional consideration in the event that we fail to redeem any shares of Series A Preferred Stock when required.

   All of the foregoing issuances of common stock are likely to be substantially dilutive to the outstanding shares of common stock, especially where, as described above, the shares of common stock are issued without additional consideration. Moreover, any increase in the number of shares of common stock we are required to issue resulting from anti-dilution protection, penalties or other adjustments to the conversion or exercise prices of the Series A Preferred Stock and/or the warrants described above will further increase the anticipated dilution to the outstanding holders of our common stock. We cannot predict whether or how many additional shares of our common stock will become issuable due to these provisions.

   Any such dilution, potential dilution, or increase in dilution or potential dilution, may result in a decrease in the value of the outstanding shares of our common stock. Such a decrease in value, the risk of dilution, any actual dilution, or any increase in potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in stock price of our common stock. This could prevent us from sustaining a per share price sufficient to enable us to maintain an active trading market on the Nasdaq National Market. In addition, any downward pressure on the trading price of our common stock could encourage investors to engage in short sales, which would further contribute to a downward pricing of our common stock.

WE MAY BE REQUIRED TO OBTAIN THE CONSENT OF THE HOLDERS OF SERIES A PREFERRED STOCK BEFORE TAKING CORPORATE ACTIONS, WHICH COULD HARM OUR BUSINESS.

   Our charter documents require us to obtain the consent of the holders of the Series A Preferred Stock before we may issue securities that have senior or equal rights as the Series A Preferred Stock or incur unsecured indebtedness for borrowed money, or take other actions with respect to the Series A Preferred Stock or securities that have fewer rights than the Series A Preferred Stock. We are also required to obtain the consent of the holders of the Series A Preferred Stock before we amend or modify our certificate of incorporation or bylaws to change any of the rights of the holders of Series A Preferred Stock. While these obligations may deter a potential acquirer from completing a transaction with us, they may also prevent us from taking corporate actions that would be beneficial to our stockholders and us, such as raising capital to operate our business or maintain our capitalization or per share price in attempts to maximize stockholder volume and liquidity.

WE FACE INTENSE COMPETITION, AND IF OUR COMPETITORS' EXISTING PRODUCTS OR NEW PRODUCTS ARE MORE EFFECTIVE THAN OUR PRODUCTS, THE COMMERCIAL OPPORTUNITY FOR OUR PRODUCTS WILL BE REDUCED OR ELIMINATED.

   The commercial opportunity for our products will be reduced or eliminated if our competitors develop and market new testing products that are superior to, or are less expensive than, our phenotypic and/or genotypic resistance testing products we develop using our proprietary technologies. The biotechnology industry evolves at a rapid pace and is highly competitive. Our major competitors include manufacturers and distributors of phenotypic drug resistance technology, such as Tibotec-Virco. We also compete with makers of genotypic tests such as Applied Biosystems Group, Visible Genetics Inc. and laboratories performing genotypic testing as well as other genotypic testing referred to as virtual phenotyping. Each of these competitors is attempting to establish its test as the standard of care. Tibotec-Virco's phenotypic test and genotypic tests have been commercially available for a longer time than has PhenoSense HIV or GeneSeq HIV. Genotypic tests are cheaper and generally faster than our phenotypic resistance tests. Our competitors may successfully develop and market other testing products that are either superior to those that we may develop or that are marketed prior to marketing of our testing products. Some of our competitors have substantially greater financial resources and research and development staffs than we do. In addition, some of our competitors have significantly greater experience in developing products, and in obtaining the necessary regulatory approvals of products and processing and marketing products.

IF WE DO NOT SUCCESSFULLY INTRODUCE NEW PRODUCTS USING OUR TECHNOLOGY, WE MAY NOT ACHIEVE PROFITABILITY.

   We may not be able to develop and market resistance testing products for viral diseases other than HIV, including hepatitis B and hepatitis C. Demand for these products will depend in part on the development by others of additional anti-viral drugs to fight these diseases. Physicians will likely use our resistance tests to determine which drug is best for a particular patient only if there are multiple drug treatment options. Several anti-viral drugs are in development, but we cannot assure you that they will be approved for marketing, or if these drugs are approved that there will be a need for our resistance tests. If we are unable to develop and market resistance test products for other viral diseases, or if an insufficient number of anti-viral drug products are approved for marketing, we may not achieve profitability.

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

   We license technology that we use in our PhenoSense and GeneSeq testing from Roche Molecular Systems, Inc. We hold a non-exclusive license for the life of the patent term of the last licensed Roche patent. We believe that many of our competitors, including Tibotec-Virco and other resistance testing companies, also license this technology on non-exclusive terms. In order to maintain this license, however, we must pay royalties, make a semi-annual royalty report and participate in proficiency testing. If Roche were to terminate this license or this license was not renewed, we would have to change a portion of our testing methodology, which would halt our testing, at least temporarily, and cause us to incur substantial additional expenses.

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

WE MAY BE UNABLE TO BUILD BRAND LOYALTY BECAUSE OUR TRADEMARKS AND TRADE NAMES MAY NOT BE PROTECTED.

   Our registered or unregistered trademarks or trade names such as the name PhenoSense, PhoenoSense GT and GeneSeq, may be challenged, canceled, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build brand loyalty. Brand recognition is critical to our short term and long term marketing strategies especially as we commercialize future enhancements to our products.

OUR BUSINESS OPERATIONS AND THE OPERATION OF OUR CLINICAL LABORATORY FACILITY ARE SUBJECT TO STRINGENT REGULATIONS AND IF WE ARE UNABLE TO COMPLY WITH THEM, WE MAY BE PROHIBITED FROM ACCEPTING PATIENT SAMPLES OR MAY INCUR ADDITIONAL EXPENSES TO ATTAIN AND MAINTAIN COMPLIANCE.

   The operation of our clinical laboratory facility is subject to a stringent level of regulation under the Clinical Laboratory Improvement Amendments of 1988. Laboratories must meet various requirements, including requirements relating to quality assurance, quality control and personnel standards. Our laboratory is also subject to regulation by the state of California and various other states. We have received accreditation by the College of American Pathologists and therefore are subject to their requirements and evaluation. Our failure to comply with applicable requirements could result in various penalties, including loss of certification or accreditation, and we may be prevented from conducting our business as we do now or as we may wish to in the future.

THE FDA MAY IMPOSE MEDICAL DEVICE REGULATORY REQUIREMENTS ON OUR TESTS, INCLUDING POSSIBLY PREMARKET APPROVAL REQUIREMENTS, WHICH COULD BE EXPENSIVE AND TIME-CONSUMING AND COULD PREVENT US FROM MARKETING THESE TESTS.

   In the past, the FDA has not required that genotypic or phenotypic testing conducted at a clinical laboratory be subject to premarketing clearance or approval, although the FDA has stated that it believes its jurisdiction extends to tests generated in a clinical laboratory. We received a letter from the FDA in September 2001 that asserted such jurisdiction over in-house tests like ours, but which also stated the FDA is not currently requiring premarket approval for HIV monitoring home brew tests, provided that the promotional claims for such tests are limited to its analytical capabilities and do not mention the benefit of making treatment decisions on the basis of test results. The FDA letter also asserted that our GeneSeq test is misbranded if test reports do not include a statement disclosing that the test has not been cleared or approved by the FDA. The FDA has indicated in discussions that the focus of the letter was our genotypic tests not our phenotypic tests, but there is no certainty its focus will remain narrow.

   We have had and plan to have additional discussions with the FDA related to its positions set forth in the letter. We plan to either add the requested disclosure statement to our genotypic test reports, or begin using a different reagent in our tests so that the statement might no longer be applicable or required. In any event, we do not at this point believe the FDA will require us to take steps that materially affect our business or financial performance, but we cannot guarantee this will remain the case.

   We cannot be sure that the FDA will accept the steps we take, or that the FDA will not require us to alter our promotional claims or undertake the expensive and time-consuming process of seeking premarket approval with clinical data demonstrating the sensitivity and specificity of our tests. If premarket approval is required, we cannot be sure that we will be able to obtain it in a timely fashion or at all; and in such event the FDA would have authority to require us to cease marketing tests until such approval is granted.

   In general, we cannot predict the extent of future FDA regulation of our business. We might be subject in the future to greater regulation, or different regulations, that could have a material effect on our finances and operations. If we fail to comply with existing or additional FDA regulations, it could cause us to incur civil or criminal fines and penalties, increase our expenses, prevent us from increasing revenues, or hinder our ability to conduct our business.

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

IF A DISASTER STRIKES OUR BUSINESS, WE MAY BE UNABLE TO RECEIVE AND OR PROCESS OUR CUSTOMERS' SAMPLES FOR A SUBSTANTIAL AMOUNT OF TIME AND WE WOULD LOSE REVENUE.

   We rely on a single clinical laboratory facility to process patient samples for our tests, which are received via delivery service or mail, and have no alternative facilities. We will also use this facility for conducting other tests we develop, and even if we move into different or additional facilities they will likely be in close proximity to our current clinical laboratory. Our clinical laboratory and some pieces of processing equipment are difficult to replace and could require substantial replacement lead-time. Our processing facility may be affected by natural disasters such as earthquakes and floods. Earthquakes are of particular significance since our clinical laboratory is located in South San Francisco, California, an earthquake-prone area. In the event our existing clinical laboratory facility or equipment is affected by man-made or natural disasters, we would be unable to process patient samples and meet customer demands or sales projections. If our patient sample processing operations were curtailed or ceased, we would not be able to perform our tests and we would lose revenue.

CONCENTRATION OF OWNERSHIP AMONG OUR EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS MAY PREVENT INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

   At November 12, 2001, our directors, entities affiliated with our directors and our executive officers owned, in the aggregate, approximately 22% of our outstanding common stock. These stockholders, as a group, are able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in our control at a premium price if these stockholders oppose it.

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

   -  Litigation

   -  Economic and other external factors or a disaster or crisis

   -  Period-to-period fluctuations in financial results

IF OUR STOCKHOLDERS SELL SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK, THE MARKET PRICE OF OUR COMMON STOCK MAY FALL.

   If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants and upon the conversion of the Series A Preferred Stock, the market price of our common stock may fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Sales of a substantial number of shares could occur at any time. This may have an adverse effect on the price of our common stock and may impair our ability to raise capital in the future.

PROVISIONS OF OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY INHIBIT A TAKEOVER, WHICH COULD LIMIT THE PRICE INVESTORS MIGHT BE WILLING TO PAY IN THE FUTURE FOR OUR COMMON STOCK.

   Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing an acquisition or merger in which we are not the surviving company or changes in our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions could discourage acquisitions or other changes in our control and otherwise limit the price that investors might be willing to pay in the future for our common stock.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

       None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   (a) None.

   (b) On June 29, 2001 and September 27, 2001, we issued an aggregate of 1,625 shares of Series A Preferred Stock. The rights, preferences and privileges of the Series A Preferred Stock are set forth in the Certificate of Designations, Preferences and Rights filed with the Delaware Secretary of State (the "Certificate"). The issuance of the Series A Preferred Stock has limited certain rights of our common stockholders as more fully detailed in the Certificate, including, but not limited to, the following: (i) the Series A Preferred Stock ranks senior to the common stock as to the distribution of assets upon our liquidation, dissolution or winding up and (ii) we may be required to obtain the consent of the holders of Series A Preferred Stock before taking certain corporate actions, which limits the voting control of the common stockholders. See also (i) the description of the Series A Preferred Stock in Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations and (ii) the risk factor titled "We May Be Required to Obtain the Consent of the Holders of Series A Preferred Stock Before Taking Corporate Actions, Which Could Harm Our Business" in Part I, Item 3 Quantitative and Qualitative Disclosures about Market Risk.

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

            From the time of the receipt through September 30, 2001, we used approximately $26.6 million of the net proceeds for operating activities and capital expenditures. The remaining net proceeds of approximately $4.6 million are invested in interest-bearing cash accounts or short-term investments with strong credit ratings. For further information about our investment policy, refer to the notes included in our Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   During the quarter, we filed a proxy and solicited shareholder approval for the sale of $16.25 million of Series A Preferred Stock in a private placement. A special meeting was held on August 30, 2001.

   The voting for the proposal was as follows:

                Votes For        Votes Against        Abstentions
                ---------        -------------        -----------
               11,126,290           513,040              9,675

ITEM 5. OTHER INFORMATION

   On September 13, 2001, we announced the appointment of Karen E. Hartwig as Vice President of Marketing. In connection with Ms. Hartwig's employment, she entered into an Executive Severance Benefits Agreement effective September 13, 2001.

   On September 13, 2001, we announced the appointment of Tien T. Bui as Vice President of Sales. In connection with Ms. Bui's employment, she entered into an Executive Severance Benefits Agreement effective September 13, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

      EXHIBIT
      NUMBER                                CAPTION
      -------                               -------
      3.1(1)       Amended and Restated Certificate of Incorporation, as
                   currently in effect.

      3.2(2)       Bylaws, as currently in effect.

      4.1(4)       Certificate of Designations, Preferences and Rights of
                   Series A Convertible Preferred Stock

      4.2(3)       Form of Stock Purchase Warrant.

     10.1(3) Securities Purchase Agreement, dated as of June 29, 2001, by and among ViroLogic, Inc. and each of the Purchasers.

     10.2(3)       First Registration Rights Agreement, dated as of June 29,
                   2001, by and between ViroLogic, Inc. and each of the Purchasers.

     10.3(3)       Second Registration Rights Agreement, dated as of June 29,
                   2001 by and between ViroLogic, Inc. and each of the Purchasers.

------------

(1) Filed as an exhibit to our Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.

(2) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(3) Filed as an exhibit to our Current Report on Form 8-K filed on July 6, 2001 and incorporated herein by reference.

(4) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

    (b) Reports on Form 8-K

    On July 6, 2001, we filed a report on Form 8-K announcing agreements to sell $16.25 million of Series A Preferred Stock in a private placement.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on November 13, 2001.


                                 By:            /s/ WILLIAM D. YOUNG
                                     -------------------------------------------
                                                    William D. Young
                                                 Chief Executive Officer
                                              (Principal Executive Officer)


                                 By:            /s/ KAREN J. WILSON
                                     -------------------------------------------
                                                    Karen J. Wilson
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBITS INDEX

     EXHIBIT
     NUMBER                                 CAPTION
     -------                                -------
      3.1(1)      Amended and Restated Certificate of Incorporation, as
                  currently in effect.

      3.2(2)      Bylaws, as currently in effect.

      4.1(4)      Certificate of Designations, Preferences and Rights of
                  Series A Convertible Preferred Stock

      4.2(3)      Form of Stock Purchase Warrant.

     10.1(3) Securities Purchase Agreement, dated as of June 29, 2001, by and among ViroLogic, Inc. and each of the Purchasers.

     10.2(3)      First Registration Rights Agreement, dated as of June 29,
                  2001, by and between ViroLogic, Inc. and each of the Purchasers.

     10.3(3)      Second Registration Rights Agreement, dated as of June 29,
                  2001 by and between ViroLogic, Inc. and each of the Purchasers.

------------

(1) Filed as an exhibit to our Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.

(2) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(3) Filed as an exhibit to our Current Report on Form 8-K filed on July 6, 2001 and incorporated herein by reference.

(4) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.