Form 10-K
period 2001-12-31
VIROLOGIC INC
filed 2002-03-29
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                 to

Commission File No. 000-30369

VIROLOGIC, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3234479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification no.)
270 East Grand Avenue South San Francisco, California (Address of principal executive offices)	94080 (Zip code)

Registrant’s Telephone Number, Including Area Code: (650) 635-1100

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☐.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 28, 2002 was $32,864,238.*

      The number of shares outstanding of the Registrant’s Common Stock was 22,972,881 as of March 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      The registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2002 Annual Meeting of Stockholders to be held on May 16, 2002 (the “2002 Annual Meeting”), is incorporated by reference into Part III of this Report.

      Certain exhibits filed with the Registrant’s (i) Registration Statement on Form S-1 (Registration No. 333-30896), as amended, (ii) Quarterly Reports on Form 10-Q for the three months ended September 30, 2000, March 31, 2001 and June 30, 2001, (iii) Annual Report on Form 10-K for the year ended December 31, 2000, (iv) Current Report on Form 8-K filed July 6, 2001 and (v) Current Report on Form 8-K filed March 26, 2002 are incorporated by reference into part IV of this Report.

*	Excludes 8,928,335 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds 5% of the Registrant’s Common Stock outstanding. The number of shares owned by such persons was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

      This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding our PhenoSense and GeneSeq testing products, the growth of our pharmaceutical business, research and development expenditures, adequacy of our capital resources, and other financial matters. These statements, which sometimes include words such as “expect,” “goal,” “may,” “anticipate,” “should,” “continue,” or “will,” reflect our expectations and assumptions as of the date of this Annual Report based on currently available operating, financial and competitive information. Actual results could differ materially from those in the forward-looking statements as a result of a number of factors, including our ability to raise additional capital, the market acceptance of our resistance testing products, the effectiveness of our competition’s existing products and new products, the ability to effectively manage growth and the risks associated with our dependence on patents and proprietary rights. These factors and others are more fully described in “Risk Factors Related to Our Business” and elsewhere in this Form 10-K. We assume no obligation to update any forward-looking statements.

PART I

Item 1. Business

      We are a biotechnology company developing, marketing and selling innovative products to guide and improve treatment of viral diseases. We incorporated in the state of Delaware on November 14, 1995 and commenced commercial operations in 1999. We developed a practical way of directly measuring the impact of genetic mutations on drug resistance and using this information to guide therapy. We have proprietary technology, called PhenoSense, for testing drug resistance in viruses that cause serious viral diseases such as HIV/AIDS, hepatitis B and hepatitis C. Our first product, PhenoSense HIV, is a test that directly and quantitatively measures resistance of a patient’s HIV to anti-viral drugs. Our second product, GeneSeq HIV examines and evaluates the genetic sequences of a patient’s HIV. Our third product, PhenoSense GT combines PhenoSense HIV and GeneSeq HIV into one test on an integrated report to provide the most comprehensive drug resistance information available to assist physicians in selecting optimal treatments for their patients. In addition, we perform resistance testing and research for industry, academia and government for clinical studies, drug screening/ characterization and basic research. We are also developing resistance testing products for serious viral diseases other than HIV. In addition, we are collecting resistance test results and related clinical data in an interactive database that we may use to assist our pharmaceutical customers in drug marketing and drug development and make available to physicians for use in therapy guidance. Our products and products in development, which, if completed, might be stand-alone product offerings or incorporated into our existing offerings, include: (i) PhenoSense HBV and GeneSeq HBV, for hepatitis B; (ii) PhenoSense HCV and GeneSeq HCV, for hepatitis C; (iii) an entry assay to measure HIV resistance to entry inhibitors; (iv) an entry assay to assist in the development of HIV vaccines; and (v) a test to measure viral fitness, which is a measure of a virus’ ability to reproduce and infect new cells. We believe our products have the potential to revolutionize the way physicians treat many serious diseases.

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

The Viral Drug Resistance Crisis

      Viruses are so adaptive that the drugs used to fight them can become ineffective, making many serious viral diseases almost impossible to cure. Currently available anti-viral drugs interfere with key viral functions to prevent viruses from replicating, and therefore slow the progression of disease. However, these drugs are typically effective for only a limited time because viruses develop resistance to them through mutation, making the therapy less effective. A resistant virus is one that is less sensitive to the drug that is administered. Mutant viruses resistant to a particular drug therapy continue to replicate while the others are eliminated. Over time the mutant, resistant virus predominates and the drug therapy fails. In response to this effect, physicians now use anti-viral drugs in combination, attacking different targets within a virus simultaneously. Combination therapy slows replication more effectively than a single drug, further delaying the development of drug resistance. In the short term, combination therapy has helped many patients. However, even combination therapy eventually fails in a great majority of patients, due in large part to the fact that the virus becomes resistant to some or all of the drugs used in combination.

      This drug resistance crisis is most serious in HIV/AIDS. There are currently sixteen FDA-approved drugs used in various combinations to treat HIV infections. Combination therapy requires each drug in the combination to be active for therapy to be most effective. If any of the drugs are not active, the therapy will likely fail more quickly. To make matters worse, each treatment failure increases the risk that the next drug combination will not work, or work for a shorter period of time, and leaves the patient with fewer future treatment options. Additionally, drug resistant viruses are transmitted to newly infected individuals, increasing the risk that initial treatment for those individuals will not work. New drugs with increased potency and activity against drug resistant viruses are not becoming available in time to overcome this crisis. Consequently, physicians are faced with the challenge of tailoring therapy to individual patients numerous times per year for many patients.

Resistance Testing

      When anti-viral therapy does not completely suppress viral replication, drug resistant variants can emerge rapidly, within days to weeks. If left unchecked, patients may be at greater risk of becoming more seriously ill unless effective drugs are promptly administered. Until a few years ago, physicians chose drugs without drug resistance tests based on a patient’s treatment history and assumptions regarding drug resistance of the patient’s virus, without knowing to which drugs the patient’s virus was resistant, and frequently changed all drugs in a treatment regimen even when some might have still been effective. When physicians inadvertently select ineffective drugs, patients become more seriously ill, suffer toxic side effects, and unnecessarily bear the costs of the drugs.

      To achieve long-term clinical benefit, physicians must select drugs that maximally suppress viral replication and avoid drugs to which a patient’s virus is resistant. We believe that long term solutions will rely on drug resistance tests and information systems that can guide physicians in selecting the most effective drugs against the patient’s virus and avoiding drugs to which the patient’s virus is resistant. The need for resistance testing has been affirmed in guidelines from panels led by the U.S. Department of Health and Human Services, the International AIDS Society-USA and the EuroGuidelines Group, recommending that resistance tests be routinely used when treating HIV patients. Resistance tests can also assist pharmaceutical companies in the development of drugs to target resistant viruses. In fact, a November 1999 FDA advisory committee recommended emphatically that resistance testing be used in the development of all new anti-viral drugs for HIV.

      Phenotypic tests determine “phenotype,” which refers to an organism’s outward appearance or functional characteristics. For example, eye color is a phenotype. One viral phenotype is the ability to replicate in the presence of anti-viral drugs, also referred to as “drug resistance.” Phenotypic drug resistance tests directly measure the sensitivity of a patient’s virus to anti-viral drugs by adding a drug to a virus sample and determining whether the virus is able to replicate in the presence of the drug. These tests eliminate much of the guesswork in making treatment decisions by providing the physician with direct information about drug resistance of a patient’s virus.

      Early phenotypic tests required culturing, or growing viruses in the laboratory. These tests were slow, labor intensive and not easily automated. Since viruses mutate while growing in culture, the process could produce inaccurate results since the virus in culture may be different from the virus in the patient. As a result, early phenotypic testing was impractical for patient management. In the absence of practical phenotypic drug resistance tests, clinicians began to use genotypic tests in an attempt to predict drug resistance indirectly. Genotypic tests detect mutations in the underlying gene sequence, or genotype of the virus, and attempt to correlate these mutations with drug resistance.

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

      We believe our PhenoSense technology meets the needs of physicians and patients because it is:

•	Direct: detects drug resistance of viruses without need for complex interpretation of mutations

•	Quantitative: measures the degree of drug resistance and susceptibility, providing more than a “yes” or “no” answer

•	Reliable: results are accurate and reproducible

•	Comprehensive: can evaluate drug resistance to all currently available anti-viral drugs

•	Versatile: can be modified to evaluate new classes of anti-viral drugs

•	User-Friendly: results are easy to read and understand

•	Rapid: can be performed in eight to ten days, much faster than other phenotypic resistance tests

      The cornerstone of our PhenoSense technology is a proprietary vector, which we call the “resistance test vector.” This vector is a strand of viral genes that replicates when introduced into a living cell. Our vector includes two key elements. The first is a gene that produces a protein that can be easily detected, which we call an “indicator.” An example of an indicator we use is luciferase, which is responsible for the glow of fireflies. The second key element is one or more specific genes derived from the patient’s virus. These genes correspond to the targets of the anti-viral drugs being tested. For example, many HIV drugs target an enzyme called protease that is needed for HIV to replicate. We incorporate the gene that makes protease into the vector for our HIV drug resistance test.

      To perform our PhenoSense tests, we:

•	Obtain a blood sample from the patient

•	Isolate and inactivate the virus

•	Copy the viral genes corresponding to the drug targets

•	Insert these genes into the vector

•	Introduce the assembled vector into living cells in a test tube

•	Add anti-viral drugs to the cells

•	Allow the vector to complete a single round of replication

•	Measure the replication of the vector using the indicator

      The amount of indicator we detect is used to measure drug resistance. For example, we measure the amount of light produced by luciferase in our PhenoSense HIV test. If the virus is sensitive to the drug being tested, less light is detected. If the virus is resistant to the drug, more light is detected.

      We report our resistance test results using illustrative curve diagrams. We plot the amount of luciferase, which corresponds to the amount of virus replication, on the vertical axis against the amount of drug administered on the horizontal axis. We generate curves for both a patient’s virus and a drug-sensitive control virus, and compare the two curves to quantitatively measure drug resistance. Viruses with increased resistance require more drugs to inhibit replication. We produce curves for each available drug.

Our Strategy

      Our objective is to be the world leader in developing and commercializing products and information systems to guide treatment of serious diseases. Our first products are in the field of HIV/ AIDS; future target therapeutic areas include hepatitis and oncology. Key elements of our strategy are to:

•	Establish ViroLogic As The World Leader In Drug Resistance. We believe we have firmly established ourselves as a prominent force in the medical and scientific community in the field of HIV drug resistance. We present important new scientific discoveries at major meetings each year and publish those findings in prominent peer-reviewed journals. Many of the major pharmaceutical companies have partnered with ViroLogic in training their organizations on the topic of HIV drug resistance and in educating the physician community.

•	Successfully Commercialize our Product Portfolio. We are currently marketing PhenoSense HIV, PhenoSense GT and GeneSeq HIV to physicians directly and through scientific publications, clinical trials and scientific meetings, and to patients through direct-to-patient advertising. We market our products directly to physicians in the United States through our own sales force, primarily focusing on the 1,000 leading HIV physicians who treat approximately 80% of the total HIV/ AIDS patient population. We also conduct educational symposia and programs on HIV drug resistance and resistance testing for physicians, patients and treatment educators throughout the country. We have collaborative agreements with two major pharmaceutical companies and informally work with many others to educate physicians about resistance testing.

•	Provide Broad, Easy Access to our Products. We have created broad access to our current commercial products from both reimbursement and distribution standpoints. We have advocated and achieved established coverage policies for our marketed products throughout the country, with now over 75% of HIV/AIDS patients having access to coverage. Our products are also available either directly from us or through major national and regional reference labs.

•	Apply Our Technology to Drug Discovery and Development. We are applying our technology to create tools for pharmaceutical companies to help them determine how patients will respond to particular drugs, to assist them in screening drug candidates and to use in other drug discovery efforts. We are also assembling a library of resistance test vectors for testing of drug compounds and candidates. We are currently engaged in testing agreements with numerous pharmaceutical companies to conduct clinical trial and drug characterization work and we intend to enter into additional partnerships to jointly discover and develop drug candidates for the treatment of HIV and other viral diseases.

•	Expand Our PhenoSense Technology to Other Serious Diseases. Using our proprietary PhenoSense technology, we intend to develop phenotypic drug resistance testing products for other diseases. We are currently developing phenotypic and genotypic resistance tests for hepatitis B and hepatitis C. We also believe that as the next generation of cancer drugs gain wide acceptance and use, they will provide a promising application for ViroLogic’s platform therapy guidance technologies.

•	Maintain a Strong Intellectual Property Portfolio. We have patent coverage for our PhenoSense HIV product and patent applications directed to our other products. As we expand into new areas and diversify our business, we intend to build strong intellectual property positions to maintain our competitive advantage.

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

      HIV now affects nearly one million people in the United States and over 40 million people worldwide. Sixteen anti-viral drugs are FDA-approved for treatment of HIV infection and more than 25 additional drugs are currently being tested in clinical trials. Despite the availability of anti-viral drugs, HIV is difficult to treat effectively because it replicates rapidly and becomes resistant to individual anti-viral drugs. Selecting the right drugs when treating HIV patients is often difficult when physicians have limited information about the susceptibility to specific anti-viral drugs of the HIV infecting an individual patient.

      Physicians are increasingly using resistance testing because drug resistance in HIV/AIDS treatment has become a serious crisis. Guidelines for the management of patients with HIV, issued by separate panels led by the U.S. Department of Health and Human Services and the International AIDS Society-USA each recommend that resistance tests be routinely used for HIV patients. The guidelines also state that it is reasonable to use resistance testing when selecting an initial anti-viral drug regimen because transmission of drug resistant strains of HIV is well documented. In addition, the FDA Antiviral Drugs Advisory Committee in November 1999 emphatically recommended that resistance tests should be utilized in the development of new anti-viral drugs for HIV.

      All currently FDA-approved HIV drugs target an important step in the replication cycle of HIV. One group of drugs, called “reverse transcriptase inhibitors,” blocks the virus from copying its genetic material. Another group, called “protease inhibitors,” blocks the formation of viral proteins that are necessary for the virus to infect other cells. The vectors used in our PhenoSense HIV test incorporate the protease and reverse transcriptase gene segments from the virus of the patient being tested. A new group of HIV drugs, called “virus entry inhibitors,” blocks HIV from entering new cells, thereby preventing the spread of the virus in the body. PhenoSense HIV has been expanded to test this new group of drugs. Based on our knowledge of the mechanism of action of all of the HIV drugs currently in development, we believe we will be able to incorporate appropriate genes corresponding to the targets of the new drugs into our PhenoSense HIV vector, such as HIV integrase inhibitors or assembly inhibitors.

      More than five prospective clinical trials have demonstrated that the use of resistance testing to guide selection of anti-viral drug treatment regimens leads to significantly better treatment outcomes than therapy selection without resistance testing. These trials included patients who had failed one or more standard combination therapy regimens. Patients in these trials who had their therapy guided by resistance tests subsequently had, on average, significantly lower amounts of virus in their blood; and there were a significantly higher percentage of patients with undetectable levels of virus in their blood after therapy. A fourth prospective clinical trial sponsored by the California Collaborative Treatment Group, or CCTG, and ViroLogic showed a similar benefit in the use of PhenoSense HIV to guide selection of anti-viral drug treatment over selection of therapy without resistance testing in patients with extensive prior anti-viral treatment or viruses that are more highly drug resistant; although this trial did not show a difference in primary endpoints.

      We have, with our collaborators, performed over 25 retrospective clinical trials that support the conclusion that resistance testing of HIV patients, and specifically the use of PhenoSense HIV, improves their treatment outcomes. These studies have evaluated over 2,500 patients in many different clinical settings, at various stages of HIV disease, and with various treatment histories. The studies have assessed newly infected adult patients, adult patients treated previously with one or more treatment regimens, pregnant patients, and pediatric patients. These studies have demonstrated that the results of PhenoSense HIV were significantly associated with better treatment outcomes, generally as measured by greater reductions in viral load in the patients. In addition, studies have shown that patients treated with a new regimen that included a greater number of susceptible drugs, as determined by PhenoSense HIV, had a significantly greater reduction in viral load than those patients whose new regimen included fewer susceptible drugs. A landmark clinical study that used PhenoSense HIV showed the rates of drug-resistant HIV transmission in North America have nearly quadrupled over the past five years, demonstrating the value of resistance tests for newly infected patients. Another landmark study of drug resistance, as measured by PhenoSense HIV, that was reflective of 209,000 HIV patients throughout the United States detected the presence of virus with reduced susceptibility to one or more drugs in 78% of patients with detectable levels of HIV in their blood. The data from these clinical studies have dramatically increased the awareness of physicians and public health groups to the importance of drug resistance tests in patient management.

GeneSeq HIV

      We have commercialized a genotypic test we call GeneSeq HIV. Genotypic tests identify gene sequence mutations that may be associated with resistance to certain drugs. We have developed GeneSeq HIV as a tool to examine and evaluate the genetic sequences of patients’ HIV. We are also developing rules correlating genotypic and phenotypic results to improve genotypic interpretation and our understanding of drug resistance and have incorporated many of those rules into our genotypic algorithm. We sell GeneSeq HIV to physicians who request genotypic testing and pharmaceutical companies that are developing new drugs. We may use the genetic sequence information and the rules as a component of the database supporting our Therapy Guidance System described below.

PhenoSense GT

      PhenoSense GT is the first and only available drug resistance test using phenotypic test results supplemented by genotypic information to provide physicians with comprehensive resistance information on one integrated, easy-to-interpret report. It is our latest product to help physicians and patients individualize treatment regimens to fight HIV. PhenoSense GT was designed in response to an increasing number of physicians ordering both phenotypic and genotypic tests for their patients.

PhenoSense HBV

      We are currently applying our PhenoSense technology to develop a test to analyze drug resistance of hepatitis B virus, or HBV. HBV infection is a leading cause of liver disease and liver cancer, and leads to more than one million deaths worldwide each year. The Center for Disease Control and Prevention estimates that there are over one million people in the United States chronically infected with HBV, and over 350 million people chronically infected worldwide, mostly in Asia. We estimate that approximately half of those chronically infected would benefit from anti-viral drug therapy.

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

      The FDA has approved two drugs for the treatment of HBV infection and more than 15 drugs are in preclinical or clinical stages of development. Many of these drugs target HBV reverse transcriptase, which acts in a manner similar to HIV reverse transcriptase, to prevent the virus from copying its genes. Research efforts are ongoing to discover drugs that target other aspects of HBV’s life cycle, such as the assembly of HBV viruses, or the entry of HBV into liver cells. Based on our knowledge of the mechanism of action of these drugs in research, we believe that we will be able to incorporate genes corresponding to the targets of these drugs into our PhenoSense HBV vector.

      As the use of HBV drugs increases, we expect the demand for PhenoSense HBV to grow dramatically. Prior to that time, we expect PhenoSense HBV will be used in discovery and development of new HBV drugs.

PhenoSense HCV

      We are currently applying our PhenoSense technology to develop a test to analyze drug resistance of hepatitis C virus, or HCV. HCV infection causes liver disease and liver cancer, similar to HBV. The CDC estimates that four million people in the United States and more than 170 million people worldwide are infected with HCV. We estimate that approximately 75% of patients infected with HCV may benefit from anti-viral drug therapy.

      HCV replicates and mutates at extremely high rates inside an infected patient, similar to HIV and HBV. The virus is likely to develop resistance to drugs being developed for treatment. Complex combinations of drugs may then be required to increase the success of treatment. As a result, a number of major pharmaceutical companies are discovering and developing new drugs for HCV.

      HCV drugs are in development that target many different aspects of HCV’s life cycle. Similar to HIV drugs, there are efforts to develop HCV protease inhibitors as well as drugs that block the replication of the genetic material of HCV or the production of HCV proteins. Based on our knowledge of the mechanism of action of these drugs in research, we believe we will be able to incorporate appropriate genes that correspond to the targets of these drugs into our PhenoSense HCV vector.

      We expect PhenoSense HCV will be utilized to assist in the discovery and development of HCV drugs and the assessment of drug resistance in HCV patients. As effective treatments for HCV become more widely available, we intend to offer PhenoSense HCV to assist physicians in drug treatment decisions.

Viral Fitness Test

      We have developed an enhancement of our PhenoSense technology to measure viral fitness. Viral fitness is a measure of a virus’ ability to replicate and infect new cells. It is different from resistance in that it is a measure of the virus’ ability to replicate in the absence of anti-viral drugs, rather than a measure of drug activity against the virus. While this technology is new, we believe that there will be numerous applications for our Viral Fitness Test. For example, in a heavily treated patient infected with a resistant strain of virus with low viral fitness, a physician may choose to maintain that patient on the regimen even though it does not fully suppress the virus.

Pharmaceutical Customers

      We perform resistance testing and research for industry, academia and government for clinical studies, drug screening/ characterization and basic research. Given the FDA’s endorsement of the important role of resistance testing in drug development, and the large number of drugs in development for HIV and other viral diseases, our pharmaceutical product and service offerings have become a significant aspect of our business.

      Clinical Trials. Because clinical trials are the most expensive part of drug development, pharmaceutical companies are trying to improve the outcomes of clinical trials by using the methods of “pharmacogenomics,” the scientific discipline focused on how genetic differences among patients determine or predict responsiveness or adverse reactions to particular drugs. In a similar way, pharmaceutical companies are applying our PhenoSense technology to help select patients for clinical trials. This selection process may allow companies to guide important drug development decisions before large resource commitments are made. To date, we have signed testing agreements with most pharmaceutical companies involved in AIDS drug development, including: Agouron, Abbott Laboratories, Bristol-Myers Squibb, Chiron Corporation, DuPont Pharmaceuticals, Gilead Sciences, GlaxoSmithKline, Hoffmann-La Roche Ltd., Merck and Co., Pfizer, Triangle Pharmaceuticals and Vertex Pharmaceuticals. We are involved in more than 70 clinical research and drug characterization studies with these pharmaceutical companies as well as other government and academic organizations evaluating a number of HIV drugs and drug regimens.

      We are growing our clinical research business by applying our technology and expertise to new HIV targets and other serious viral diseases. We are collecting resistance test results and related clinical data in an interactive database, which we call a Therapy Guidance System, that we may use to assist our pharmaceutical customers in drug marketing and drug development and make available to physicians for use in therapy guidance. We are conducting collaborative research with numerous key investigators to define the role of viral replication capacity in patient management using our Viral Fitness Test and we have established relationships with several pharmaceutical companies to use our PhenoSense HIV Entry Assay in the development of the new HIV entry inhibitor drugs and vaccine candidates. As PhenoSense HBV and HCV are developed, we intend to expand our clinical trial business into those disease areas as well.

      Drug and Vaccine Discovery. Two important components of our Therapy Guidance System include the database of viral resistance data and information and our specimen library comprised of resistance test vectors, virus clones and site-directed mutants. Using these tools as a foundation, we are developing a pharmacogenomics capability for use in screening potential drugs or vaccines. We believe our drug resistance technology can be supplemented and enhanced to provide more extensive information about the activity of chemical compounds than conventional assays. We expect to enter into additional corporate partnerships to jointly discover and develop drug candidates for the treatment of viral diseases as well as potential vaccines. We will evaluate the activity of compounds or vaccines against viruses selected from our extensive collection of patient samples.

Sales and Marketing

      We commenced sales and marketing activity for PhenoSense HIV in November 1999. We currently have 22 experienced field sales representatives promoting our resistance tests in the primary U.S. markets for drugs targeted at HIV/AIDS. Within these major markets, we are targeting the 1,000 leading HIV physicians who treat 80% of the HIV/AIDS patients in the United States. Outside the United States, we intend to enter into relationships with other companies to serve these markets.

      We employ a wide range of communications channels to promote our products. Our marketing strategies focus on physician, patient and payor education in order to increase market awareness of PhenoSense HIV and resistance testing. We routinely sponsor and participate in conferences and scientific meetings, sponsor educational forums for physicians, and advertise in relevant journals and publications. Additionally we target patients directly through educational programs and advertising.

      We have launched an active reimbursement strategy, and educate both private and public payors concerning drug resistance testing in an effort to maximize reimbursement. Over 75 percent of HIV/AIDS patients in the United States now have access to coverage for resistance testing. At the end of 2001, 44 state Medicaid programs, including California and New York, the states with the largest HIV/AIDS patient populations, had favorable coverage policies for drug resistance testing. Positive HIV resistance testing coverage legislation has been introduced in those key remaining Medicaid states that have yet to cover. Medicare and nearly all private payors, including Aetna U.S. Healthcare, UnitedHealthCare, the Blue Cross Blue Shield Organizations and Humana, pay for resistance testing.

      In addition, we have made PhenoSense HIV broadly available through numerous national and regional reference laboratories and hospitals. We currently have distribution agreements with nearly all major national reference laboratories including Quest Diagnostics, Laboratory Corporation of America, American Medical Laboratories and ARUP, Mayo, as well as multiple regional laboratories. Under these agreements, these entities perform numerous services for us including collection of samples, shipping the samples to us, billing and reporting the results to doctors.

Patents and Proprietary Rights

      We will be able to protect our technology from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business. We have two issued U.S. patents, with claims to the method of carrying out our PhenoSense HIV and hepatitis B tests and composition of matter claims for our HIV resistance test vector. As of December 31, 2001, we had filed nine patent applications in the United States and corresponding foreign patent applications. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. Our commercial success will depend in part on obtaining this patent protection. We also seek protection through confidentiality and proprietary information agreements. Some of the intellectual property we use is owned by Roche Molecular Systems, Inc., or Roche, and licensed to us on a non-exclusive basis. Other companies may have patents or patent applications relating to products or processes similar to, competitive with or otherwise related to our products. These products and processes include technologies relating to HIV and hepatitis B and C and other viruses. Unless we are able to expand our existing license and obtain additional licenses, patents covering these technologies may adversely impact our ability to commercialize one or more of our PhenoSense products.

Roche License

      We license technology for performing a step in our PhenoSense and GeneSeq tests from Roche. This license is non-exclusive and lasts for the life of the patent term of the last to expire licensed Roche patents. In general, newly-issued patents have a term of twenty years. In addition, if Roche develops or acquires additional patents covering technology related to the licensed technology, we have the option of licensing that additional technology under the terms of this agreement. In exchange for the license, we have agreed to pay Roche a royalty based on the net service revenues we receive from our products. At least sixty days prior to introducing a new product utilizing the Roche technology, we must notify Roche of that introduction. If we fail to notify Roche, we would have to pay a higher royalty. We also agreed to participate in proficiency testing in accordance with applicable quality assurance standards and to comply with all relevant regulations and standards. Further, we have agreed to give Roche a reasonable opportunity to negotiate for a license to use any technology we develop related to the reaction technology we license from Roche, such as the automation of the method for performing the reaction. Royalty expense recorded under this agreement was $0.7 million and $0.2 million for the years ended December 31, 2001 and 2000, respectively. Royalty expense for the year ended December 31, 1999 was minimal.

Competition

      We face, and will continue to face, competition from organizations such as other biotechnology companies and commercial laboratories, as well as academic and research institutions.

      Our major competitors include manufacturers and distributors of phenotypic drug resistance technology, such as Tibotec-Virco, which has recently announced that Johnson and Johnson intends to acquire all of its assets, Specialty Laboratory and makers of genotypic tests and instrumentation, such as Applied Biosystems Group, Visible Genetics Inc. and laboratories performing genotypic testing. Each of these competitors is attempting to establish its test as the standard of care among opinion leaders. However, we believe that ViroLogic is well positioned in this market as the only company focused on HIV drug resistance with:

•	Multiple testing platforms (phenotype, genotype and combination)

•	Rapid turnaround time (2 weeks or less)

•	Clinical cutoffs derived using our assay

•	Technologies developed to provide additional resistance information for new drug targets

      Some of our competitors have substantially greater financial resources and larger research and development staffs than we do. In addition, they may have greater experience in developing products, obtaining the necessary regulatory approvals of products, and the processing and marketing of products.

      Our ability to compete successfully will depend, in part, on our ability to:

•	Demonstrate the degree of clinical benefit of our products relative to their costs

•	Develop proprietary products

•	Develop and maintain products that reach the market first

•	Develop products that are technologically superior to other products in the market

•	Obtain patent or other proprietary protection for our products and technologies

•	Obtain reimbursement coverage from payors

•	Attract and retain scientific and product development personnel

Regulation and Reimbursement

Regulation of Clinical Laboratory Operations

      The Clinical Laboratory Improvement Amendments of 1988, extends federal oversight to virtually all clinical laboratories by requiring that laboratories be certified by the federal government, by a federally-approved accreditation agency or by a state that has been deemed exempt from the regulation’s requirements. Pursuant to these Federal clinical laboratory regulations, clinical laboratories must meet quality assurance, quality control and personnel standards. Labs also must undergo proficiency testing and inspections. Standards are based on the complexity of the method of testing performed by the laboratory.

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

      The sanctions for failure to comply with Federal or state clinical laboratory regulations, or accreditation requirements of federally-approved agencies, may be suspension, revocation or limitation of a laboratory’s certificate or accreditation. There also could be fines and criminal penalties. The suspension or loss of a license, failure to achieve or loss of accreditation, imposition of a fine, or future changes in applicable federal or state laws or regulations or in the interpretation of current laws and regulations, could have a material adverse effect on our business.

      Under our current labeling and marketing plans, our phenotypic products have not been subject to FDA regulation, although we are aware of increasing activity by the FDA in regards to regulating homebrew HIV genotypic resistance testing. However, we cannot predict the extent of future FDA regulation, and we might be subject in the future to greater regulation, or different regulations, that could have a material effect on our finances and operations. For further discussion, see “Risk Factors Related to Our Business” below.

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

Occupational Safety

      In addition to its comprehensive regulation of safety in the workplace, the Federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for healthcare employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to chemicals and transmission of the blood-borne and airborne pathogens. Although we believe that we are currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

Specimen Transportation

      Regulations of the Department of Transportation, the International Air Transportation Agency, the Public Health Service and the Postal Service apply to the surface and air transportation of clinical laboratory specimens.

Regulation of Coverage and Reimbursement

      Revenues for clinical laboratory testing services come from a variety of sources, including Medicare and Medicaid programs; other third-party payors, including commercial insurers, Blue Cross Blue Shield plans, health maintenance and other managed care organizations; and patients, physicians, hospitals and other laboratories. We are a Medicare laboratory services provider. Medicare has issued coverage policies and payment guidelines for resistance testing, including phenotypic testing. We are currently an approved Medicaid provider in 44 states and have submitted Medicaid provider applications in other states. Six remaining states’ Medicaid and other third party payors are evaluating whether to cover services they deem to be investigational or otherwise not reasonable and necessary for diagnosis or treatment. While recently issued guidelines of the Department of Health and Human Services recommend drug resistance testing for HIV patients, this does not assure coverage by state, Medicare or any other payors.

      We are unable to predict whether and under what circumstances state agencies will implement Medicare and Medicaid coverage policies and payment guidelines, and whether and the extent to which other payors will cover resistance testing services. Denial of such coverage by payors would have a material adverse impact on our business.

      Since 1984, Congress has periodically lowered the ceilings on Medicare reimbursement for clinical laboratory services from previously authorized levels. In addition, state Medicaid programs are prohibited from paying more than Medicare for clinical laboratory tests. In some instances, they pay significantly less. Similarly, other payors, including managed care organizations, have sought on an ongoing basis to reduce the costs of healthcare by limiting utilization and payment rates. Actions by Medicare or other payors to reduce reimbursement rates or limit coverage or utilization of resistance testing would have a direct adverse impact on our revenues and cash flows. We cannot predict whether reductions or limitations will occur, though we feel some reductions are likely.

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

      Under another federal provision, known as the “Stark” law or “self-referral” prohibition, physicians who have an investment or compensation relationship with a clinical laboratory may not, unless a statutory exception applies, refer Medicare or Medicaid patients for testing to the laboratory. In addition, a laboratory may not bill Medicare, Medicaid or any other party for testing furnished pursuant to a prohibited referral. There is a California self-referral law, as well, which applies to all patient referrals.

      Currently, we have a financial relationship with one referring physician, who serves as part-time medical director at our clinical laboratory. Very few of this physician’s patients, if any, are federal healthcare program patients. In addition, we do not bill for services furnished to any patients referred by this physician. The California anti-kickback law may have exceptions applicable to our relationship with this physician. We have requested a written opinion from California officials to determine whether this relationship is appropriate.

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

Patient Privacy

      The US Department of Health and Human Services pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPPA”) has enacted regulations to prohibit the use or disclosure of “protected health information” except for certain purposes or unless specific conditions are met. Protected health information is information transmitted or maintained in any form — by electronic means, on paper, or through oral communications that: (1) relates to the past, present, or future physical or mental health or condition of an individual, the provision of health care to an individual, or the past, present, or future payment for the provision of health care to an individual; and (2) identifies the individual or with respect to which there is a reasonable basis to believe the information can be used to identify the individual. Data that have been de-identified in accordance with the Privacy regulation’s stringent de-identification standard are not considered protected health information and are not subject to the regulation. Compliance with HIPPA is required by April 2003.

Employees

      As of March 25, 2002, we had 204 employees, of whom 10 hold PhD or MD degrees and 26 hold other advanced degrees. Approximately 80 employees are engaged in clinical laboratory operations, including 32 licensed healthcare professionals. There are 37 employees in research and development, and 87 in sales, marketing, information systems, finance and other administrative functions. We believe we maintain excellent relations with our employees.

Executive Officers

      The following table sets forth, as of March 25, 2002, certain information concerning our executive officers:

Name	Age	Position

William D. Young	57	Chairman, Chief Executive Officer and Director
Karen J. Wilson	38	Vice President, Chief Financial Officer
Frank Barker	60	Vice President, Information Technology and Chief Information Officer
Tien T. Bui	37	Vice President, Sales
Karen E. Hartwig	33	Vice President, Marketing
Nicholas S. Hellmann, MD	43	Vice President, Clinical Research
Kathy L. Hibbs	38	Vice President, General Counsel
Christos J. Petropoulos, PhD	48	Vice President, Research and Development
Patricia A. Wray	45	Vice President, Human Resources

      WILLIAM D. YOUNG has served as our Chief Executive Officer since November 1999 and has served as the Chairman of the Board since May 1999. From March 1997 to October 1999, Mr. Young was Chief Operating Officer at Genentech, Inc., a biotechnology company. As COO at Genentech, Mr. Young was responsible for all of the company’s development, operations and commercial functions. Mr. Young joined Genentech in 1980 as Director of Manufacturing and Process Sciences and held various positions prior to becoming COO. Prior to joining Genentech, Mr. Young was employed by Eli Lilly and Company for 14 years. Mr. Young is a member of the board of directors of IDEC Pharmaceuticals, Inc., VaxGen, Inc. and Enchira, Inc. He received his BS in chemical engineering from Purdue University and his MBA from Indiana University.

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

      TIEN T. BUI joined ViroLogic as National Sales Director in November 2000 and was named Vice President of Sales in September 2001. Before joining ViroLogic, Ms. Bui was the Virology Field Director for DuPont Pharmaceuticals’ Western Business Unit, where she was responsible for $60 million in product sales. In addition to her most recent sales management position at Dupont, she served that company for over 10 years in various sales and marketing roles, including: physician and hospital sales; clinical development and education; healthcare policy and government affairs; and strategic market development. Ms. Bui received her Bachelor’s of Science degree in International Business from San Francisco State University and also studied abroad at The University of Liege, Belgium.

      KAREN E. HARTWIG served as our Director of Marketing beginning February 1999, became Senior Director of Marketing in February 2000 and was named Vice President of Marketing in September 2001. Prior to joining ViroLogic, Ms. Hartwig was Senior Director of Marketing for Pro•Duct Health, Inc., a

company developing diagnostic devices for breast cancer. From 1993 to 1999, she worked at Genentech, most recently as Senior Product Manager of Oncology Products, responsible for the 1998 launch and subsequent commercialization of Herceptin® (trastuzumab). Prior to joining Genentech, Ms. Hartwig was an investment banker at Smith Barney in New York. She earned a master’s degree in business administration from the Walter A. HAAS School of Business at the University of California, Berkeley, and a bachelor’s degree in government from Dartmouth College.

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

      KATHY L. HIBBS joined ViroLogic as Vice President, General Counsel in April 2001. Prior to joining ViroLogic, Ms. Hibbs was Vice President and General Counsel for Multitude, Inc., an Internet telecommunications company. Prior to that, from 1996 to 2000, she served as Senior Corporate Counsel at Varian Medical Systems, Inc., a leading manufacturer of integrated cancer therapy systems. At Varian, she was responsible for numerous legal matters, including regulatory compliance, employment law, litigation, and SEC reporting. Before her employment with Varian, Ms Hibbs worked as a litigator for two California law firms and dealt with various legal issues, including civil rights and securities law. She received her JD degree from the University of California, Hastings College of Law, and her bachelor’s degree in political science from the University of California, Riverside.

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

Scientific Advisory Board

      We have established an internationally renowned Scientific Advisory Board to provide specific expertise in areas of research and development relevant to our business. Our Scientific Advisory Board meets periodically with our scientific and development personnel and management to discuss our present and long-term research and development activities. Scientific Advisory Board members include the following leaders in scientific and clinical research:

      STEPHEN P. GOFF, PHD — Higgens Professor of Biochemistry and Molecular Biophysics at the College of Physicians and Surgeons of Columbia University, and an Investigator of the Howard Hughes Medical Institute.

      DAVID D. HO, MD — Scientific Director and Chief Executive Officer of the Aaron Diamond AIDS Research Center, and a Professor of The Rockefeller University.

      STEPHEN H. HUGHES, PHD — Chief of the Retroviral Replication Laboratory, HIV Drug Resistance Program at the National Cancer Institute — Frederick.

      DOUGLAS D. RICHMAN, MD — Professor of Pathology and Medicine at the University of California, San Diego School of Medicine and Director of the Research Center for AIDS and HIV Infection at the San Diego VA Medical Center.

      ROBERT T. SCHOOLEY, MD — Tim Gill Professor of Medicine and Head of the Infectious Disease Division at the University of Colorado Health Sciences Center and Chairman of the Executive Committee of the AIDS Clinical Trials Group (ACTG), National Institute of Allergy and Infectious Diseases (NIAID).

RISK FACTORS RELATED TO OUR BUSINESS

      Except for the historical information contained or incorporated by reference, this annual report on Form 10-K and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this annual report and in any other documents incorporated by reference into this annual report. You should consider carefully the following risk factors, together with all of the other information included in this annual report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

We expect to incur future operating losses and may not achieve profitability as soon as expected, which may cause our stock price to fall.

      We have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses. We experienced net losses applicable to common stockholders of approximately $28.8 million, $38.9 million and $20.2 million in 2001, 2000 and 1999, respectively. As of December 31, 2001, we had an accumulated deficit of approximately $79.0 million. We expect to continue to incur substantial operating losses primarily as a result of expected increases in expenses for:

•	Expanding patient sample processing capabilities

•	Research and product development costs

•	Sales and marketing

•	Additional clinical laboratory and research space and other necessary facilities

•	General and administrative costs

      If our history of operating losses continues, our stock price may fall and you may lose part or all of your investment.

If we need to raise additional capital and it is not available on commercially reasonable terms, our ability to operate our business may be diminished.

      We anticipate that our existing capital resources will enable us to maintain currently planned operations through at least December 31, 2002. However, we may need additional funding sooner than that. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders. To the extent operating and capital resources are insufficient to meet future requirements, including cash dividend payments that we must make to the holders of our Series B Convertible Preferred Stock, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

Our testing products may not achieve market acceptance, which could limit our future revenue.

      Our ability to establish phenotypic resistance testing as the standard of care to guide and improve the treatment of viral diseases will depend on physicians’ and clinicians’ acceptance and use of phenotypic resistance testing. Phenotypic resistance testing is still relatively new. We cannot predict the extent to which physicians and clinicians will accept and use phenotypic resistance testing. They may prefer competing technologies and products such as genotypic testing. The commercial success of phenotypic resistance testing will require demonstrations of its advantages and potential economic value in relation to the current standard of care, as well as to genotypic testing. We have introduced two products using our proprietary PhenoSense technology, PhenoSense HIV and PhenoSense GT, which we began actively marketing in November 1999 and November 2001, respectively. We are still in the early stages of development of new products applying our PhenoSense technology to other viral diseases. If PhenoSense HIV or PhenoSense GT is not accepted in the marketplace, our ability to sell other PhenoSense products would be undermined. Market acceptance will depend on:

•	Our marketing efforts and continued ability to demonstrate the utility of PhenoSense in guiding anti-viral drug therapy, for example, through the results of retrospective and prospective clinical studies

•	Our ability to demonstrate the advantages and potential economic value of our PhenoSense testing products over current treatment methods and other resistance tests

      If the market does not accept phenotypic resistance testing, or our PhenoSense products in particular, our ability to generate revenue will be limited.

Our revenues will be diminished if payors do not authorize reimbursement for our products.

      Government and third-party payors, which reimburse patients and healthcare providers for medical expenses, are attempting to contain or reduce the costs of healthcare. This could limit the price that we can charge for our products and hurt our ability to generate revenues. In the United States, federal and state government healthcare programs have been attempting to reduce costs and otherwise implement government control of healthcare costs. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare products. Significant uncertainty exists as to the reimbursement status of new medical products like PhenoSense HIV, especially in light of any negative results from clinical studies. Third-party payors, including state payors and Medicare, are challenging the prices charged for medical products and services. If government and other third-party payors do not provide adequate coverage and reimbursement for PhenoSense or GeneSeq testing products, our revenues will be reduced.

If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our products.

      We currently have 22 sales people and limited marketing resources. In order to commercialize our products effectively and to expand into additional markets, we must expand our sales and marketing capabilities or arrange with a third party to perform these services. We are currently taking steps in this direction, but we may not be able to do this successfully. If we enter into co-promotion or other marketing arrangements, our share of product revenues is likely to be lower than if we directly marketed and sold our products through our own sales force. If we fail to effectively commercialize our products our revenue will be reduced.

We have limited experience processing patient samples for our resistance tests and may encounter problems or delays in processing tests, or in expanding our automated testing systems, which could result in lost revenue.

      Over the last year, we have begun to process a significant number of patient samples and are continuing to develop our quality-control procedures. In order to meet the projected demand for PhenoSense HIV, PhenoSense GT, GeneSeq HIV and other future resistance testing products, we will have to process many more patient samples than we are currently processing. We also have to establish more consistency with respect to test turnaround so that results are delivered in a timely manner. Thus, we need to develop and implement additional automated systems to perform our tests. We also need to, and may not be able to, develop more sophisticated software to support the automated tests, analyze the data generated by our tests, and report the results. Further, as we attempt to scale up our processing of patient samples, processing or quality control problems may arise. If we are unable to consistently process patient samples on a timely basis because of these or other factors, or if we encounter problems with our automated processes, our revenues will be limited. We have experienced periods during which our test results were delayed, which delayed delivery of results to our customers, and while we take steps to minimize the likelihood of future delays, future delays may nevertheless occur.

We may be obligated to redeem our Series A and Series B Redeemable Convertible Preferred Stock at a premium to the purchase price.

      Holders of our Series A redeemable convertible preferred stock (“Series A Preferred Stock”) and Series B redeemable convertible preferred stock (“Series B Preferred Stock”) have the right to require us to redeem for cash all of the Preferred Stock that they own. The redemption price for the Series A Preferred Stock is the greater of (i) 115% of the original purchase price plus 115% of any accrued dividend payment thereon and (ii) the aggregate fair market value of the shares of common stock into which such shares of Series A Preferred Stock are then convertible. The redemption price for the Series B Preferred Stock is the greater of (i) 120% of the original purchase price plus 120% of any accrued dividend payment thereon and (ii) the aggregate fair market value of the shares of common stock into which such shares of Series B Preferred Stock are then convertible. The Series A Preferred Stock and Series B Preferred Stock are each redeemable by the holders of the respective series in any of the following situations:

•	If our common stock is not tradable on the NYSE, the AMEX, the Nasdaq National Market or the Nasdaq SmallCap market for an aggregate of twenty trading days in any nine month period

•	If we fail to remove a restrictive legend on any certificate representing any common stock issued to any holder of the series

•	If we fail to have sufficient shares of common stock reserved to satisfy conversions of the series

•	If we fail to honor requests for conversion, or if we notify any holder of the series of our intention not to honor future requests for conversion

•	Upon the institution of bankruptcy proceedings, the making of an assignment for the benefit of creditors or other similar event

•	If we sell all or substantially all of our assets, or if the control of our company changes

•	If we fail to pay any indebtedness in excess of $350,000 when due, or if there is any event of default under any agreement that is likely to have a material adverse effect on us

•	If 35% or more of our voting power is held by any one person, entity or group

•	If we commit a material breach under, or otherwise materially violate the terms of, the transaction documents entered into in connection with the issuance of the series

•	In the case of the Series B Preferred Stock only, if we fail to timely register for resale the shares underlying the Series B Preferred Stock or warrants issued to the holders of the Series B Preferred stock in connection with the financing, pursuant to the terms of a registration rights agreement requiring such registration by June 23, 2002.

      Redemption of the Series A Preferred Stock or Series B Preferred Stock in any event described above would require us to expend a significant amount of cash that would substantially exceed the proceeds that we received in the private placement, could exceed our total available cash and cash equivalents and our ability to make such payment or raise additional capital. In addition, redemption of either series would likely trigger rights of the holders of the other series to redeem their shares as well, further endangering our financial position.

Our stockholders could experience substantial dilution as a result of the issuance of our two series of preferred stock and the related warrants.

      We sold 1,625 shares of Series A Preferred Stock in a private placement in 2001, initially convertible into approximately 6,372,561 shares of common stock. One hundred two of such shares had been converted as of December 31, 2001 and 633 of such shares had been converted as of March 28, 2002. We sold 1,005 shares of Series B Preferred Stock in a private placement in March 2002, initially convertible into approximately

4,407,899 shares of common stock. The issuance of the Series B Preferred Stock resulted in an adjustment to the conversion price, due to the provisions described in the following paragraph, of the Series A Preferred Stock so that the 992 shares of Series A Preferred Stock remaining outstanding are now convertible into approximately 4,350,877 shares of common stock (not including the conversion of accrued but unpaid dividends). The issuance of the Series B Preferred Stock also resulted in an adjustment to the exercise price and number of shares subject to the warrants granted in connection with the Series A Preferred Stock issuance, which are now exercisable for approximately 3,919,970 shares at $2.28 per share. The warrants granted in connection with the sale of Series B Preferred Stock are currently exercisable for 2,841,214 shares of common stock, at an exercise price of $2.508 per share. Together, the common shares reserved for issuance upon conversion of the Series A Preferred Stock and Series B Preferred Stock, and upon exercise of the warrants referenced above, represent about 15,519,960 shares of common stock, or 67.6% of the outstanding shares of our common stock at March 28, 2002, issuable for an approximate effective price of $2.32 per share.

      Common stockholders have already experienced dilution as some of the holders of Series A Preferred Stock converted their shares to common stock. The potential for additional dilution increased further as a result of the private placement of Series B Preferred Stock and the issuance of warrants at the same time; which also caused an adjustment to the number of shares issuable to holders of Series A Preferred Stock and warrants they hold. Moreover, the number of shares of common stock that we may be required to issue upon conversion of the Series A Preferred Stock, and exercise of the warrants granted to holders of Series A Preferred Stock in connection with the issuance thereof, or otherwise in connection with those securities, can increase substantially in several events, including if:

•	We issue shares of stock for less than the conversion price of the Series A Preferred Stock (now $2.28) or the exercise price of the warrants issued in connection with the issuance of the Series A Preferred Stock (now $2.28), which could be more likely given that this sort of adjustment has already occurred, our stock price has been below $2.28, the historical volatility of our stock price and the recent volatility of stocks of companies in our industry and of the stock market in general

•	We fail to have sufficient shares of common stock reserved to satisfy conversions, exercises and other issuances

•	We fail to honor requests for conversion, or notify any holder of Series A Preferred Stock of our intention not to honor requests for conversion

•	We fail to grant shares upon exercise of the warrants

      We may also be required to issue shares of common stock without additional consideration in the event that we fail to redeem any shares of Series A Preferred Stock when required. We are also obligated to issue additional shares of common stock every six months to the holders of the Series A Preferred Stock, which constitute preferred stock dividends as required by the terms of the Series A Preferred Stock. These issuances currently equal about 132 shares of common stock for every share of Series A Preferred Stock outstanding at the time the issuance is made. The number of shares we must issue increases every six months, starting with the fourth such issuance, by 44 shares of common stock for each share of Series A Preferred Stock, up to a maximum of 307 shares of common stock for every share of Series A Preferred Stock. (All of the previous share totals are based upon an assumed stock price of $2.28, but the actual number of shares will be based upon our stock price from time to time as of the payment dates.) In January 2002, we issued 72,884 shares of common stock to holders of Series A Preferred Stock sold on July 2, 2001 as the first dividend payment on those shares. On March 27, 2002, we issued 83,664 shares of common stock to holders of Series A Preferred Stock sold on September 27, 2001 as the first dividend payment on those shares. If the currently outstanding 992 shares of the Series A Preferred Stock remain outstanding for five years following March 28, 2002, we will issue as preferred stock dividends an additional 2,436,491 shares of common stock (again based on an assumed stock price of $2.28), or 10.6% of the shares of common stock outstanding as of March 28, 2002, to the holders of the Series A Preferred Stock due to these dividend provisions. We do not receive payment or other consideration for these issuances.

      All of the foregoing issuances of common stock are likely to be substantially dilutive to the outstanding shares of common stock, especially where, as described above, the shares of common stock are issued without additional consideration. Moreover, any increase in the number of shares of common stock we are required to issue resulting from anti-dilution protection, penalties or other adjustments to the conversion or exercise prices of the Series A Preferred Stock and/or the warrants held by Series A Preferred Stock holders will further increase the anticipated dilution to the outstanding holders of our common stock. We cannot predict whether or how many additional shares of our common stock will become issuable due to these provisions.

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

We may be required to obtain the consent of the holders of our preferred stock before taking corporate actions, which could harm our business.

      Our charter documents require us to obtain the consent of the holders of the Series A Preferred Stock and Series B Preferred Stock, each voting as a separate class, before we may issue securities that have senior or equal rights to the respective series, or if we incur unsecured indebtedness for borrowed money, or take other actions with respect to the respective series or other securities. We are also required to obtain the consent of the holders of the Series A Preferred Stock and Series B Preferred Stock, again each voting as a separate class, before we amend or modify our certificate of incorporation or bylaws to change any of the rights of the series. To obtain these consents, we would need to get consent from holders of a majority of the outstanding shares in the case of the Series A Preferred Stock, and from holders of 81% of the outstanding shares in the case of the Series B Preferred Stock.

      While these obligations may deter a potential acquirer from completing a transaction with us, they may also prevent us from taking corporate actions that would be beneficial to our stockholders and us, such as raising capital to operate our business or maintain our capitalization or per share price in attempts to maximize stockholder volume and liquidity. Even if we are not prevented from taking such actions, they might be more expensive to the company. This was the case with our financing in March 2002, when we issued our Series B Preferred Stock, because we had to grant additional warrants to holders of Series A Preferred Stock as a payment in order to secure their consent and waiver concerning the financing and the resulting impact on the Series A Preferred Stock.

We face intense competition, and if our competitors’ existing products or new products are more effective than our products, the commercial opportunity for our products will be reduced or eliminated.

      The commercial opportunity for our products will be reduced or eliminated if our competitors develop and market new testing products that are superior to, or are less expensive than, our phenotypic and/or genotypic resistance testing products we develop using our proprietary technology. The biotechnology industry evolves at a rapid pace and is highly competitive. Our major competitors include manufacturers and distributors of phenotypic drug resistance technology, such as Tibotec-Virco and Specialty Laboratory. We also compete with makers of genotypic tests such as Applied Biosystems Group, Visible Genetics Inc. and laboratories performing genotypic testing as well as other genotypic testing referred to as virtual phenotyping. Each of these competitors is attempting to establish its test as the standard of care. Tibotec-Virco’s phenotypic test and genotypic tests have been commercially available for a longer time than has PhenoSense HIV or GeneSeq HIV. Genotypic tests are cheaper and generally faster than phenotypic resistance tests. Our competitors may successfully develop and market other testing products that are either superior to those that we may develop or that are marketed prior to marketing of our testing products. Some of our competitors have substantially greater financial resources and research and development staffs than we do. In addition, some of our competitors have significantly greater experience in developing products, and in obtaining the necessary regulatory approvals of products and processing and marketing products.

We derive a significant portion of our revenues from a small number of customers and our revenues may decline significantly if any major customer cancels or delays a purchase of our products.

      Our revenues to date and for the foreseeable future consist almost exclusively of sales of our PhenoSense products. Sales to our largest two customers, Quest Laboratories and Hoffmann-La Roche Ltd. accounted for approximately 15% and 14%, respectively, of our total revenues for the year ended December 31, 2001. Unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases, from these and our other large customers.

      While the level of sales to any specific customer is anticipated to vary from period to period, and even though we have increasingly sold through physicians and physician groups rather than laboratory partners as a percentage of our total sales, it is possible that we will continue to have significant customer concentration. Our customers are not typically required to purchase tests from us under long-term contracts, and may stop ordering tests from us at any time. The loss of any major customer, or a slowdown in the pace of increasing physician and physician group sales as a percentage of sales, or the delay of significant orders from any significant customer, even if only temporary, could have a significant impact on our ability to fund operations, generate cash from operations or achieve profitability and would have a material adverse impact on our liquidity, financial condition and results of operations.

Some of our vendors are our sole source of supply for certain of our testing materials, and there are limited sources and supplies of some of these materials, which could result in our inability to secure sufficient materials to conduct our business.

      We rely on a few vendors as our sole source of supply for various materials in our testing process. In some cases, there are no other available sources of materials that we require for our tests. In other instances, there are limited sources and limited supplies of necessary materials. Any extended interruption, delay or decreased availability of the supply of these materials could result in our failure to meet our customers’ demands, and prevent us from running our business as contemplated. We might also face significant additional expenditures if we are forced to find alternate sources of supplies, or change materials we use. If significant customer relationships were harmed by our failing to report test results on a timely basis, or another negative impact on our ability to procure necessary materials, then our operations and revenues could be adversely affected. Similarly, if our expenses were to increase dramatically as a result of changes to our relationships with vendors or ability to procure materials, it would make it more difficult for us to attain profitability, offer our tests at competitive prices, and continue our business as currently conducted or at all.

We are dependent on a license for technology we use in our resistance testing, and our business would suffer if the license was terminated, not renewed or not expanded.

      We license technology that we use in our PhenoSense and GeneSeq tests from Roche Molecular Systems, Inc. We hold a non-exclusive license for the life of the patent term of the last licensed Roche patent. We believe that many of our competitors, including Tibotec-Virco and other resistance testing companies, also license this technology on non-exclusive terms. In order to maintain this license, however, we must pay royalties, make a semi-annual royalty report and participate in proficiency testing. If Roche Molecular Systems, Inc. were to terminate this license or this license was not renewed, or we were unable to expand the terms of this license to cover other products, we would have to change a portion of our testing methodology, which would halt our testing, at least temporarily, and cause us to incur substantial additional expenses.

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

Our products could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we are not successful or can not obtain necessary licenses, could cause us to pay substantial damages and prohibit us from selling our products.

      Third parties may assert infringement or other intellectual property claims against us based on their patents or other intellectual property claims against our current or future products. We may have to pay substantial damages, possibly including treble damages, for past infringement if it is ultimately determined that our products infringe a third party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns.

We may be unable to build brand loyalty because our trademarks and trade names may not be protected.

      Our registered or unregistered trademarks or trade names such as the name PhenoSense, PhenoSense GT and GeneSeq may be challenged, canceled, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build brand loyalty. Brand recognition is critical to our short-term and long-term marketing strategies especially as we commercialize future enhancements to our products.

If we do not successfully introduce new products using our technology, we may not achieve profitability.

      We may not be able to develop and market new resistance testing products for HIV and other serious diseases, including hepatitis B and hepatitis C. Demand for these products will depend in part on the development by others of additional anti-viral drugs to fight these diseases. Physicians will likely use our resistance tests to determine which drug is best for a particular patient only if there are multiple drug treatment options. Several anti-viral drugs are in development but we cannot assure you that they will be approved for marketing, or if these drugs are approved that there will be a need for our resistance tests. If we are unable to develop and market resistance test products for other viral diseases, or if an insufficient number of anti-viral drug products are approved for marketing, we may not achieve profitability.

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

      We have had and plan to have additional discussions with the FDA related to its positions set forth in the letter. We have added the requested disclosure statement to our genotypic test reports. Once we begin using a different reagent in our tests, we believe the statement will no longer be required. In any event, we do not at this point believe the FDA will require us to take steps that materially affect our business or financial performance, but we cannot guarantee this will remain the case.

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

      We have installed several new information systems, including enterprise resource and laboratory information systems. If our new information and internal systems do not work effectively, we may experience delays or failures in our operations. These delays or failures could adversely impact the promptness and accuracy of our transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. Our current and planned systems, transaction processing, procedures and controls may not be adequate to support future operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial systems, transaction processing, procedures and controls.

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

Our operating results may fluctuate from quarter to quarter, making it likely that, in some future quarter or quarters, we will fail to meet analysts’ estimates of operating results or financial performance, causing our stock price to fall.

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

If a natural disaster strikes our clinical laboratory facility, we would be unable to receive and or process our customers’ samples for a substantial amount of time and we would lose revenue.

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

Terrorist acts and acts of war may seriously harm our business and financial condition.

      Terrorists acts or acts of war (wherever located around the world) may cause damage or disruption to our company, its employees, facilities, partners, suppliers, distributors and resellers, and customers, which could significantly impact our revenues, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 and the potential for future attacks have created many economic and political uncertainties, some of which may materially harm our business and results of operations in ways that cannot presently be predicted. In addition, as our headquarters and our significant patient populations are located in major metropolitan areas of the United States, we may be impacted by actions against United States. Depending on severity and location, such acts could impact our ability to receive shipments of patient samples or result in a substantial reduction in the number of ordered tests due to the inability of patients to get to their physicians. We will be predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

Concentration of ownership among some of our stockholders may prevent other stockholders from influencing significant corporate decisions.

      At March 28, 2002, close to 40% of our common stock was beneficially held by a small number of stockholders including our directors, entities affiliated with our directors and former directors, and our executive officers. In addition, our Series A Preferred Stock and Series B Preferred Stock, described elsewhere, are held by a small number of stockholders, some of whom also own shares of our common stock. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in our control at a premium price if these stockholders oppose it. There are also certain approval rights of the Series A Preferred Stock and Series B Preferred Stock, and the few holders of those shares could prevent certain important corporate actions by not approving those actions.

Our stock price may be volatile, and our stock could decline in value.

      The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Our stock price has fluctuated widely since we became a publicly traded company. The following factors, in addition to other risk factors described in this section, may have a significant adverse impact on the market price of our common stock:

•	Announcements of technological innovations or new commercial products by our competitors

•	Results from clinical studies

•	Developments concerning proprietary rights, including patents

•	Publicity regarding actual or potential medical results relating to products under development by our competitors

•	Regulatory developments in the United States and foreign countries

•	Changes in payor reimbursement policies

•	Litigation

•	Economic and other external factors or other disaster or crisis

•	Period-to-period fluctuations in financial results

If our stockholders sell substantial amounts of our common stock, the market price of our common stock may fall.

      If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants and upon the conversion of the Series A Preferred Stock and Series B Preferred Stock, the market price of our common stock may fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Sales of a substantial number of shares could occur at any time. This may have an adverse effect on the price of our common stock and may impair our ability to raise capital in the future. During 2001, our stock fluctuated between a low of $1.00 to a high of $9.50. See market data table in “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters” under Part II.

Provisions of our charter documents and Delaware law may inhibit a takeover, which could limit the price investors might be willing to pay in the future for our common stock.

      Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing an acquisition, or merger in which we are not the surviving company or changes in our management. The Series A and B Preferred Stock also have certain voting rights relating to any such transactions. In the case of the Series B Preferred Stock, certain actions require a vote of 81% of the outstanding Series B Preferred Stock. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions could discourage acquisitions or other changes in our control and otherwise limit the price that investors might be willing to pay in the future for our common stock.

Item 2.     Properties

      We currently lease three buildings with approximately 120,000 square feet of laboratory and office space in South San Francisco, California. We began leasing 54,000 square feet of this laboratory and office space in June 2001. Initially, this facility will provide more space than is required for our currently planned operations. In October 2001, we sublet approximately 40,000 square feet to a third party for a term of 18 months with an option to extend for an additional six months. In September 2001, we received $2.6 million as an advance from the subtenant as specified in the sublease agreement. This advance is recognized over the term of the subtenant’s lease, offsetting related rental and depreciation expense with the remaining amount recorded as other income. In July 2001, we sublet approximately 12,000 square feet of one of our existing facilities to another third party for a term of 18 months with an option to extend for an additional six months. Leases on our facilities expire in the years 2004 and 2011. All leases provide us with options to extend the term.

Item 3.     Legal Proceedings

      We are not a party to any legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      (a) Market Data; Dividends

      Since May 2, 2000, our common stock has been traded on the Nasdaq National Market under the symbol “VLGC.” The following table sets forth, for the periods indicated, the high and low sales prices per share of Common Stock on the Nasdaq National Market:

	High	Low

2001
Fourth Quarter	$3.93	$2.25
Third Quarter	$4.26	$1.30
Second Quarter	$4.35	$1.13
First Quarter	$9.50	$1.00

2000
Fourth Quarter	$17.38	$5.75
Third Quarter	$26.75	$12.13
Second Quarter (Beginning May 2)	$16.31	$5.13
First Quarter	N/A	N/A

      The last reported sale price of our common stock on the Nasdaq National Market on March 28, 2002, was $2.34. As of March 28, 2002, there were approximately 5,000 stockholders of record of our common stock.

      We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future, except for cash dividends payable on shares of our Series B Preferred Stock, as discussed in Item 7 below. Any future determination to pay cash dividends on our common stock will be at the discretion of the board of directors and will be dependent upon the Company’s financial condition, results of operations, capital requirements and other such factors as the board of directors deems relevant. As long as any Series A Preferred Stock or Series B Preferred Stock is outstanding, the Company may not, without first obtaining the written approval of the holders of such stock, declare or pay any cash dividend, except cash dividends payable on shares of our Series B Preferred Stock.

Recent Sales of Unregistered Securities.

      In October 2001, we issued 302,953 shares of our common stock to two holders of our Series A Preferred Stock upon such holders’ conversion of certain shares of Series A Preferred Stock held by such holders. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

      In November 2001, we issued 98,923 shares of our common stock to two holders of our Series A Preferred Stock upon such holders’ conversion of certain shares of Series A Preferred Stock held by such holders. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

      In December 2001, we issued 78,793 shares of common stock with a market value of $0.2 million as of the date of such issuance, to the ViroLogic, Inc. 401(k) Profit Sharing Plan as a matching contribution under the terms of the plan. For these issuances, we relied on the exemptions provided by Section 4(2) of the Securities Act and certain no action letters promulgated by the Securities and Exchange Commission.

      In January 2002, we issued 72,884 shares of our common stock with a market value of $0.2 million as of the date of such issuance as a dividend on the outstanding shares of the first closing of Series A Preferred Stock. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

      In January 2002, we issued 100,035 shares of our common stock to two holders of our Series A Preferred Stock upon such holders’ conversion of certain shares of Series A Preferred Stock held by such holders. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

      In February 2002, we issued 506,461 shares of our common stock to four holders of our Series A Preferred Stock upon such holders’ conversion of certain shares of Series A Preferred Stock held by such holders. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

      In March 2002, we issued 1,557,423 shares of our common stock to six holders of our Series A Preferred Stock upon such holders’ conversion of certain shares of Series A Preferred Stock held by such holders. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

      In March 2002, we issued 1,005 shares of our Series B Preferred Stock and warrants to purchase 2,841,214 shares of our common stock for an aggregate purchase price of $10.05 million to certain accredited investors. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

      In March 2002, we issued 83,664 shares of our common stock with a market value of $0.2 million as of the date of such issuance as a dividend on the outstanding shares of the second closing of Series A Preferred Stock. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

      (b) Use of Proceeds from Registered Securities

      The effective date of our registration statement on Form S-1 (No. 333-30896) relating to our initial public offering was May 1, 2000. A total of 5,000,000 shares of the Company’s common stock in the aggregate were sold at a price of $7.00 per share to an underwriting syndicate led by CIBC World Markets Corp, ING Barings LLC and Prudential Securities Incorporated. The offering commenced on May 1, 2000, and closed on May 5, 2000. The initial public offering resulted in gross proceeds of approximately $35.0 million, of which $2.5 million was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.3 million. From the time of receipt through December 31, 2001, we used the entire net proceeds for operating activities and capital expenditures.

Item 6.     Selected Financial Data

      The following selected financial information has been derived from the audited financial statements. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Product revenue	$17,815	$7,466	$1,069	$102	$—
NIH grant revenue	458	—	—	—	—

Total revenue	18,273	7,466	1,069	102	—
Operating costs and expenses:
Cost of product revenue	11,845	5,457	627	17	—
Research and development	11,693	10,080	9,588	5,977	2,458
General and administrative	11,376	10,841	6,804	1,782	858
Sales and marketing	10,336	5,890	1,196	484	—

Total operating costs and expenses	45,250	32,268	18,215	8,260	3,316

Operating loss	(26,977)	(24,802)	(17,146)	(8,158)	(3,316)
Interest income	1,143	1,868	249	302	262
Interest expense	(466)	(262)	(243)	(198)	(83)
Other income	106	—	—	—	—

Net loss	(26,194)	(23,196)	(17,140)	(8,054)	(3,137)
Deemed dividend to preferred stockholders	(2,269)	(15,700)	(3,100)	—	—
Preferred stock dividend	(334)	—	—	—	—

Net loss applicable to common stockholders	$(28,797)	$(38,896)	$(20,240)	$(8,054)	$(3,137)

Basic and diluted net loss per common share	$(1.43)	$(2.62)	$(4.24)	$(1.71)	$(1.21)

Shares used in computing basic and diluted net loss per common share	20,072	14,852	4,772	4,700	2,591

	December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$8,962	$23,794	$2,208	$9,564	$3,986
Accounts receivable, net	4,562	2,404	550	—	—
Working capital	7,508	21,097	522	7,398	3,315
Restricted cash	1,000	2,029	950	—	—
Total assets	37,851	43,647	9,777	13,275	5,598
Long-term portion of capital lease obligations	1,341	945	—	—	—
Long-term portion of loans payable	174	1,019	1,051	1,948	470
Long-term advance from subtenant	975	—	—	—	—
Redeemable convertible preferred stock	11,228	—	—	—	—
Accumulated deficit	(78,995)	(52,801)	(29,605)	(12,465)	(4,411)
Total stockholders’ equity	13,471	33,643	4,698	8,830	4,336

      See notes to the financial statements for a description of the number of shares used in the computation of the basic and diluted net loss per common share.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this Form 10-K. The estimates and certain other statements below are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacies of our available funds will depend on many factors, including those under “Risk Factors Related to Our Business.”

OVERVIEW

      We are a biotechnology company developing, marketing and selling innovative products to guide and improve treatment of viral diseases. We incorporated in the state of Delaware on November 14, 1995 and commenced commercial operations in 1999. We developed a practical way of directly measuring the impact of genetic mutations on drug resistance and using this information to guide therapy. We have proprietary technology, called PhenoSense, for testing drug resistance in viruses that cause serious viral diseases such as HIV/AIDS, hepatitis B and hepatitis C. Our first product, PhenoSense HIV, is a test that directly and quantitatively measures resistance of a patient’s HIV to anti-viral drugs. Our second product, GeneSeq HIV examines and evaluates the genetic sequences of a patient’s HIV. Our third product, PhenoSense GT combines PhenoSense HIV and GeneSeq HIV into one test on an integrated report to provide the most comprehensive drug resistance information available to assist physicians in selecting optimal treatments for their patients. In addition, we perform resistance testing and research for industry, academia and government for clinical studies, drug screening/characterization and basic research. We are also developing resistance testing products for serious viral diseases other than HIV. In addition, we are collecting resistance test results and related clinical data in an interactive database that we may use to assist our pharmaceutical customers in drug marketing and drug development and make available to physicians for use in therapy guidance. Our products and products in development, which, if completed, might be stand-alone product offerings or incorporated into our existing offerings, include: (i) PhenoSense HBV and GeneSeq HBV, for hepatitis B; (ii) PhenoSense HCV and GeneSeq HCV, for hepatitis C; (iii) an entry assay to measure HIV resistance to entry inhibitors; (iv) an entry assay to assist in the development of HIV vaccines; and (v) a test to measure viral fitness, which is a measure of a virus’ ability to reproduce and infect new cells. We believe our products have the potential to revolutionize the way physicians treat many serious diseases.

Series B Redeemable Convertible Preferred Stock

      On March 22, 2002, we entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 1,005 shares of Series B redeemable convertible preferred stock (“Series B Preferred Stock”) with warrants to purchase an aggregate of 2.2 million shares of common stock, for an aggregate purchase price of $10.05 million. The transaction closed on March 25, 2002. In connection with this financing, we also had to grant warrants to purchase an aggregate of 637,261 shares of common stock to holders of Series A Preferred Stock as a payment in order to secure their consent and waiver concerning the financing and the resulting impact on the Series A Preferred Stock. The rights, preferences and privileges of the Series B Preferred Stock are set forth in the Certificate of Designations, Preferences and Rights of the Series B Preferred Stock filed with the Delaware Secretary of State, and are in many ways similar to the terms of the Series A Preferred Stock. The warrants are subject to the terms and conditions of the stock purchase warrants issued by us and evidencing the warrants. We are obligated to file a registration statement with the Securities and Exchange Commission, prior to June 23, 2002, covering the resale of the shares of our common stock issuable upon conversion of the Series B Preferred Stock, and issuable upon exercise of the warrants issued to the holders of Series A Preferred Stock and Series B Preferred Stock in connection with the financing, as well as additional shares of common stock, which in total is 8.7 million shares of common stock that we anticipate registering for resale. If this registration statement is not declared effective by the Securities and Exchange Commission prior to July 23, 2002, holders of the securities will become entitled to certain rights, including the right to require redemption of their shares.

      The Series B Preferred Stock bears an initial 6% annual dividend rate, payable semi-annually in cash, which increases to an 8% annual rate after 18 months, then increases by 2% every six months up to a maximum of 14%. The holders of Series B Preferred Stock may elect to convert their shares into our common stock at any time, just as they may choose to exercise their warrants at any time. We may, at our option, convert the Series B Preferred Stock into common stock at any time after the date 270 days following the effectiveness of the registration statement covering the Series B Preferred Stock, but only if our stock price exceeds $4.56 for 20 consecutive trading days. We may also, at our option, convert the Series B Preferred Stock into common stock upon a sale of common stock in a firm commitment underwritten offering to the public if the public offering price exceeds $4.56, the aggregate gross proceeds exceed $40 million and the registration statement referenced above are effective.

      The holders are not subject to any limitations on the number of conversions of Series B Preferred Stock or subsequent sales of the corresponding common stock, that they can effect, other than a prohibition on any holder acquiring beneficial ownership of more than the greater of (i) 4.99% of the outstanding shares of our common stock, or (ii) the number of shares of our common stock beneficially owned by the holder as of immediately prior to the Series B Preferred Stock financing.

      We expect to record a deemed dividend of approximately $2.9 million, in the first quarter of 2002, relating to the beneficial conversion feature of the Series B Preferred Stock and the additional warrants issued to the holders of the Series A Preferred Stock in connection with the Series B Preferred Stock financing. The deemed dividend will increase the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and will be included in stockholders’ equity as offsetting charges and credits to additional paid-in capital. This accounting result is similar to accounting implications of our issuance of Series A Preferred Stock, which resulted in us recording a deemed dividend of $2.3 million in the third quarter of 2001.

      The investors of Series B Preferred Stock have the right to require us to redeem all of the Series B Preferred Stock for cash equal to the greater of (i) 120% of their original purchase price plus 120% of any accrued and unpaid dividend or (ii) the aggregate fair market value of the shares of common stock into which such shares of Series B Preferred Stock are then convertible, upon certain triggering events, as defined in our Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock. We may not have available funds to do so in the event redemption is required. In addition, we may redeem the Series B Preferred Stock at any time after March 25, 2004. Due to the nature of the redemption features of the Series B Preferred Stock, we will exclude the Series B Preferred Stock from equity in our financial statements, just as we do with our Series A Preferred Stock. The net proceeds of approximately $2.6 million attributable to the warrants we issued to the holders of Series B Preferred Stock at the time of the financing will be included in additional-paid-in capital.

Series A Redeemable Convertible Preferred Stock

      On June 29, 2001, we entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 1,625 shares of Series A redeemable convertible preferred stock (“Series A Preferred Stock”) with warrants to purchase an aggregate of 3.2 million shares of common stock, for an aggregate purchase price of $16.25 million. The securities purchase agreement contemplated two closings, each for a portion of the Series A Preferred Stock and the warrants. The first closing occurred on July 2, 2001, and we received gross proceeds of $6.65 million. The second and final closing occurred on September 27, 2001, and we received gross proceeds of $9.6 million. The rights, preferences and privileges of the Series A Preferred Stock are set forth in the Certificate of Designations, Preferences and Rights filed with the Delaware Secretary of State. The warrants are subject to the terms and conditions of the stock purchase warrant issued by us and evidencing the warrants. We filed registration statements with the Securities and Exchange Commission, following the first closing and second closing, respectively, covering the resale of the shares of our common stock issuable upon conversion of the Series A Preferred Stock, issuable upon exercise of the warrants and that may become issuable pursuant to the respective rights, preferences and privileges of the Series A Preferred Stock and warrants. The registration statement for the first closing was effective September 24, 2001 and the registration statement for the second closing, which superceded the registration statement for the first closing and covers the Series A Preferred Stock and warrants issued in the first and second closing, was effective October 12, 2001. Of the 1,625 shares issued in the financing, 992 shares remain outstanding as of March 28, 2002, and the others were converted into an aggregate of 2,531,571 shares of our common stock.

      The Series A Preferred Stock bears an initial 6% annual dividend rate, payable as a dividend, which increases to an 8% annual rate after two years, then increases by 2% every six months up to a maximum of 14%, payable twice a year in shares of common stock. The holders of Series A Preferred Stock may elect to convert their shares into our common stock at any time, just as they may choose to exercise their warrants at any time. We may, at our option, convert the Series A Preferred Stock into common stock at any time after June 21, 2002 for Series A Preferred Stock issued at the first closing and after July 9, 2002 for Series A Preferred Stock issued at the second closing, but only if our stock price exceeds $5.10 for 20 consecutive trading days. We may also, at our option, convert the Series A Preferred Stock into common stock upon a sale of common stock in a firm commitment underwritten offering to the public if the public offering price exceeds $5.10, the aggregate gross proceeds exceed $40 million and the registration statements referenced above are effective.

      The holders are not subject to any limitations on the number of conversions of Series A Preferred Stock or subsequent sales of the corresponding common stock, that they can effect, other than a prohibition on any holder acquiring beneficial ownership of more than 4.99% of the outstanding shares of our common stock.

      We recorded a deemed dividend of $2.3 million, in the third quarter of 2001, relating to the beneficial conversion feature of the Series A Preferred Stock. The deemed dividend increases the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and is included in stockholders’ equity as offsetting charges and credits to additional paid-in capital.

      The investors of Series A Preferred Stock have the right to require us to redeem all of the Series A Preferred Stock for cash equal to the greater of (i) 115% of their original purchase price plus 115% of any accrued and unpaid dividend or (ii) the aggregate fair market value of the shares of common stock into which such shares of Series A Preferred Stock are then convertible, upon certain triggering events, as defined in our Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. We may not have available funds to do so in the event redemption is required. In addition, we may redeem the Series A Preferred Stock at any time after June 29, 2003, for Series A Preferred Stock issued at the first closing and after September 27, 2003 for Series A Preferred Stock issued at the second closing. Due to the nature of the redemption features of the Series A Preferred Stock, we excluded the Series A Preferred Stock from equity in our financial statements. The net proceeds attributable to the warrants of $2.8 million are included in additional paid-in capital.

Public Offering

      On May 1, 2000, we completed our initial public offering and sold 5,000,000 shares of Common Stock at $7.00 per share. Total gross proceeds to ViroLogic were approximately $35.0 million. See “Stockholders’ Equity and Redeemable Convertible Preferred Stock” note to the financial statements for further discussion.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES

      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. See Note 1 to the financial statements for further discussion. Items in our financial statements requiring significant estimates and judgments are as follows:

Revenue Recognition

      Revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payor programs, including Medicare. Billings for services under third-party payor programs are included in revenues net of an allowance for contractual discounts and an allowance for differences between the amounts billed and estimated payment amounts. We estimate these allowances based on historical payment information and current sales data. If the government and other third-party payors significantly change their reimbursement policies or the relative mix of third-party payors changes, an adjustment to the allowance may be necessary. National Institutes of Health (“NIH”) grant revenue is recorded on a reimbursement basis as grant costs are incurred. Costs associated with NIH grant revenue are included in research and development expenses. Deferred revenue relates to cash received in advance of delivery of test results.

Bad Debts

      We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate the amount of allowance for doubtful accounts based on the age of the receivable and the risk profile of the customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Deferred Tax Assets

      We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Due to our lack of earnings history, the net deferred tax assets at December 31, 2001 have been fully offset by a valuation allowance.

Deemed Dividends

      We estimate a beneficial conversion feature for our convertible preferred stock in accordance with Emerging Issues Task Force Consensus No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features” and No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” based on the difference between the estimated conversion price and common stock fair market value at the date of issuance. We record the beneficial conversion feature as a deemed dividend on the Statement of Operations, resulting in an increase to the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share.

Stock Based Compensation

      We account for employee stock option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), which does not require the recognition of compensation expense for options granted to employees with exercise prices equal to the fair value of the common stock at the date of grant. Deferred compensation, if recorded, is amortized using the graded vesting method. Statement of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires the disclosure of pro forma information regarding net loss and net loss per share as if the Company had accounted for its stock options under the fair value method. See “Stockholders’ Equity and Redeemable Convertible Preferred Stock” note to the financial statements for further discussion.

      The Company accounts for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued and expensed over their vesting periods.

RESULTS OF OPERATIONS

      Our results of operations have fluctuated from period to period and may continue to fluctuate in the future. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. We are subject to risks common to companies in our industry. These risks and uncertainties include, but are not limited to, whether PhenoSense testing will achieve market acceptance, whether payors will authorize reimbursement for our products, whether we will be able to expand our sales and marketing capabilities, whether the FDA or any other agency will decide to further regulate our products or services, whether we encounter problems or delays in automating our process, whether we successfully introduce new products using our PhenoSense technology, including entry, fitness and vaccine assays, whether intellectual property underlying our PhenoSense technology is adequate, whether we are able to build brand loyalty and whether ViroLogic will be able to raise sufficient capital. See “Risk Factors Related to Our Business” for further discussion.

Year Ended December 31, 2001 Compared to Years Ended December 31, 2000 and 1999.

      Revenue. Revenue was $18.3 million, $7.5 million and $1.1 million in 2001, 2000 and 1999, respectively. The increase of $10.8 million in 2001 as compared to 2000 was primarily attributable to greater sales of PhenoSense HIV, GeneSeq HIV and the introduction of PhenoSense GT in the fourth quarter of 2001. In addition, in 2001, we were awarded NIH research grants to develop new technologies to measure HIV resistance to entry inhibitors and viral replication capacity or “fitness.” The increase of $6.4 million in 2000 as compared to 1999 was primarily attributable to a full year of sales in 2000 of PhenoSense HIV, which was launched commercially in November 1999. We believe increased demand for existing products and new product launches will be the primary factors contributing to an increased level of sales in 2002 as compared to 2001.

      Cost of product revenue. Cost of product revenue was $11.8 million, $5.5 million and $0.6 million in 2001, 2000 and 1999, respectively. The increases of $6.4 million in 2001 as compared to 2000 and $4.8 million in 2000 as compared to 1999, were due to the higher volume of testing and continued expansion of our clinical laboratory activities. Included in these costs are materials, supplies, labor and overhead related to the tests. In addition, the increase in 2000 was partially due to the relocation of the clinical reference laboratory into a new, larger facility and implementation of a new laboratory information system. Gross margins increased to 34% in 2001 from 27% in 2000 primarily due to improved operational efficiency and economies of scale. Gross margin in 1999 was not meaningful as PhenoSense HIV was launched in November 1999. We anticipate that the total cost of product revenue will increase as we increase the volume of our testing but at a lower growth rate than the anticipated revenue growth rate.

      Research and development. Research and development costs were $11.7 million, $10.1 million and $9.6 million in 2001, 2000 and 1999, respectively. The increase of $1.6 million in 2001 as compared to 2000 was primarily related to additional research and development efforts to enhance our resistance testing products and include costs associated with NIH grant revenue. The increase of $0.5 million in 2000 as compared to 1999 was primarily related to research and development efforts to enhance our PhenoSense HIV test. We expect research and development spending to increase in subsequent years as we expand our research and product development and automation efforts for other serious diseases, but at a substantially lower growth rate than the anticipated revenue growth rate.

      Below is a summary of products and products in development. The information in the column labeled “Estimated Completion” contains forward-looking statements regarding completion of products in development. The actual timing of completion of those products could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the completion of our products, see “Risk Factors Related to Our Business.”

      The following summarizes our products and products in development:

Estimated
Completion

PhenoSense HIV, a phenotypic HIV test
Pharmaceutical and patient testing	Completed
GeneSeq HIV, a genotypic HIV test
Pharmaceutical and patient testing	Completed
PhenoSense GT, a combination HIV test
Patient testing	Completed
Fitness HIV, a replication capacity assay(1)
Pharmaceutical testing	Completed
Patient testing	2002
Entry Assay HIV, an entry inhibitor assay(1)
Pharmaceutical testing	Completed
Patient testing	2003
Vaccine Entry HIV, an entry neutralization assay
Pharmaceutical testing	2002
PhenoSense HBV, a phenotypic hepatitis B test
Pharmaceutical testing	2002
Patient testing	2003
GeneSeq HBV, a genotypic hepatitis B test
Pharmaceutical testing	Completed
Patient testing(2)	2003
PhenoSense HCV, a phenotypic hepatitis C test
Pharmaceutical testing	2002
Patient testing(2)	2003

(1)	This test may be incorporated into one of our existing products or possibly offered as a stand-alone product.

(2)	This test is expected to be offered after several pharmaceutical drugs are available for patients use.

      General and administrative. General and administrative expenses were $11.4 million, $10.8 million and $6.8 million in 2001, 2000 and 1999, respectively. The increase of $0.5 million in 2001 as compared to 2000 was due to greater spending on salaries and benefits resulting from increased employee headcount and additional corporate infrastructure to support our revenue growth. The increase was partially offset by a $2.2 million reduction in non-cash compensation expenses primarily related to granting stock and options prior to our initial public offering in 2000 as discussed below. The increase of $4.0 million in 2000 as compared to 1999 was primarily due to greater spending on salaries and benefits resulting from increased headcount, implementation of a new enterprise resource planning system and a $1.8 million increase in noncash compensation expenses related to granting stock and options. The increase was partially offset by the absence of any settlement or related costs recorded in 2000 as compared with approximately $1.9 million of settlement and other costs recorded in 1999 arising from a lawsuit with a former officer and stockholder. In 2002, we expect general and administrative expenses to increase, but at a substantially lower growth rate than the anticipated revenue growth rate due to continued leveraging of existing infrastructure.

      Stock Based Compensation. Deferred compensation for options granted to employees is the difference between the exercise price and the deemed fair value for financial reporting purposes of our common stock on the date certain options were granted and is a component of stockholders’ equity. In 2001, all options were granted at fair value and no deferred compensation was recorded. In connection with the grant of stock options to employees, prior to our initial public offering, we recorded deferred stock compensation of approximately $1.6 million and $5.0 million in 2000 and 1999, respectively. Stock based compensation is being amortized over the vesting period for the individual options. We recorded related amortization of $1.5 million, $3.6 million and $0.5 million in 2001, 2000 and 1999, respectively.

      We determined compensation for options granted to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18 as the fair value of the equity instruments issued. We record compensation for options granted to non-employees as the related services are rendered, and the value of the compensation may be periodically remeasured and the expense adjusted accordingly as the underlying options vest. We recorded $0.2 million of stock based compensation for non-employees in 2001 as compared to $0.3 million in 2000. The amount recorded in 1999 was minimal. The aggregate value of these options is $0.7 million, calculated based on the deemed fair value of our common stock at December 31, 2001 and will be recorded as a general and administrative expense over the period of the related services, which is generally two to four years.

      Sales and marketing. Sales and marketing expenses were $10.3 million, $5.9 million and $1.2 million in 2001, 2000 and 1999, respectively. The increase of $4.4 million in 2001 as compared to 2000 was primarily attributable to the expansion of our sales force and increased marketing programs related to the commercialization of our existing and new products, including PhenoSense GT. The increase of $4.7 million in 2000 as compared to 1999 was primarily attributable to the deployment of our sales force and increased marketing programs related to the commercialization of PhenoSense HIV. In 2002, we expect sales and marketing expenses to increase to support new product launches and sales of existing products but at a lower growth rate than the anticipated revenue growth rate.

      Interest income. Interest income was $1.1 million, $1.9 million and $0.2 million in 2001, 2000 and 1999, respectively. The decrease of $0.7 million in 2001 as compared to 2000 was primarily due to lower average cash balances resulting from expenditures made to support growth in company operations and lower interest rates. The increase of $1.6 million in 2000 as compared to 1999 was primarily due to higher average cash and securities investment balances resulting from our Series C preferred stock financing in January and February 2000 and our initial public offering in May 2000.

      Interest expense. Interest expense was $0.5 million, $0.3 million and $0.2 million in 2001, 2000 and 1999, respectively. The increases of $0.2 million in 2001 as compared to 2000 and $19,000 in 2000 as compared to 1999, were due to increased equipment financing.

      Other income. In 2001, other income was $0.1 million, representing residual income from one of our subleases. For further discussion, see Liquidity and Capital Resources below.

      Deemed dividend. In 2001, we sold 1,625 shares of Series A Preferred Stock, or 6.4 million shares of common stock as converted, and issued warrants to purchase an aggregate of 3.2 million shares of common stock at a price of $2.805 per share, for net proceeds of approximately $14.7 million. We determined that the issuance of the Series A Preferred Stock resulted in a beneficial conversion feature of approximately $2.3 million in 2001. In 2000 and 1999, we sold 8.5 million and 1.7 million shares, respectively, of Series C preferred stock for 4.2 million and 0.8 million shares, respectively, of common stock as converted. We received proceeds of approximately $15.6 million and $3.1 million in 2000 and 1999, respectively. After re-evaluating the fair value of our common stock in contemplation of our initial public offering, we determined that the issuance of the Series C preferred stock resulted in a beneficial conversion feature of approximately $15.7 million and $3.1 million in 2000 and 1999, respectively. The beneficial conversion features were calculated in accordance with Emerging Issues Task Force Consensus No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features” and Emerging Issues Task Force Consensus No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” The beneficial conversion features were reflected as deemed dividends in the Statement of Operations of $2.3 million, $15.7 million and $3.1 million in 2001, 2000 and 1999, respectively, and are included in stockholders’ equity as offsetting charges and credits to additional paid-in capital.

      Preferred stock dividend. The Series A Preferred Stock issued in 2001 bears an initial 6% annual dividend rate, payable as a dividend, which increases to an 8% annual rate after two years, then increases by 2% every six months up to a maximum of 14%, payable twice a year in shares of common stock. In 2001, we recorded this dividend of $0.3 million in the Statement of Operations.

LIQUIDITY AND CAPITAL RESOURCES

      We expect our available cash, investments and short-term restricted cash of $9.1 million at December 31, 2001, together with gross proceeds from a private placement of $10.05 million received in March 2002, funds provided by the sale of our products, grant revenue, borrowing under equipment financing arrangements and cash flows generated from subletting a portion of our facilities will be adequate to fund our operations through at least December 2002. We expect to fund our cash requirements in the future by generating cash from operations. In addition, we plan to continue to evaluate various strategic opportunities, including research and development collaborations, international alliances and marketing partnerships.

      We have funded our operations since inception primarily through public and private sales of common and preferred stock, equipment financing arrangements and product sales. Although we expect our operating and capital resources will be sufficient to meet future requirements, including the cash dividend payments that we are required to make on shares of our Series B Preferred Stock, we may have to raise additional funds to continue the development and commercialization of future technologies and our business operations in general. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.

      Net cash used in operating activities was $24.3 million, $18.6 million and $13.4 million in 2001, 2000 and 1999, respectively. Cash used in operating activities primarily relates to ongoing operating losses as discussed above.

      Net cash used in investing activities was $2.0 million, $20.4 million and $3.9 million in 2001, 2000 and 1999, respectively. The decrease in cash used in investing activities of $18.4 million in 2001 as compared to 2000 is primarily due to lower net proceeds from financing in 2001. We received net proceeds of $14.7 million in 2001 from our issuance of Series A Preferred Stock as compared to net proceeds of $31.2 million from our initial public offering in 2000. We also received $2.6 million in 2001 as an advance from one of our subtenants. In 2000, the increase in cash used in investing activities of $16.5 million resulted primarily from investing proceeds from our initial public offering in short-term investments, net of proceeds from maturities and sales. Also contributing to the increase were increased capital expenditures for leasehold improvements related to our new laboratory facility of approximately $4.0 million, as well as equipment and software purchases of approximately $3.7 million.

      Net cash provided by financing activities was $15.1 million, $49.4 million and $10.0 million in 2001, 2000 and 1999, respectively. Net cash provided by financing activities in 2001 resulted primarily from the Company’s issuance of Series A Preferred Stock for net proceeds of approximately $14.7 million and equipment financing of approximately $1.3 million. Net cash provided by financing activities in 2000 resulted primarily from our initial public offering. We sold 5,000,000 shares of common stock at $7.00 per share for a total net proceeds to ViroLogic of approximately $31.2 million. In addition, we sold Series C preferred stock for approximately $15.6 million in 2000.

      We currently lease three buildings with approximately 120,000 square feet of laboratory and office space in South San Francisco, California. We began leasing 54,000 square feet of this laboratory and office space in June 2001. Initially, this facility will provide more space than is required for our currently planned operations. In October 2001, we sublet approximately 40,000 square feet to a third party for a term of 18 months with an option to extend for an additional six months. In September 2001, we received $2.6 million as an advance from the subtenant as specified in the sublease agreement. This advance is recognized over the term of the subtenant’s lease, offsetting related rental and depreciation expense with the remaining amount recorded as other income. In July 2001, we sublet approximately 12,000 square feet of one of our existing facilities to another third party for a term of 18 months with an option to extend for an additional six months. The rental income generated from these subleases is expected to be $1.6 million and $0.2 million in 2002 and 2003, respectively, and will be recorded as an offset to rental expense. Leases on our facilities expire in the years 2004 and 2011. All leases provide us with options to extend the term.

      Our current contractual obligations for the next five years and thereafter, excluding sublease rental income, are generally described as follows:

	Principal Payments Due By Period

	Less Than			After
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(In thousands)
Operating leases	$2,751	$5,699	$4,815	$10,460	$23,725
Equipment loans	968	179	—	—	1,147
Capital leases	1,188	1,449	3	—	2,640
Materials and service contracts	1,100	—	—	—	1,100

Total contractual obligations	$6,007	$7,327	$4,818	$10,460	$28,612

      The Series B Preferred Stock bears an initial 6% annual dividend rate, payable semi-annually in cash, which increases to an 8% annual rate after 18 months, then increases by 2% every six months up to a maximum of 14%. If the currently outstanding 1,005 shares of our Series B Preferred Stock were to remain outstanding, we would be obligated to pay cash dividends of $0.6 million per year at the initial 6% rate increasing to a maximum of $1.4 million per year at the rate of 14%.

      The contractual obligations discussed above are fixed costs. If we are unable to generate sufficient cash from operations to meet these contractual obligations, we may have to raise additional funds. These funds may not be available on favorable terms or at all.

      Income taxes. We have incurred net operating losses since inception. At December 31, 2001 and 2000, we had federal and state net operating loss carryforwards of approximately $68.0 million and $26.0 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates between the years 2010 and 2021, if not utilized. The State of California net operating losses will expire at various dates between the years 2003 and 2006, if not utilized. Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”) on Business Combinations and Statement of Financial Accounting Standards No. 142 (“SFAS 142”) on Goodwill and Other Intangible Assets. SFAS 141 applies to any business combinations initiated after June 30, 2001 and also includes the criteria for the recognition of intangible assets separately from goodwill. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and requires that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets is subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 is reassessed and the remaining amortization periods adjusted accordingly. The adoption of SFAS 141 and 142 is not expected to have a significant impact on the Company’s financial position.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.”

SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have a significant impact on the Company’s financial position.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	March 31	June 30	September 30	December 31

	(In thousands, except per share amounts)
2001
Total revenue	$3,088	$4,769	$4,403	$6,013
Cost of product revenue	2,288	3,124	2,760	3,673
Net loss	(7,017)	(5,881)	(6,556)	(6,740)
Net loss applicable to common stockholders	(7,017)	(5,881)	(8,928)	(6,971)
Basic and diluted net loss per share	(0.35)	(0.29)	(0.45)	(0.34)

2000
Total revenue	$877	$1,947	$1,885	$2,757
Cost of product revenue	684	1,448	1,237	2,088
Net loss	(5,464)	(5,017)	(5,934)	(6,781)
Net loss applicable to common stockholders	(21,164)	(5,017)	(5,934)	(6,781)
Basic and diluted net loss per share	(4.19)	(0.34)	(0.30)	(0.34)

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

Item 8.     Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

ViroLogic, Inc.

      We have audited the accompanying balance sheets of ViroLogic, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also include the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ViroLogic, Inc. at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 7, 2002, except for Notes 6 and 8 as to which the date is March 26, 2002

VIROLOGIC, INC.

BALANCE SHEETS

(In thousands, except share data)

	December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$1,399	$12,623
Short-term investments	7,563	11,171
Accounts receivable, net of allowance for doubtful accounts of $588 and $175 in 2001 and 2000, respectively	4,562	2,404
Prepaid expenses	1,464	663
Tenant improvement reimbursement	1,286	—
Inventory	956	449
Restricted cash	100	1,050
Other current assets	385	489

Total current assets	17,715	28,849
Property and equipment, net	18,381	13,234
Restricted cash	900	979
Other assets	855	585

Total assets	$37,851	$43,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,304	$1,865
Accrued compensation	2,036	1,305
Accrued liabilities	2,386	2,678
Advance from subtenant	1,300	—
Deferred revenue	314	116
Current portion of capital lease obligations	977	398
Current portion of loans payable	890	1,390

Total current liabilities	10,207	7,752
Long-term portion of capital lease obligations	1,341	945
Long-term portion of loans payable	174	1,019
Long-term deferred rent	455	288
Long-term advance from subtenant	975	—
Redeemable convertible preferred stock, $0.001 par value, 1,523 shares authorized, issued and outstanding at December 31, 2001; none authorized, issued or outstanding at December 31, 2000	11,228	—
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 4,998,477 and 5,000,000 shares authorized at December 31, 2001 and 2000, respectively; none issued and outstanding at December 31, 2001 and 2000, respectively	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 20,650,012 and 19,870,491 shares issued and outstanding at December 31, 2001 and 2000, respectively	21	20
Additional paid-in capital	93,226	88,772
Notes receivable from officers and employees	—	(31)
Accumulated other comprehensive income	94	178
Deferred compensation	(875)	(2,495)
Accumulated deficit	(78,995)	(52,801)

Total stockholders’ equity	13,471	33,643

Total liabilities and stockholders’ equity	$37,851	$43,647

See accompanying notes.

VIROLOGIC, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,

	2001	2000	1999

Revenue:
Product revenue	$17,815	$7,466	$1,069
NIH grant revenue	458	—	—

Total revenue	18,273	7,466	1,069
Operating costs and expenses:
Cost of product revenue	11,845	5,457	627
Research and development	11,693	10,080	9,588
General and administrative	11,376	10,841	6,804
Sales and marketing	10,336	5,890	1,196

Total operating costs and expenses	45,250	32,268	18,215

Operating loss	(26,977)	(24,802)	(17,146)
Interest income	1,143	1,868	249
Interest expense	(466)	(262)	(243)
Other income	106	—	—

Net loss	(26,194)	(23,196)	(17,140)
Deemed dividend to preferred stockholders	(2,269)	(15,700)	(3,100)
Preferred stock dividend	(334)	—	—

Net loss applicable to common stockholders	$(28,797)	$(38,896)	$(20,240)

Basic and diluted net loss per common share	$(1.43)	$(2.62)	$(4.24)

Weighted average shares used in computing basic and diluted net loss per common share	20,072	14,852	4,772

See accompanying notes.

VIROLOGIC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Convertible		Common			Notes	Accumulated
	Preferred Stock		Stock		Additional	Receivable	Other			Total
					Paid-in	from Officers	Comprehensive	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	& Employees	Income	Compensation	Deficit	Equity

Balance as of December 31, 1998	3,935	$4	4,810	$5	$21,381	$(95)	$—	$—	$(12,465)	$8,830
Exercise of stock options, net of repurchases	—	—	25	—	44	—	—	—	—	44
Issuance of Series C convertible preferred stock	5,814	6	—	—	10,729	—	—	—	—	10,735
Issuance of common stock	—	—	112	—	1,087	—	—	—	—	1,087
Stock award to officer	—	—	150	—	555	—	—	—	—	555
Repayment of note receivable	—	—	—	—	—	16	—	—	—	16
Forgiveness of note receivable	—	—	—	—	—	33	—	—	—	33
Deferred compensation	—	—	—	—	4,968	—	—	(4,968)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	490	—	490
Stock-based compensation related to consultant options	—	—	—	—	48	—	—	—	—	48
Net loss	—	—	—	—	—	—	—	—	(17,140)	(17,140)
Deemed dividend to preferred stockholders	—	—	—	—	(3,100)	—	—	—	—	(3,100)
	—	—	—	—	3,100	—	—	—	—	3,100

Balance as of December 31, 1999	9,749	10	5,097	5	38,812	(46)	—	(4,478)	(29,605)	4,698
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(23,196)	(23,196)
Net unrealized gain on securities available-for-sale	—	—	—	—	—	—	178	—	—	178

Comprehensive loss	—	—	—	—	—	—	—	—	—	(23,018)
Issuance of Series C preferred stock, net of issuance costs	8,462	8	—	—	15,626	—	—	—	—	15,634
Conversion of Series B and C preferred stock to common	(18,211)	(18)	9,588	10	8	—	—	—	—	—
Issuance of common stock upon initial public offering net of issuance costs	—	—	5,000	5	31,240	—	—	—	—	31,245
Exercise of warrants	—	—	13	—	24	—	—	—	—	24
Issuance of warrants to lender	—	—	—	—	318	—	—	—	—	318
Repayment of note receivable	—	—	—	—	—	9	—	—	—	9
Forgiveness of note receivable	—	—	—	—	—	6	—	—	—	6
Deferred compensation	—	—	—	—	1,577	—	—	(1,577)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	3,560	—	3,560
Issuance of common stock under 401K Plan	—	—	16	—	150	—	—	—	—	150
Exercise of employee and nonemployee stock options	—	—	88	—	274	—	—	—	—	274
Stock-based compensation related to consultant options	—	—	—	—	331	—	—	—	—	331
Issuance of common stock under employee stock purchase plan	—	—	68	—	412	—	—	—	—	412
Deemed dividend to preferred stockholders	—	—	—	—	15,700	—	—	—	—	15,700
	—	—	—	—	(15,700)	—	—	—	—	(15,700)

Balance as of December 31, 2000	—	—	19,870	20	88,772	(31)	178	(2,495)	(52,801)	33,643
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(26,194)	(26,194)
Net unrealized loss on securities available-for-sale	—	—	—	—	—	—	(84)	—	—	(84)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(26,278)
Issuance of warrants under Series A Preferred Stock, net of issuance costs	—	—	—	—	2,775	—	—	—	—	2,775
Conversion of Series A Preferred Stock to common	—	—	402	1	744	—	—	—	—	745
Exercise of warrants	—	—	10	—	—	—	—	—	—	—
Forgiveness of note receivable	—	—	—	—	—	31	—	—	—	31
Reversal of deferred compensation for terminated employees	—	—	—	—	(121)	—	—	121	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,499	—	1,499
Issuance of common stock under 401K plan	—	—	79	—	228	—	—	—	—	228
Exercise of employee and nonemployee stock options	—	—	33	—	78	—	—	—	—	78
Stock-based compensation related to consultant options	—	—	—	—	384	—	—	—	—	384
Issuance of common stock under employee stock purchase plan	—	—	256	—	700	—	—	—	—	700
Preferred stock dividends	—	—	—	—	(334)	—	—	—	—	(334)
Deemed dividend to preferred stockholders	—	—	—	—	2,269	—	—	—	—	2,269
	—	—	—	—	(2,269)	—	—	—	—	(2,269)

Balance as of December 31, 2001	—	$—	20,650	$21	$93,226	$—	$94	$(875)	$(78,995)	$13,471

See accompanying notes.

VIROLOGIC, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2001	2000	1999

OPERATING ACTIVITIES
Net loss	$(26,194)	$(23,196)	$(17,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,276	1,700	1,135
Non-cash stock-based compensation	1,914	4,124	2,227
Allowance for doubtful accounts	413	111	63
Amortization of subtenant advance	(325)	—	—
Gain on short-term investments	(164)	(72)	—
Changes in assets and liabilities:
Accounts receivable	(2,571)	(1,965)	(613)
Prepaid expenses	(801)	(358)	—
Inventory	(507)	(162)	(287)
Other current assets	104	(374)	(210)
Accounts payable	439	408	871
Accrued compensation	731	745	397
Accrued liabilities	(981)	376	223
Deferred revenue	198	35	(67)
Long-term deferred rent	167	43	11

Net cash used in operating activities	(24,301)	(18,585)	(13,390)

INVESTING ACTIVITIES
Purchases of short-term investments	(7,160)	(35,702)	—
Maturities and sales of short-term investments	10,848	24,781	—
Restricted cash	1,029	(1,079)	(950)
Capital expenditures	(7,777)	(8,391)	(2,625)
Advance from subtenant	2,600	—	—
Reimbursable tenant improvements	(1,286)	—	—
Other assets	(270)	(10)	(371)

Net cash used in investing activities	(2,016)	(20,401)	(3,946)

FINANCING ACTIVITIES
Proceeds from loans payable	—	1,664	—
Principal payments on loans payable	(1,345)	(1,203)	(801)
Proceeds in connection with sale leaseback transactions	1,303	1,394	—
Principal payments on capital lease obligations	(619)	(51)	—
Proceeds from issuance of common stock, net of common stock repurchases	1,006	31,954	30
Repayments of notes receivable	—	9	16
Net proceeds from issuance of preferred stock	14,748	15,634	10,735

Net cash provided by financing activities	15,093	49,401	9,980

Net increase (decrease) in cash and cash equivalents	(11,224)	10,415	(7,356)
Cash and cash equivalents at beginning of year	12,623	2,208	9,564

Cash and cash equivalents at end of year	$1,399	$12,623	$2,208

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$466	$262	$243

SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Warrants issued to preferred stockholders	$2,775	$—	$—

Deemed dividend to preferred stockholders	$2,269	$15,700	$3,100

Preferred shares converted into common shares	$745	$—	$—

Assets acquired under capital leases	$291	$—	$—

Accrued capital expenditures	$355	$1,514	$—

Dividend to preferred stockholders	$334	$—	$—

Deferred stock compensation	$—	$1,577	$4,968

Warrants issued to lender	$—	$318	$—

See accompanying notes.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

      ViroLogic, Inc. (“ViroLogic” or the “Company”) is a biotechnology company developing, marketing and selling innovative products to guide and improve treatment of viral diseases. We incorporated in the state of Delaware on November 14, 1995 and commenced commercial operations in 1999. We developed a practical way of directly measuring the impact of genetic mutations on drug resistance and using this information to guide therapy. We have proprietary technology, called PhenoSense, for testing drug resistance in viruses that cause serious viral diseases such as HIV/AIDS, hepatitis B and hepatitis C. Our first product, PhenoSense HIV, is a test that directly and quantitatively measures resistance of a patient’s HIV to anti-viral drugs. Our second product, GeneSeq HIV examines and evaluates the genetic sequences of a patient’s HIV. Our third product, PhenoSense GT combines PhenoSense HIV and GeneSeq HIV into one test on an integrated report to provide the most comprehensive drug resistance information available to assist physicians in selecting optimal treatments for their patients. In addition, we perform resistance testing and research for industry, academia and government for clinical studies, drug screening/characterization and basic research. We are also developing resistance testing products for serious viral diseases other than HIV. In addition, we are collecting resistance test results and related clinical data in an interactive database that we may use to assist our pharmaceutical customers in drug marketing and drug development and make available to physicians for use in therapy guidance. Our products and products in development, which, if completed, might be stand-alone product offerings or incorporated into our existing offerings, include: (i) PhenoSense HBV and GeneSeq HBV, for hepatitis B; (ii) PhenoSense HCV and GeneSeq HCV, for hepatitis C; (iii) an entry assay to measure HIV resistance to entry inhibitors; (iv) an entry assay to assist in the development of HIV vaccines; and (v) a test to measure viral fitness, which is a measure of a virus’ ability to reproduce and infect new cells.

Management’s Plans

      The Company expects available cash, investments and short-term restricted cash of $9.1 million at December 31, 2001, together with gross proceeds from a private placement of $10.05 million received in March 2002, funds provided by the sale of products, grant revenue, borrowing under equipment financing arrangements and cash flows generated from subletting a portion of the Company’s facilities will be adequate to fund operations through at least December 2002. Management expects to fund cash requirements in the future by generating cash from operations. In addition, management plans to continue to evaluate various strategic opportunities, including research and development collaborations, international alliances and marketing partnerships.

      The Company has funded operations since inception primarily through public and private sales of common and preferred stock, equipment financing arrangements and product sales. Although management expects operating and capital resources will be sufficient to meet future requirements, including the cash dividend payments that the Company is required to make on shares of Series B Preferred Stock, the Company may have to raise additional funds to continue the development and commercialization of future technologies and business operations in general. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, management may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms. In addition, management may choose to raise additional capital due to market conditions or strategic considerations even if management believes that the Company has sufficient funds for current or future operating plans.

Reverse Stock Split

      On February 21, 2000, the Company’s board of directors approved a one for two reverse split of common stock which became effective on April 17, 2000. The accompanying financial statements have been adjusted

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2001

retroactively to reflect the reverse split. The conversion ratios of the respective series of convertible preferred stock were automatically adjusted to reflect the reverse split.

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

Short-Term Investments

      Management has classified ViroLogic’s marketable securities as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at market value with unrealized gains and losses included in accumulated other comprehensive income in stockholders’ equity. Realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method.

      ViroLogic invests its excess cash in U.S. government and agency securities, debt instruments of financial institutions and corporations, and money market funds with strong credit ratings. ViroLogic has established guidelines regarding diversification of its investments and their maturities which should maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

Inventory

      Inventory is stated at the lower of standard cost, which approximates actual cost, or market. Inventory consists of the following:

	Year Ended
	December 31,

	2001	2000

	(In thousands)
Raw materials	$663	$419
Work in process	293	30

Total	$956	$449

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

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2001

Impairment of Long-Lived Assets

      In accordance with the provisions of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”), the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the asset’s carrying amount. Impairment, if any, is assessed using discounted cash flows. Through December 31, 2001, there have been no such losses.

Revenue Recognition

      Revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payor programs, including Medicare. Billings for services under third-party payor programs are included in revenues net of an allowance for contractual discounts and an allowance for differences between the amounts billed and estimated payment amounts. We estimate these allowances based on historical payment information and current sales data. If the government and other third-party payors significantly change their reimbursement policies or the relative mix of third-party payors changes, an adjustment to the allowance may be necessary. National Institutes of Health (“NIH”) grant revenue is recorded on a reimbursement basis as grant costs are incurred. Costs associated with NIH grant revenue are included in research and development expenses. Deferred revenue relates to cash received in advance of delivery of test results.

Research and Development

      The Company expenses research and development costs as incurred. Research and development expenses consist primarily of salaries and related personnel costs, material, supply costs for prototypes, and include costs associated with NIH grant revenue. In addition, research and development expenses include costs related to clinical trials to validate the Company’s testing processes and procedures and related overhead expenses.

Royalty Expense

      The Company pays royalties under a licensing agreement. These royalties are directly related to revenue and are expensed to cost of product revenue at the time revenue is recognized. For further discussion, see “Equipment Financing and Commitments” note below.

Advertising Expenses

      The Company expenses the costs of advertising, which include promotional expenses, as incurred. Advertising expenses were $4.5 million and $2.4 million for the years ended December 31, 2001 and 2000, respectively, and were recorded as sales and marketing expenses. Advertising expenses were minimal for the year ended December 31, 1999.

Stock-Based Compensation

      The Company accounts for employee stock option grants using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), which does not require the recognition of compensation expense for options granted to employees with exercise prices equal to the fair value of the common stock at the date of grant. Deferred compensation, if recorded, is amortized using the graded vesting method. Note 6 includes the fair value disclosures required by Statement of Financial Accounting Standards

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2001

Board Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 requires the disclosure of pro forma information regarding net loss and net loss per share as if the Company had accounted for its stock options under the fair value method.

      The Company accounts for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued and expensed over their vesting periods.

Comprehensive Income (Loss)

      Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income includes certain changes in equity that are excluded from net income (loss). Specifically, unrealized gains and losses on our available-for-sale securities, which are reported separately in stockholders’ equity, are included in accumulated other comprehensive income. Comprehensive income (loss) and its components are as follows:

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Net loss	$(26,194)	$(23,196)	$(17,140)
Changes in unrealized (loss) gain on securities available-for-sale, net of tax	(84)	178	—

Comprehensive loss	$(26,278)	$(23,018)	$(17,140)

Segment Reporting

      The Company has determined that it operates in only one segment under Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”). SFAS 131 establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers.

Net Loss Per Share

      Basic earnings (loss) per share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less the weighted-average shares outstanding which are subject to the Company’s right of repurchase. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of convertible preferred stock and stock options and warrants, calculated using the treasury stock method. Potentially dilutive securities have been excluded from the diluted earnings per share computations as they have an anti-dilutive effect due to the Company’s net loss.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2001

      A reconciliation of shares used in the calculations is as follows:

	Year Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Net loss applicable to common stockholders	$(28,797)	$(38,896)	$(20,240)

Weighted-average shares of common stock outstanding	20,078	14,891	4,856
Less: weighted-average shares subject to repurchase	(6)	(39)	(84)

Weighted-average shares used in basic and diluted net loss per common share	20,072	14,852	4,772

Basic and diluted net loss per common share	$(1.43)	$(2.62)	$(4.24)

      The following outstanding options and warrants, prior to the application of the treasury stock method, and convertible preferred stock, on an as-converted basis, were excluded from the computation of diluted net loss per share as these potentially dilutive securities had an anti-dilutive effect:

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Series A redeemable convertible preferred stock (as-if converted basis)	5,973	—	—
Series C convertible preferred stock (as-if converted basis)	—	—	5,357
Stock options	3,079	1,665	1,241
Warrants to purchase common stock	3,575	756	518
Warrants to purchase preferred stock (as-if converted basis)	—	—	227

Significant Concentrations

      Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash equivalents and marketable securities. For further discussion, see “Short-Term Investments” note below.

      In 2001, two customers represented 15% and 14% of total revenues, in 2000, two customers represented 19% and 18% of total revenues, and in 1999, two customers represented 41% and 33% of total revenues. The accounts receivable balances related to these customers as of December 31, 2001 and 2000 were $0.6 million and $0.9 million, respectively.

      The net increase in the allowance for doubtful accounts balance was $0.4 million, $0.1 million and $0.1 million in 2001, 2000 and 1999, respectively.

      The Company relies on a few vendors as the sole source of various materials in its testing process. Any extended interruption in the supply of these materials could result in the failure to meet customer demand.

Recent Accounting Pronouncements

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”) on Business Combinations and Statement of Financial Accounting Standards No. 142 (“SFAS 142”) on Goodwill and Other Intangible Assets. SFAS 141 applies to any business combinations initiated after June 30, 2001 and also includes the criteria for the recognition of intangible assets separately from goodwill. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and requires that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2001

resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets is subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 is reassessed and the remaining amortization periods adjusted accordingly. The adoption of SFAS 141 and 142 is not expected to have a significant impact on the Company’s financial position.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” SFAS 144 will be effective on April 1, 2002. The adoption of SFAS 144 is not expected to have a significant impact on the Company’s financial position.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Financial Instruments and for Hedging Activities” (“SFAS 133”). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in the other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative’s change in fair value will be immediately recognized in earnings. SFAS 133 was adopted by the Company on January 1, 2001. Because the Company does not currently hold any derivatives, there was no impact on the Company’s financial position or results of operations as a result of this adoption.

Reclassifications

      Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

2.     SHORT-TERM INVESTMENTS

      The amortized cost, gross unrealized gains and losses, and estimated fair value for available-for-sale securities by major security type and class of security are as follows:

	December 31,

	2001			2000

		Gross			Gross
		Unrealized			Unrealized
	Amortized	Holding	Estimated	Amortized	Holding	Estimated
	Cost	Gain	Fair Value	Cost	Gain	Fair Value

	(In thousands)
Maturing within one year:
Certificate of deposit	$—	$—	$—	$308	$—	$308
Maturing between one and two years:
U.S. government obligations	3,013	51	3,064	1,985	42	2,027
Corporate bonds and notes	4,456	43	4,499	8,700	136	8,836

Total available-for-sale securities	$7,469	$94	$7,563	$10,993	$178	$11,171

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2001

3.     PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

	December 31,

	2001	2000

	(In thousands)
Machinery, equipment and furniture	$9,425	$8,099
Leasehold improvements	12,479	6,124
Capitalized software	3,346	2,618

	25,250	16,841
Accumulated depreciation and amortization	(6,869)	(3,607)

Property and equipment, net	$18,381	$13,234

4.     ACCRUED LIABILITIES

      Accrued liabilities consists of the following:

	December 31,

	2001	2000

	(In thousands)
Accrued royalty fee	$417	$126
Accrued capital expenditures	355	1,514
Accrued clinical research costs	261	133
Accrued professional fees	196	329
Property taxes payable	177	141
Accrued marketing and promotional expenses	101	169
Other	879	266

Total accrued liabilities	$2,386	$2,678

5.     EQUIPMENT FINANCING AND COMMITMENTS

      ViroLogic currently leases three buildings with approximately 120,000 square feet of laboratory and office space in South San Francisco, California.

      ViroLogic executed an operating lease agreement in December 1997 for laboratory and office space. The lease term expires in November 2004. The operating lease provides for two successive extensions of three and four years, respectively. In January 1998, ViroLogic executed a tenant improvement agreement for the construction of laboratory and office improvements of up to $1.0 million. An additional obligation of approximately $18,300 per month for 83 months commencing February 1998 has been added to the operating lease commitment.

      In May and November 1999, ViroLogic entered into two operating lease agreements for two additional facilities. Each lease has a term of 10 years from the lease commencement date of May 2000 and June 2001, respectively. Each of the leases provides for two additional successive five year extensions at the then-prevailing rate. In connection with these facility leases, ViroLogic has two deposits securing standby letters of credit totaling approximately $0.9 million and $2.0 million at December 31, 2001 and December 31, 2000, respectively. These deposits have been recorded as “restricted cash” in the balance sheet.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2001

      In July 2001, ViroLogic sublet approximately 12,000 square feet of one of its existing facilities to a third party for a term of 18 months with an option to extend for an additional six months. In October 2001, ViroLogic sublet approximately 40,000 square feet to another third party for a term of 18 months with an option to extend for an additional six months. In September 2001, we received $2.6 million as an advance from one of the subtenants as specified in the sublease agreement. This advance is recognized over the term of the subtenant’s lease, offsetting the related rental and depreciation expense with the remaining amount recorded as other income. The rental income generated from these subleases is expected to be $1.6 million and $0.2 million, in 2002 and 2003, respectively, and will be recorded as an offset to rental expense.

      In March 2000, ViroLogic established an equipment financing facility with a total commitment of $1.3 million. ViroLogic used this entire facility to fund machinery and equipment purchases. In August 2000, ViroLogic established a new equipment facility of which $2.6 million was utilized as of December 31, 2001; under the terms of this agreement, ViroLogic sold the purchased assets and leased them back from the lender over a period of three years. There was no material gain or loss on this transaction and the resulting leases have been accounted for as capital leases.

      As of December 31, 2001 and 2000, ViroLogic had $7.3 million and $5.8 million, respectively, of property and equipment financed through long-term equipment financing obligations. The obligations under the equipment financings are secured by the equipment financed, bear interest at weighted-average fixed rates of approximately 10.9% and 10.8% for 2001 and 2000, respectively, and are due in monthly installments through July 2005. Some of these equipment financing agreements require a balloon payment at the end of their respective terms. The carrying amount of the equipment approximates the corresponding loan balance.

      As of December 31, 2001, future minimum lease payments under operating and capital leases and principal payments on loans, excluding sublease rental income, are as follows:

	Operating	Loans	Capital
	Leases	Payable	Leases

	(In thousands)
Year ending December 31:
2002	$2,751	$968	$1,188
2003	2,829	179	1,133
2004	2,870	—	316
2005	2,367	—	3
2006	2,448	—	—
Thereafter	10,460	—	—

Total minimum lease and principal payments	$23,725	1,147	2,640

Amount representing interest		(83)	(322)

Present value of future payments		1,064	2,318
Current portion of loans and leases		(890)	(977)

Noncurrent portion		$174	$1,341

      Rental expense, net of sublease rental income, was approximately $2.4 million, $1.8 million and $0.9 million in 2001, 2000 and 1999, respectively.

      As of December 31, 2001, ViroLogic had purchase commitments for material and service contracts totaling approximately $1.1 million.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2001

License Agreement

      ViroLogic licenses technology for performing a step in its PhenoSense and GeneSeq tests. The license is non-exclusive and lasts for the life of the patent term of the licensor’s last to expire related patents. In general, newly-issued patents have a term of twenty years. In exchange for the license, ViroLogic has agreed to pay a royalty based on the net service revenues received from product sales. Royalty expense recorded under this agreement was $0.7 million and $0.2 million in 2001 and 2000, respectively. Royalty expense in 1999 was minimal.

6.     STOCKHOLDERS’ EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

Initial Public Offering

      On May 1, 2000, ViroLogic completed its initial public offering in which it sold 5,000,000 shares of common stock at $7.00 per share. Upon the closing of the offering, all of ViroLogic’s outstanding preferred stock automatically converted into an aggregate of 9,587,769 shares of common stock. After the offering, ViroLogic’s authorized capital consisted of 60,000,000 shares of common stock and 5,000,000 shares of preferred stock. By filing a certificate pursuant to the Delaware General Corporation Law, the board of directors is authorized to fix or alter the designation, powers, preferences and rights of the shares of each series of preferred stock and the qualifications, limitations or restrictions of any wholly unissued series of preferred stock.

Preferred Stock

Series B Redeemable Convertible Preferred Stock

      In 2002, the board of directors approved 1,022 shares of the authorized preferred stock to be designated and issued as Series B redeemable convertible preferred stock (“Series B Preferred Stock”). On March 22, 2002, the Company entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 1,005 shares of Series B Preferred Stock with warrants to purchase an aggregate of 2.2 million shares of common stock, for an aggregate purchase price of $10.05 million. The transaction closed on March 25, 2002. In connection with this financing, the Company also had to grant warrants to purchase an aggregate of 637,261 shares of common stock to holders of Series A Preferred Stock as a payment in order to secure their consent and waiver concerning the financing and the resulting impact on the Series A Preferred Stock. For further discussion, see “Subsequent Events” note below.

Series A Redeemable Convertible Preferred Stock

      In 2001, the board of directors approved 1,625 shares of the authorized preferred stock to be designated and issued as Series A Preferred Stock.

      On June 29, 2001, the Company entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 1,625 shares of Series A redeemable convertible preferred stock (“Series A Preferred Stock”) with warrants to purchase an aggregate of 3.2 million shares of common stock, for an aggregate purchase price of $16.25 million. The securities purchase agreement contemplated two closings, each for a portion of the Series A Preferred Stock and the warrants. The first closing occurred on July 2, 2001, and the Company received gross proceeds of $6.65 million. The second and final closing occurred on September 27, 2001, and the Company received gross proceeds of $9.6 million.

      The Series A Preferred Stock bears an initial 6% annual dividend rate, payable as a dividend, which increases to an 8% annual rate after two years, then increases by 2% every six months up to a maximum of 14%, payable twice a year in shares of common stock. The holders of Series A Preferred Stock may elect to

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2001

convert their shares into the Company’s common stock at any time, just as they may choose to exercise their warrants at any time. Of the 1,625 shares issued in the financing, 992 shares remain outstanding as of March 28, 2002, and the others were converted into an aggregate of 2,531,571 shares of our common stock. The Company may, at its option, convert the Series A Preferred Stock into common stock at any time after June 21, 2002 for Series A Preferred Stock issued at the first closing and after July 9, 2002 for Series A Preferred Stock issued at the second closing, but only if its stock price exceeds $5.10 for 20 consecutive trading days. The Company may also, at its option, convert the Series A Preferred Stock into common stock upon a sale of common stock in a firm commitment underwritten offering to the public if the public offering price exceeds $5.10, the aggregate gross proceeds exceed $40 million and the registration statements referenced above are effective.

      The holders are not subject to any limitations on the number of conversions of Series A Preferred Stock or subsequent sales of the corresponding common stock, that they can effect, other than a prohibition on any holder acquiring beneficial ownership of more than 4.99% of the outstanding shares of the Company’s common stock.

      The investors of Series A Preferred Stock have the right to require us to redeem all of the Series A Preferred Stock for cash equal to the greater of (i) 115% of their original purchase price plus 115% of any accrued and unpaid dividend or (ii) the aggregate fair market value of the shares of common stock into which such shares of Series A Preferred Stock are then convertible, upon certain triggering events, as defined in the Company’s Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. In addition, the Company may redeem the Series A Preferred Stock at any time after June 29, 2003, for Series A Preferred Stock issued at the first closing and after September 27, 2003 for Series A Preferred Stock issued at the second closing. Due to the nature of the redemption features of the Series A Preferred Stock, the Company excluded the Series A Preferred Stock from equity in the Company’s financial statements. The net proceeds attributable to the warrants of $2.8 million are included in additional paid-in capital.

Deemed Dividends

      In January and February 2000, ViroLogic consummated the sale of 8,461,645 shares of Series C convertible preferred stock, which converted into 4,230,823 shares of common stock effective with ViroLogic’s initial public offering in May 2000. ViroLogic received proceeds of approximately $15.6 million or $1.85 per share, or $3.70 per converted common share. In November and December 1999, ViroLogic consummated the sale of 1,675,621 shares of Series C convertible preferred stock, which converted into 837,810 shares of common stock effective with ViroLogic’s initial public offering. ViroLogic received proceeds of approximately $3.1 million or $1.85 per share, or $3.70 per converted common share. At the dates of issuance, ViroLogic believed the per share price of $1.85, or $3.70 per converted common share, represented the fair value of the common stock. Subsequent to the commencement of ViroLogic’s initial public offering process, ViroLogic re-evaluated the fair value of its common stock and for financial reporting purposes, deemed it to be $11.90 per share as of January and February 2000 and $10.50 per share as of November and December 1999. Accordingly, the increase in fair value has resulted in a beneficial conversion feature of $15.7 million and $3.1 million in 2000 and 1999, respectively, that have been recorded as deemed dividends to preferred stockholders in 2000 and 1999. ViroLogic recorded the deemed dividends at the dates of issuance by offsetting charges and credits to additional paid-in capital, without any effect on total stockholders’ equity. The deemed dividend increases the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and are limited to the amount of the proceeds of the related financing pursuant to the guidelines set forth in the Emerging Issues Task Force Consensus No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features,” and No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2001

      In 2001, ViroLogic sold 1,625 shares of Series A Preferred Stock, or 6,372,561 shares of common stock as converted, for net proceeds of approximately $14.7 million. In accordance with Emerging Issues Task Force Consensus No. 98-5 and No. 00-27, ViroLogic determined that the issuance of the Series A Preferred Stock resulted in a beneficial conversion feature of approximately $2.3 million in 2001. The beneficial conversion feature increases the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and is included in stockholders’ equity as offsetting charges and credits to additional paid-in capital.

Warrants

      In connection with the May 1996 sale of Series A Preferred Stock, ViroLogic issued to four investors warrants to purchase an aggregate of 792,188 shares of Series A Preferred Stock at a price of $1.84 per share. Pursuant to the conversion of all Series A Preferred Stock in November 1997, these warrants were exercisable for 396,093 shares of common stock at an exercise price of $3.68 per share. The value of the warrant was deemed to be insignificant, therefore, no value was recorded. In 2001, there were 9,454 warrants exercised and the remainder expired.

      Pursuant to the operating lease signed in 1997, ViroLogic issued the landlord a warrant to purchase an aggregate of 100,000 shares of Series A Preferred Stock, which converted into 50,000 shares of common stock at $8.00 per share. The value of the warrant was deemed to be insignificant, therefore, no value was recorded. In 2000, there were 3,000 warrants exercised. The remaining 47,000 warrants expire in August 2002.

      In connection with the loan agreement signed in January 1998, ViroLogic issued the lender a warrant to purchase an aggregate of 34,833 shares of common stock at a price of $8.00 per share. The warrant expires in January 2008. The value of the warrant was deemed to be insignificant and, therefore, no value was recorded.

      In connection with tenant improvement financing entered into in August 1998, ViroLogic issued the landlord a warrant to purchase up to an aggregate of 10,000 shares of common stock at a price of $8.00 per share. The warrant term is five years and expires in August 2003. The value of the warrant was deemed to be insignificant and, therefore, no value was recorded.

      In connection with the Series B preferred stock issuance in August 1998, ViroLogic issued to Series B investors warrants to purchase up to 15,890 shares of common stock at a price of $0.02 per share. The warrant term is 10 years and was valued at $85,000. ViroLogic issued warrants to purchase 365,000 shares of Series B preferred stock, or as converted, 227,232 shares of common stock, at a price of $3.68 per share, or $5.91 per converted common share. The warrant term is 10 years and was valued at $383,000. The fair values of these warrants were determined using the Black-Scholes option valuation model. In 2001, there were 624 warrants exercised.

      In connection with loan agreements signed in 2000, ViroLogic issued the lender warrants to purchase an aggregate of 26,792 shares of ViroLogic’s common stock for $4.24 per share. The warrant terms are 10 years and were valued at $318,000. The fair values of these warrants were determined using the Black-Scholes option valuation model.

      In connection with the July 2001 sale of Series A Preferred Stock, ViroLogic issued warrants to purchase 11,800 and 1,303,928 shares of common stock at a price of $2.66 and $2.805, respectively, per share. The warrant term is four years expiring July 2005 and was valued at $1.3 million using the Black-Scholes option valuation model. The fair value of the warrants is included in additional paid-in capital.

      In connection with the September 2001 sale of Series A Preferred Stock, ViroLogic issued warrants to purchase 18,200 and 1,882,358 shares of common stock at a price of $2.178 and $2.805, respectively, per

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2001

share. The warrant term is four years expiring September 2005 and was valued at $1.5 million using the Black-Scholes option valuation model. The fair value of the warrants is included in additional paid-in capital.

Stock Option and Stock Award to Chief Executive Officer

      Pursuant to the employment agreement with the chief executive officer, ViroLogic granted in 1999:

•	A stock award of 150,000 shares of fully-vested common stock. ViroLogic recorded compensation expense of $555,000 for this award in 1999, representing the fair value of the common stock on the grant date.

•	An incentive stock option under the Plan covering 150,000 shares of common stock at an exercise price of $3.14. This option vested as to 30,000 shares on December 31, 1999 and an additional 2,500 shares at the end of each month thereafter. Deferred compensation of $1.1 million was recorded on the date of grant. The amount is being recognized over the vesting period.

•	A non-statutory stock option, granted outside of the Plan, covering 250,000 shares of common stock at an exercise price of $3.14 per share. This option vests 25% after the first year of employment and the remaining 75% in equal monthly installments over the next three years, and may be exercised prior to vesting. ViroLogic recorded deferred compensation of $1.8 million on the date of grant. The amount is being recognized over the vesting period.

•	A non-statutory stock option, granted outside of the Plan, covering 250,000 shares of common stock at an exercise price of $3.14 per share. ViroLogic recorded deferred compensation of $1.8 million on the date of grant and such amount is being amortized over the vesting period, unless the milestones below are achieved. This option vests 100% after five years of employment, unless either one of the following occurs before that date:

•	A merger or acquisition or initial public offering where the per share valuation of common stock is imputed to be more than $18.50, in which case 125,000 shares shall immediately vest, or

•	When revenue for any fiscal year exceeds $20.0 million, in which case 125,000 shares shall immediately vest

      The chief executive officer may exercise any of these options prior to vesting by either cash or by delivery of a promissory note, and each of the options immediately becomes fully vested if, within one year of a change in our control or liquidation, the chief executive officer is terminated without cause or resigns for good reason.

Stock Option Plans

      On May 20, 1996, ViroLogic’s board of directors and stockholders adopted the 1996 Stock Plan, which was amended and renamed the 2000 Equity Incentive Plan in February 2000 (the “Plan”). The Plan provides for the granting of options to purchase common stock and other stock awards to employees, officers, directors and consultants of ViroLogic. ViroLogic generally grants shares of common stock for issuance under the Plan at no less than the fair value of the stock on the grant date; however, management is permitted to grant non-statutory stock options at a price not lower than 85% of the fair value of common stock on the date of grant. Options granted under the Plan generally vest over four years at a rate of 25% one year from the grant date and ratably monthly thereafter. When the Plan was amended in February 2000, the board of directors increased the shares reserved for issuance by an additional 3,000,000 shares.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2001

      A summary of activity under the Plan is as follows:

	Outstanding Stock Options/Stock Rights

	Shares	Number of	Weighted-Average
	Available	Shares	Price Per Share

Balances at December 31, 1998	146,111	356,930	$2.83
Additional shares authorized	375,000	—	—
Options/rights granted	(519,675)	519,675	3.98
Options/rights exercised	—	(31,254)	2.04
Options/rights forfeited	104,484	(104,484)	2.68
Options/rights repurchased	6,250	—	3.20

Balances at December 31, 1999	112,170	740,867	3.69
Additional shares authorized	3,000,000	—	—
Options/rights granted	(636,141)	636,141	8.17
Options/rights exercised	—	(88,475)	3.10
Options/rights forfeited	123,894	(123,894)	6.81

Balances at December 31, 2000	2,599,923	1,164,639	5.85
Options/rights granted	(1,707,644)	1,707,644	4.44
Options/rights exercised	—	(33,005)	2.38
Options/rights forfeited	260,497	(260,497)	5.50

Balances at December 31, 2001	1,152,776	2,578,781	5.00

      In 2001, all options were granted at fair value and no deferred stock-based compensation was recorded. In connection with options granted in 2000, ViroLogic recorded deferred stock-based compensation of $1.6 million, representing the difference between the exercise price and the deemed fair value of the Company’s common stock at the date of grant. The amount is being amortized over the vesting period using the graded vesting method for the individual options. Amortization of deferred stock-based compensation of $1.5 million, $3.6 million and $0.5 million was recognized during 2001, 2000 and 1999, respectively. In addition, ViroLogic recorded stock-based compensation of $0.2 million, $0.3 million and $48,000 in 2001, 2000 and 1999, respectively, for services rendered by non-employees.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2001

      The following table summarizes information about the stock options outstanding under the Plan at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.64 – 2.32	271,165	9.02	$1.61	36,516	$1.10
2.39 – 3.11	204,129	9.58	2.50	107,212	2.40
3.14	315,400	7.84	3.14	178,651	3.14
3.15 – 3.20	52,515	6.86	3.19	40,478	3.20
3.22	363,750	9.54	3.22	10,506	3.22
3.26 – 5.40	368,382	8.04	4.24	196,688	4.44
5.75	10,000	9.09	5.75	2,777	5.75
6.00	500,490	9.08	6.00	40,332	6.00
6.78 – 9.00	287,600	8.87	8.05	78,414	7.88
9.53 – 22.13	205,350	8.64	13.04	80,223	12.84

	2,578,781			771,797

Common Stock Subject to Repurchase

      Certain stock options granted pursuant to the Plan may be exercised prior to vesting, subject to ViroLogic’s right to repurchase at the original exercise price if the holder terminates employment. The right to repurchase lapses over the original option vesting period, which is generally four years. From inception through December 31, 2001, employees purchased 344,250 shares of common stock subject to repurchase. ViroLogic has repurchased 41,040 shares in accordance with these rights. As of December 31, 2001, there were no remaining shares subject to repurchase.

Employee Stock Purchase Plan

      In February 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan (the “Stock Plan”). ViroLogic has reserved a total of 500,000 shares of common stock for issuance under the Stock Plan. The Stock Plan permits eligible employees to acquire shares of ViroLogic’s common stock through payroll deductions of up to 15% of their eligible earnings. All full-time employees of ViroLogic, except 5% stockholders, are eligible to participate in the Stock Plan. The initial offering period began May 1, 2000, the effective date of the initial public offering. The purchase price of the shares is the lesser of 85% of the fair value of the shares at the offering date or purchase date, as defined by the Stock Plan. Of the 500,000 shares of common stock reserved for issuance under the Stock Plan, 324,039 shares were issued as of December 31, 2001.

401(k) Plan

      ViroLogic’s 401(k) Plan covers substantially all employees. Employees may contribute up to 15% of their eligible compensation, subject to certain Internal Revenue Service restrictions. ViroLogic matches employee contributions in the form of ViroLogic common shares. In 2000, the 401(k) Plan was amended to increase the matching percentage to 25% of the employee contribution. In 1999 the matching percentage was 5% of the employee contribution. The match is effective December 31 of each year and is fully vested when made. ViroLogic recorded 401(k) matching expense of $0.2 million in both 2001 and 2000. 401(k) matching

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2001

expense was minimal in 1999. As of December 31, 2001, ViroLogic had issued approximately 104,000 shares under the 401(k) Plan.

Pro Forma Information

      SFAS 123 requires pro forma information regarding net loss, which has been determined as if ViroLogic accounted for its employee stock options under the fair value method of SFAS 123. ViroLogic estimates the fair value of these options at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions used for the grants in 2001, 2000 and 1999: risk-free interest rate of 4% in 2001 and 5.5% in 2000 and 1999; a weighted-average expected life of the option from grant date of four years; volatility factor of the expected market price of ViroLogic’s common stock of 65% from May 2000 through December 2001 and volatility factor of zero for the period prior to May 2000 as required by the minimum value method; and a dividend yield of zero. The weighted-average fair value of stock options granted in 2001, 2000 and 1999 was $2.89, $7.82 and $6.90, respectively.

      For pro forma purposes, the estimated fair value of ViroLogic’s stock-based awards to its employees is amortized over the option vesting period. ViroLogic’s pro forma information is as follows:

	December 31,

	2001	2000	1999

	(In thousands,
	except per share amounts)
As reported:
Net loss applicable to common stockholders	$(28,797)	$(38,896)	$(20,240)

Net loss per share	$(1.43)	$(2.62)	$(4.24)

Proforma:
Net loss applicable to common stockholders	$(31,611)	$(39,498)	$(20,491)

Net loss per share	$(1.57)	$(2.66)	$(4.29)

      The above pro forma effect may not be representative of the pro forma effect to be expected in future years.

Reserved Shares

      As of December 31, 2001, ViroLogic had reserved shares of common stock for future issuance as follows:

Shares
Reserved

Redeemable convertible preferred stock (as if converted basis)	5,972,563
Stock options	4,231,557
Warrants	3,575,160
Employee Stock Purchase Plan	175,961

13,955,241

      The reserved shares shown above do not include additional indeterminate amounts reserved for issuance pursuant to penalty, anti-dilution, dividend payments and other provisions relating to the Company’s Series A Preferred Stock and the related warrants.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2001

7.     INCOME TAXES

      At December 31, 2001, ViroLogic had federal and state net operating loss carryforwards of approximately $68.0 million and $26.0 million, respectively. At December 31, 2001, ViroLogic also had federal and state research and development tax credits of approximately $0.7 million and $0.7 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates between the years 2010 and 2021, if not utilized. The State of California net operating losses will expire at various dates between the years 2003 and 2006, if not utilized. The California research and development tax credits can be carried forward indefinitely.

      Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. Significant components of ViroLogic’s deferred tax assets for federal and state income taxes are as follows:

	December 31,

	2001	2000

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$24,600	$17,400
Research and other credits	1,200	1,100
Capitalized research and development	1,500	600
Other	2,100	500

Total deferred tax assets	29,400	19,600
Valuation allowance	(29,400)	(19,600)

Net deferred taxes	$—	$—

      Due to ViroLogic’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $9.8 million, $7.9 million and $6.3 million in 2001, 2000 and 1999, respectively.

8.     SUBSEQUENT EVENTS

Series B Redeemable Convertible Preferred Stock

      On March 22, 2002, the Company entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 1,005 shares of Series B Preferred Stock with warrants to purchase an aggregate of 2.2 million shares of common stock, for an aggregate purchase price of $10.05 million. The transaction closed on March 25, 2002. In connection with this financing, the Company also had to grant warrants to purchase an aggregate of 637,261 shares of common stock to holders of Series A Preferred Stock as a payment in order to secure their consent and waiver concerning the financing and the resulting impact on the Series A Preferred Stock.

      The Series B Preferred Stock bears an initial 6% annual dividend rate, payable semi-annually as a cash dividend, which increases to an 8% annual rate after 18 months, then increases by 2% every six months up to a maximum of 14%. The holders of Series B Preferred Stock may elect to convert their shares into common stock at any time, just as they may choose to exercise their warrants at any time. The Company may, at its option, convert the Series B Preferred Stock into common stock at any time after the date 270 days following the effectiveness of the registration statement covering the Series B Preferred Stock, but only if the

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2001

Company’s stock price exceeds $4.56 for 20 consecutive trading days. The Company may also, at its option, convert the Series B Preferred Stock into common stock upon a sale of common stock in a firm commitment underwritten offering to the public if the public offering price exceeds $4.56 and the aggregate gross proceeds exceed $40 million, provided the registration statement the Company is required to file, to register for resale the common stock underlying the Series B Preferred Stock and the related warrants and other securities, is effective.

      The holders are not subject to any limitations on the number of conversions of Series B Preferred Stock or subsequent sales of the corresponding common stock, that they can effect, other than a prohibition on any holder acquiring beneficial ownership of more than the greater of (i) 4.99% of the outstanding shares of our common stock, or (ii) the number of shares of our common stock beneficially owned by the holder as of immediately prior to the Series B Preferred Stock financing.

      The Company expects to record a deemed dividend of approximately $2.9 million, in the first quarter of 2002, relating to the beneficial conversion feature of the Series B Preferred Stock and the additional warrants issued to the holders of the Series A Preferred Stock in connection with the Series B Preferred Stock financing. The deemed dividend will increase the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and will be included in stockholders’ equity as offsetting charges and credits to additional paid-in capital. This accounting result is similar to accounting implications of our issuance of Series A Preferred Stock, which resulted in us recording a deemed dividend of $2.3 million in the third quarter of 2001.

      The investors of Series B Preferred Stock have the right to require us to redeem all of the Series B Preferred Stock for cash equal to the greater of (i) 120% of their original purchase price plus 120% of any accrued and unpaid dividend or (ii) the aggregate fair market value of the shares of common stock into which such shares of Series B Preferred Stock are then convertible, upon certain triggering events, as defined in our Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock. In addition, the Company may redeem the Series B Preferred Stock at any time after March 25, 2004. Due to the nature of the redemption features of the Series B Preferred Stock, the Company will exclude the Series B Preferred Stock from equity in its financial statements, just as with the Company’s Series A Preferred Stock. The net proceeds of approximately $2.6 million attributable to the warrants issued to the holders of Series B Preferred Stock at the time of the financing will be included in additional-paid-in capital.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Part III

Item 10.     Directors and Executive Officers of the Registrant

      Information required by this item with respect to executive officers and directors is incorporated by reference to the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with ViroLogic Inc.’s 2002 annual meeting.

      Directors. As of March 28, 2002, our board of directors consisted of: William D. Young, Edmon Jennings, William Jenkins, Cristina H. Kepner and David H. Persing, M.D., PhD. Until recently, we had a sixth director, Anders Hove M.D., who resigned in March 2002. The information with respect to directors required by this item is incorporated herein by reference from the information under the caption of “Election of Directors,” contained in the proxy statement for its Annual Meeting of Stockholders, scheduled to be held on May 16, 2002, which shall be filed with the SEC within 120 days from the end of our fiscal year.

      Executive Officers. The information with respect to executive officers required by this item is set forth in Part I of this report.

Item 11.     Executive Compensation

      The information required by this item is incorporated by reference to the information under the caption “Executive Compensation” contained in the proxy statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the proxy statement.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the information under the caption contained in “Certain Transactions” contained in the proxy statement.

Part IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Index to Financial Statements

      Reference is made to the Index to Financial Statements under Item 8 in Part II hereof, where these documents are listed.

(a)(2) Financial Statement Schedules: The following schedule is filed as part of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999

All other schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto included in Item 8 (“Financial Statements and Supplementary Data”).

(a)(3) Index to Exhibits — See (c) below.

(b) Reports on Form 8-K

      Not applicable.

(c) Exhibits

Exhibit	Exhibit
Footnote	Number

(1)	3.1	Amended and Restated Certificate of Incorporation, as currently in effect.
(4)	3.2	Bylaws, as currently in effect.
(5)	3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock.
(7)	3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock.
(3)	4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
(1)	4.2	Specimen Stock Certificate.
(1)	4.3	Amended and Restated Investors Rights Agreement by and among the Company and certain stockholders of the Company dated August 23, 1999.
(1)	4.4	Form of Indemnity Agreement between the Company and its directors and officers.
(1)	4.5	Warrant Agreement by and between ViroLogic and Lease Management Services, Inc. dated as of October 16, 1996.
(1)	4.6	Warrant Agreement by and between ViroLogic and MMC/ GATX Partnership No. 1 dated as of January 30, 1998.(2)
(1)	4.7	Form of Warrant to purchase Common Stock.
(1)	4.8	Form of Warrant to purchase Common Stock.
(1)	4.9	Form of Warrant to purchase Series A Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).
(1)	4.10	Form of Warrant to purchase Series A Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).
(1)	4.11	Form of Warrant to purchase Series B Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).
(1) †	4.12	2000 Equity Incentive Plan, as amended.

Exhibit		Exhibit
Footnote		Number

(1)	†	4.13	Form of Stock Option Agreement under the 2000 Equity Incentive Plan for options granted prior to May 1, 2000.
(1)	†	4.14	Form of Stock Option Agreement Pursuant to the 2000 Equity Incentive Plan for options granted after May 1, 2000.
(1)		4.15	Form of Warrant to Purchase Series C Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).
(6)		4.16	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.
(7)		4.17	Form of (Common) Stock Purchase Warrant issued to holders of Series B Redeemable Convertible Preferred Stock.
(7)		4.18	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.
(2)	*	10.1	Agreement with Roche Molecular Systems, Inc. dated July 29, 1997.
(1)		10.2	Office Lease by and between ViroLogic and Oyster Point Tech Center LLC dated as of May 25, 1999.
(1)		10.3	Office Lease by and between ViroLogic and Trammell Crow Northern California Development, Inc. dated as of November 23, 1999.
(1)		10.4	Equipment Financing Agreement by and between ViroLogic and Lease Management Services, Inc. dated as of October 16, 1996.
(1)		10.5	Loan and Security Agreement by and between ViroLogic and MMC/ GATX Partnership No. 1 dated as of January 30, 1998.
(1)	†	10.6	Employment Agreement by and between ViroLogic and William D. Young dated September 29, 1999.
(1)	†	10.7	Employment Agreement by and between ViroLogic and Martin H. Goldstein dated February 7, 1996.
(1)		10.8	Equipment Financing Agreement dated March 28, 2000 with Pentech Financial Services, Inc.
(2)		10.9	ViroLogic, Inc. 2000 Equity Incentive Plan, as amended.
(3)		10.10	Form of Executive Severance Benefits Agreement.
(3)		10.11	Master Lease Agreement dated September 14, 2000 by and between ViroLogic, Inc. and General Electric Capital Corporation.
(4)		10.12	Equipment Financing Agreement by and between ViroLogic and De Lage Landen Financial Services, Inc. dated as of January 29, 2001.
(5)		10.13	Equipment Schedule No. 4 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.
(5)		10.14	Sublease by and between ViroLogic, Inc. and DiaDexus, Inc.
(5)		10.15	Sublease by and between ViroLogic, Inc. and Raven Biotechnologies, Inc.
(6)		10.16	Securities Purchase Agreement, dated as of June 29, 2001, by and among ViroLogic, Inc. and each of the Purchasers.
(6)		10.17	First Registration Rights Agreement, dated as of June 29, 2001, by and between ViroLogic, Inc. and each of the Purchasers.
(6)		10.18	Second Registration Rights Agreement, dated as of June 29, 2001 by and between ViroLogic, Inc. and each of the Purchasers.
		10.19	Equipment Schedule No. 5 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

Exhibit	Exhibit
Footnote	Number

(7)	10.20	Securities Purchase Agreement, dated as of March 22, 2002, by and among ViroLogic, Inc. and each of the Purchasers.
(7)	10.21	Registration Rights Agreement, dated as of March 22, 2002, by and between ViroLogic, Inc. and each of the Purchasers.
	23.1	Consent of Ernst & Young LLP, Independent Auditors.
	24.1	Power of Attorney is contained on the signature page.

†	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

(*)	Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933 and Rule 406 Thereunder Respecting Confidential Treatment dated May 1, 2000.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed on July 6, 2001 and incorporated herein by reference.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViroLogic, Inc.

By:	/s/ WILLIAM D. YOUNG

William D. Young
Chief Executive Officer

Date: March 29, 2002

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William D. Young, Kathy L. Hibbs and Karen J. Wilson, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ WILLIAM D. YOUNG William D. Young	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2002
/s/ KAREN J. WILSON Karen J. Wilson	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2002
/s/ EDMON JENNINGS Edmon Jennings	Director	March 29, 2002
/s/ WILLIAM JENKINS William Jenkins	Director	March 29, 2002
/s/ CRISTINA H. KEPNER Cristina H. Kepner	Director	March 29, 2002
/s/ DAVID H. PERSING, M.D., PH.D. David H. Persing, M.D., Ph.D.	Director	March 29, 2002

EXHIBIT INDEX

Exhibit	Exhibit
Footnote	Number

(1)	3.1	Amended and Restated Certificate of Incorporation, as currently in effect.
(4)	3.2	Bylaws, as currently in effect.
(5)	3.3	Certificate of Designations, Preferences and Rights of Series A convertible Preferred Stock.
(7)	3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock.
(3)	4.1	Reference is made to Exhibits 3.1 and 3.2.
(1)	4.2	Specimen Stock Certificate.
(1)	4.3	Amended and Restated Investors Rights Agreement by and among the Company and certain stockholders of the Company dated August 23, 1999.
(1)	4.4	Form of Indemnity Agreement between the Company and its directors and officers.
(1)	4.5	Warrant Agreement by and between ViroLogic and Lease Management Services, Inc. dated as of October 16, 1996.
(1)	4.6	Warrant Agreement by and between ViroLogic and MMC/GATX Partnership No. 1 dated as of January 30, 1998.(2)
(1)	4.7	Form of Warrant to purchase Common Stock.
(1)	4.8	Form of Warrant to purchase Common Stock.
(1)	4.9	Form of Warrant to purchase Series A Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).
(1)	4.10	Form of Warrant to purchase Series A Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).
(1)	4.11	Form of Warrant to purchase Series B Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).
(1)†	4.12	2000 Equity Incentive Plan, as amended.
(1)†	4.13	Form of Stock Option Agreement under the 2000 Equity Incentive Plan for options granted prior to May 1, 2000.
(1)†	4.14	Form of Stock Option Agreement Pursuant to the 2000 Equity Incentive Plan for options granted after May 1, 2000.
(1)	4.15	Form of Warrant to Purchase Series C Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).
(6)	4.16	Form of (Common) Stock Purchase Warrant to holders of Series A Redeemable Convertible Preferred Stock.
(7)	4.17	Form of (Common) Stock Purchase Warrant issued to holders of Series B Redeemable Convertible Preferred Stock.
(7)	4.18	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.
(2) *	10.1	Agreement with Roche Molecular Systems, Inc. dated July 29, 1997.
(1)	10.2	Office Lease by and between ViroLogic and Oyster Point Tech Center LLC dated as of May 25, 1999.
(1)	10.3	Office Lease by and between ViroLogic and Trammell Crow Northern California Development, Inc. dated as of November 23, 1999.
(1)	10.4	Equipment Financing Agreement by and between ViroLogic and Lease Management Services, Inc. dated as of October 16, 1996.
(1)	10.5	Loan and Security Agreement by and between ViroLogic and MMC/ GATX Partnership No. 1 dated as of January 30, 1998.
(1)†	10.6	Employment Agreement by and between ViroLogic and William D. Young dated September 29, 1999.

Exhibit	Exhibit
Footnote	Number

(1)†	10.7	Employment Agreement by and between ViroLogic and Martin H. Goldstein dated February 7, 1996.
(1)	10.8	Equipment Financing Agreement dated March 28, 2000 with Pentech Financial Services, Inc.
(2)	10.9	ViroLogic, Inc. 2000 Equity Incentive Plan, as amended.
(3)	10.10	Form of Executive Severance Benefits Agreement.
(3)	10.11	Master Lease Agreement dated September 14, 2000 by and between ViroLogic, Inc. and General Electric Capital Corporation.
(4)	10.12	Equipment Financing Agreement by and between ViroLogic and De Lage Landen Financial Services, Inc. dated as of January 29, 2001.
(5)	10.13	Equipment Schedule No. 4 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.
(5)	10.14	Sublease by and between ViroLogic, Inc. and DiaDexus, Inc.
(5)	10.15	Sublease by and between ViroLogic, Inc. and Raven Biotechnologies, Inc.
(6)	10.16	Securities Purchase Agreement, dated as of June 29, 2001, by and among ViroLogic, Inc. and each of the Purchasers.
(6)	10.17	First Registration Rights Agreement, dated as of June 29, 2001, by and between ViroLogic, Inc. and each of the Purchasers.
(6)	10.18	Second Registration Rights Agreement, dated as of June 29, 2001 by and between ViroLogic, Inc. and each of the Purchasers.
	10.19	Equipment Schedule No. 5 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.
(7)	10.20	Securities Purchase Agreement, dated as of March 22, 2002, by and among ViroLogic, Inc. and each of the Purchasers.
(7)	10.21	Registration Rights Agreement, dated as of March 22, 2002, by and between ViroLogic, Inc. and each of the Purchasers.
	23.1	Consent of Ernst & Young LLP, Independent Auditors.
	24.1	Power of Attorney is contained on the signature page.

†	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

*	Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933 and Rule 406 Thereunder Respecting Confidential Treatment dated May 1, 2000.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed on July 6, 2001 and incorporated herein by reference.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.