Form 10-Q
period 2002-03-31
VIROLOGIC INC
filed 2002-05-10
CIK 1094961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

COMMISSION FILE NUMBER: 000-30369

VIROLOGIC, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	94-3234479 (IRS EMPLOYER IDENTIFICATION NO.)

270 EAST GRAND AVENUE
SOUTH SAN FRANCISCO, CA 94080
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

TELEPHONE NUMBER (650) 635-1100
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 08, 2002 there were 24,592,202 shares of the registrant’s common stock outstanding.

VIROLOGIC, INC.

VIROLOGIC, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	MARCH 31,	DECEMBER 31,
	2002	2001

	UNAUDITED	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$10,207	$1,399
Short-term investments	3,845	7,563
Accounts receivable, net of allowance for doubtful accounts of $716 and $588 in 2002 and 2001, respectively	4,560	4,562
Prepaid expenses	817	1,464
Tenant improvement reimbursement	—	1,286
Inventory	1,005	956
Restricted cash	100	100
Other current assets	678	385

Total current assets	21,212	17,715
Property and equipment, net	18,118	18,381
Restricted cash	900	900
Other assets	864	855

Total assets	$41,094	$37,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,968	$2,304
Accrued compensation	2,623	2,036
Accrued liabilities	1,670	2,386
Advance from subtenant	1,300	1,300
Deferred revenue	273	314
Current portion of capital lease obligations	1,068	977
Current portion of loans payable	1,066	890

Total current liabilities	9,968	10,207
Long-term portion of capital lease obligations	1,080	1,341
Long-term portion of loans payable	—	174
Long-term deferred rent	516	455
Long-term advance from subtenant	650	975
Redeemable convertible preferred stock	14,666	11,228
Commitments
Stockholders’ equity:
Common stock	23	21
Additional paid-in capital	99,931	93,226
Deferred compensation	(637)	(875)
Accumulated other comprehensive income	30	94
Accumulated deficit	(85,133)	(78,995)

Total stockholders’ equity	14,214	13,471

Total liabilities and stockholders’ equity	$41,094	$37,851

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

Revenue:
Product revenue	$5,493	$3,088
NIH grant revenue	215	—

Total revenue	5,708	3,088
Operating costs and expenses:
Cost of product revenue	3,425	2,288
Research and development	2,955	2,688
General and administrative	2,744	2,960
Sales and marketing	2,872	2,441

Total operating costs and expenses	11,996	10,377

Operating loss	(6,288)	(7,289)
Interest income	106	355
Interest expense	(91)	(83)
Other income	135	—

Net loss	(6,138)	(7,017)
Deemed dividend to preferred stockholders	(2,860)	—
Preferred stock dividend	(208)	—

Net loss applicable to common stockholders	$(9,206)	$(7,017)

Basic and diluted net loss per common share	$(0.43)	$(0.35)

Weighted-average shares used in computing basic and diluted net loss per common share	21,325	19,860

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

OPERATING ACTIVITIES
Net loss	$(6,138)	$(7,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,078	694
Non-cash stock-based compensation	360	411
Allowance for doubtful accounts	128	82
Amortization of subtenant advance	(325)	—
Gain on short-term investments	(30)	—
Changes in assets and liabilities:
Accounts receivable	(126)	(346)
Prepaid expenses	647	162
Inventory	(49)	(242)
Other current assets	(293)	99
Accounts payable	(336)	1,145
Accrued compensation	587	421
Accrued liabilities	(706)	(1,594)
Deferred revenue	(41)	268
Long-term deferred rent	61	(7)

Net cash used in operating activities	(5,183)	(5,924)
INVESTING ACTIVITIES
Purchases of short-term investments	(8,032)	(1,340)
Maturities and sales of short-term investments	11,716	1,125
Restricted cash	—	279
Capital expenditures	(391)	(496)
Tenant improvement reimbursement	1,286	—
Other assets	(9)	(160)

Net cash provided by (used in) investing activities	4,570	(592)
FINANCING ACTIVITIES
Principal payments on loans payable	(262)	(350)
Principal payments on capital lease obligations	(170)	(74)
Net proceeds from issuance of common stock	4	12
Net proceeds from issuance of preferred stock	9,849	—

Net cash provided by (used in) financing activities	9,421	(412)

Net increase (decrease) in cash and cash equivalents	8,808	(6,928)
Cash and cash equivalents at beginning of period	1,399	12,623

Cash and cash equivalents at end of period	$10,207	$5,695

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The condensed balance sheet as of December 31, 2001 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001.

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

Inventory

     Inventory is stated at the lower of standard cost, which approximates actual cost, or market. Inventory consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
Raw materials	$682	$663
Work in process	323	293

Total	$1,005	$956

Reclassification

     Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

Recent Accounting Pronouncements

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived

Assets to Be Disposed Of.” We adopted the provisions of SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have an impact on the Company’s results of operations or financial position.

2. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income includes certain changes in equity that are excluded from net income (loss). Specifically, unrealized gains and losses on our available-for-sale securities, which are reported separately in stockholders’ equity, are included in accumulated other comprehensive income. Comprehensive income (loss) and its components are as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

	(UNAUDITED)
Net loss	$(6,138)	$(7,017)
Changes in unrealized gain on securities available-for-sale, net of tax	(64)	84

Comprehensive loss	$(6,202)	$(6,933)

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

     A reconciliation of shares used in the calculations is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,

	2002	2001

	(UNAUDITED)
Actual:
Net loss applicable to common stockholders	$(9,206)	$(7,017)

Weighted-average shares of common stock outstanding	21,325	19,873
Less: weighted-average shares subject to repurchase	—	(13)

Weighted-average shares used in basic and diluted net loss per common share	21,325	19,860

Basic and diluted net loss per common share	$(0.43)	$(0.35)

4. PREFERRED STOCK

Series B Redeemable Convertible Preferred Stock

     On March 22, 2002, the Company entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 1,005 shares of Series B redeemable convertible preferred stock (“Series B Preferred Stock”) with warrants to purchase an aggregate of 2.2 million shares of common stock, for an aggregate purchase price of $10.05 million. In connection with this financing, the Company also had to grant warrants to purchase an aggregate of 637,261 shares of common stock to holders of Series A redeemable convertible preferred stock (“Series A Preferred Stock”) as a payment in order to secure their consent and waiver concerning the financing and the resulting impact on the Series A Preferred Stock. The transaction closed on March 25, 2002 and we filed a registration statement with the Securities and Exchange Commission on April 24, 2002 covering the resale of the shares of our common stock issuable upon conversion of the Series B Preferred Stock, and issuable upon exercise of the warrants issued to the holders of Series A Preferred Stock and Series B Preferred Stock in connection with the financing, as well as additional shares of common stock, which in total is 8.7 million shares of common stock. The registration statement was declared effective April 29, 2002.

     The Series B Preferred Stock bears an initial 6% annual premium rate which increases to an 8% annual rate on the third payment, then increases by 2 percentage points every six months thereafter up to a maximum annual rate of 14%. This premium is paid as a cash dividend semi-annually. The holders of Series B Preferred Stock may elect to convert their shares into common stock at any time. The warrants issued in connection with the issuance of the Series B Preferred Stock are exercisable at any time following the date six months and one day from their issuance. The Company may, at its option, convert the Series B Preferred Stock into common stock at any time after the date 270 days following the effectiveness of the registration statement covering the Series B Preferred Stock, but only if the Company’s stock price exceeds $4.56 for 20 consecutive trading days. The Company may also, at its option, convert the Series B Preferred Stock into common stock upon a sale of common stock in a firm commitment underwritten offering to the public if the public offering price exceeds $4.56 and the aggregate gross proceeds exceed $40 million and the registration statement referenced above is effective.

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

     The Company recorded a deemed dividend of $2.9 million in the first quarter of 2002 relating to the beneficial conversion feature of the Series B Preferred Stock and the additional warrants issued to the holders of the Series A Preferred Stock in connection with the Series B Preferred Stock financing. The deemed dividend increased the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and was included in stockholders’ equity as offsetting charges and credits to additional paid-in capital. This accounting result is similar to accounting implications of our issuance of Series A Preferred Stock, which resulted in us recording a deemed dividend of $2.3 million in the third quarter of 2001.

     The investors of Series B Preferred Stock have the right to require us to redeem all of the Series B Preferred Stock for cash equal to the greater of (i) 120% of their original purchase price plus 120% of any accrued and unpaid dividend or (ii) the aggregate fair market value of the shares of common stock into which such shares of Series B Preferred Stock are then convertible, upon certain triggering events, as defined in our Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock. In addition, the Company may redeem the Series B Preferred Stock at any time after March 25, 2004. Due to the nature of the redemption features of the Series B Preferred Stock, the Company excluded the Series B Preferred Stock from equity in its financial statements, just as with the Company’s Series A Preferred Stock. The net proceeds attributable to the warrants of $2.6 million are included in additional paid-in capital.

Series A Redeemable Convertible Preferred Stock

     On June 29, 2001, the Company entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 1,625 shares of Series A Preferred Stock with warrants to purchase an aggregate of 3.2 million shares of common stock, for an aggregate purchase price of $16.25 million. The securities purchase agreement contemplated two closings, each for a portion of the Series A Preferred Stock and the warrants. The first closing occurred on July 2, 2001, and the Company received gross proceeds of $6.65 million. The second and final closing occurred on September 27, 2001, and the Company received gross proceeds of $9.6 million.

     The Series A Preferred Stock bears an initial 6% annual premium rate which increases to an 8% annual rate on the fourth such payment, then increases by 2 percentage points every six months up to a maximum annual rate of 14%. This premium is paid as a stock dividend semi-annually. The holders of Series A Preferred Stock may elect to convert their shares into the Company’s common stock at any time, just as they may choose to exercise their warrants at any time. Of the 1,625 shares issued in the financing, 650 shares remain outstanding as of May 6, 2002, and the others were converted into an aggregate of 4,031,562 shares of our common stock. The Company may, at its option, convert the Series A Preferred Stock into common stock at any time after June 21, 2002 for Series A Preferred Stock issued at the first closing and after July 9, 2002 for Series A Preferred Stock issued at the second closing, but only if its stock price exceeds $5.10 for 20 consecutive trading days. The Company may also, at its option, convert the Series A Preferred Stock into common stock upon a sale of common stock in a firm commitment underwritten offering to the public if the public offering price exceeds $5.10, the aggregate gross proceeds exceed $40 million and the registration statements referenced above are effective.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding our PhenoSense and GeneSeq testing products, the growth of our pharmaceutical business, research and development expenditures, adequacy of our capital resources, and other financial matters. These statements, which sometimes include words such as “expect,” “goal,” “may,” “anticipate,” “should,” “continue,” or “will,” reflect our expectations and assumptions as of the date of this Quarterly Report based on currently available operating, financial and competitive information. Actual results could differ materially from those in the forward looking statements as a result of a number of factors, including our ability to raise additional capital, the market acceptance of our resistance testing products, the effectiveness of our competition’s existing products and new products, the ability to effectively manage growth and the risks associated with our dependence on patents and proprietary rights. These factors and others are more fully described in “Risk Factors” and elsewhere in this Form 10-Q. We assume no obligation to update any forward-looking statements.

OVERVIEW

     ViroLogic, Inc. (“ViroLogic” or the “Company”) is a biotechnology company developing, marketing and selling innovative products to guide and improve treatment of viral diseases. We incorporated in the state of Delaware on November 14, 1995 and commenced commercial operations in 1999. We developed a practical way of directly measuring the impact of genetic mutations on drug resistance and using this information to guide therapy. We have proprietary technology, called PhenoSense, for testing drug resistance in viruses that cause serious viral diseases such as HIV/AIDS, hepatitis B and hepatitis C. Our first product, PhenoSense HIV, is a test that directly and quantitatively measures resistance of a patient’s HIV to anti-viral drugs. Our second product, GeneSeq HIV examines and evaluates the genetic sequences of a patient’s HIV. Our third product, PhenoSense GT combines PhenoSense HIV and GeneSeq HIV into one test on an integrated report to provide the most comprehensive drug resistance information available to assist physicians in selecting optimal treatments for their patients. Our fourth product, PhenoScreen, provides high-throughput screening for potential clinical drug candidates for pharmaceutical customers. In addition, we perform resistance testing and research for industry, academia and government for clinical studies, drug screening/characterization and basic research. We are also developing resistance testing products for serious viral diseases other than HIV. In addition, we are collecting resistance test results and related clinical data in an interactive database that we may use to assist our pharmaceutical customers in drug marketing and drug development and make available to physicians for use in therapy guidance. Our products and products in development, which, if completed, might be stand-alone product offerings or incorporated into our existing offerings, include: (i) PhenoSense HBV and GeneSeq HBV, for hepatitis B; (ii) PhenoSense HCV and GeneSeq HCV, for hepatitis C; (iii) an entry assay to measure HIV resistance to entry inhibitors; (iv) an entry assay to assist in the development of HIV vaccines; and (v) a test to measure viral fitness, which is a measure of a virus’ ability to reproduce and infect new cells.

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On March 22, 2002, we entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 1,005 shares of Series B redeemable convertible preferred stock (“Series B Preferred Stock”) with warrants to purchase an aggregate of 2.2 million shares of common stock, for an aggregate purchase price of $10.05 million. The transaction closed on March 25, 2002. In connection with this financing, we also had to grant warrants to purchase an aggregate of 637,261 shares of common stock to holders of Series A redeemable convertible preferred stock (“Series A Preferred Stock”) as a payment in order to secure their consent and waiver concerning the financing and the resulting impact on the Series A Preferred Stock. The rights, preferences and privileges of the Series B Preferred Stock are set forth in the Certificate of Designations, Preferences and Rights of the Series B Preferred Stock filed with the Delaware Secretary of State, and are in many ways similar to the terms of the Series A Preferred Stock. The warrants are subject to the terms and conditions of the stock purchase warrants issued by us and evidencing the warrants. We filed a registration statement with the Securities and Exchange Commission on April 24, 2002 covering the resale of the shares of our common stock issuable upon conversion of the Series B Preferred Stock, and issuable upon exercise of the warrants issued to the holders of Series A Preferred Stock and Series B Preferred Stock in connection with the financing, as well as additional shares of common stock, which in total is 8.7 million shares of common stock. The registration statement was declared effective April 29, 2002.

     The Series B Preferred Stock bears an initial 6% annual premium rate which increases to an 8% annual rate on the third such payment, then increases by 2 percentage points every six months up to a maximum annual rate of 14%. This premium is paid as a cash dividend semi-annually. The holders of Series B Preferred Stock may elect to convert their shares into our common stock at any time. The warrants issued in connection with the issuance of the Series B Preferred Stock are exercisable at any time following the date six months and one day from their issuance. We may, at our option, convert the Series B Preferred Stock into common stock at any time after the date 270 days following the effectiveness of the statement covering the Series B Preferred Stock, but only if our stock price exceeds $4.56 for 20 consecutive trading days. We may also, at our option, convert the Series B Preferred Stock into common stock upon a sale of common stock in a firm commitment underwritten offering to the public if the public offering price exceeds $4.56, the aggregate gross proceeds exceed $40 million and the registration statement referenced above is effective.

     The holders are not subject to any limitations on the number of conversions of Series B Preferred Stock or subsequent sales of the corresponding common stock that they can effect, other than a prohibition on any holder acquiring beneficial ownership of more than the greater of (i) 4.99% of the outstanding shares of our common stock, or (ii) the number of shares of our common stock beneficially owned by the holder as of immediately prior to the Series B Preferred Stock financing.

     We recorded a deemed dividend of approximately $2.9 million in the first quarter of 2002 relating to the beneficial conversion feature of the Series B Preferred Stock and the additional warrants issued to the holders of the Series A Preferred Stock in connection with the Series B Preferred Stock financing. The deemed dividend increased the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and was included in stockholders’ equity as offsetting charges and credits to additional paid-in capital. This accounting result is similar to accounting implications of our issuance of Series A Preferred Stock, which resulted in us recording a deemed dividend of $2.3 million in the third quarter of 2001.

     The investors of Series B Preferred Stock have the right to require us to redeem all of the Series B Preferred Stock for cash equal to the greater of (i) 120% of their original purchase price plus 120% of any accrued and unpaid dividend or (ii) the aggregate fair market value of the shares of common stock into which such shares of Series B Preferred Stock are then convertible, upon certain triggering events, as defined in our Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock. We may not have available funds to redeem the Series B Preferred Stock in the event such redemption is required. In addition, we may redeem the Series B Preferred Stock at any time after March 25, 2004. Due to the nature of the redemption features of the Series B Preferred Stock, we excluded the Series B Preferred Stock from equity in our financial statements, just as with our Series A Preferred Stock. The net proceeds attributable to the warrants of $2.6 million are included in additional paid-in capital.

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On June 29, 2001, we entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 1,625 shares of Series A Preferred Stock with warrants to purchase an aggregate of 3.2 million shares of common stock, for an aggregate purchase price of $16.25 million. The securities purchase agreement contemplated two closings, each for a portion of the Series A Preferred Stock and the warrants. The first closing occurred on July 2, 2001, and we received gross proceeds of $6.65 million. The second and final closing occurred on September 27, 2001, and we received gross proceeds of $9.6 million. The rights, preferences and privileges of the Series A Preferred Stock are set forth in the Certificate of Designations, Preferences and Rights filed with the Delaware Secretary of State. The warrants are subject to the terms and conditions of the stock purchase warrant issued by us and evidencing the warrants. We filed registration statements with the Securities and Exchange Commission, following the first closing and second closing, respectively, covering the resale of the shares of our common stock issuable upon conversion of the Series A Preferred Stock, issuable upon exercise of the warrants and that may become issuable pursuant to the respective rights, preferences and privileges of the Series A Preferred Stock and warrants. The registration statement for the first closing was effective September 24, 2001 and the registration statement for the second closing, which superceded the registration statement for the first closing and covers the Series A Preferred Stock and warrants issued in the first and second closing, was effective October 12, 2001. Of the 1,625 shares issued in the financing, 650 shares remain outstanding as of May 6, 2002, and the others were converted into an aggregate of 4,031,562 shares of our common stock.

     The Series A Preferred Stock bears an initial 6% annual dividend rate which increases to an 8% annual rate on the fourth such payment, then increases by 2 percentage points every six months up to a maximum annual rate of 14%. This premium is paid as a stock dividend semi-annually. The holders of Series A Preferred Stock may elect to convert their shares into our common stock at any time, just as they may choose to exercise their warrants at any time. We may, at our option, convert the Series A Preferred Stock into common stock at any time after June 21, 2002 for Series A Preferred Stock issued at the first closing and after July 9, 2002 for Series A Preferred Stock issued at the second closing, but only if our stock price exceeds $5.10 for 20 consecutive trading days. We may also, at our option, convert the Series A Preferred Stock into common stock upon a sale of common stock in a firm commitment underwritten offering to the public if the public offering price exceeds $5.10, the aggregate gross proceeds exceed $40 million and the registration statements referenced above are effective.

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

     The investors of Series A Preferred Stock have the right to require us to redeem all of the Series A Preferred Stock for cash equal to the greater of (i) 115% of their original purchase price plus 115% of any accrued and unpaid dividend or (ii) the aggregate fair market value of the shares of common stock into which such shares of Series A Preferred Stock are then convertible, upon certain triggering events, as defined in our Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. We may not have available funds to redeem the Series A Preferred Stock in the event such redemption is required. In addition, we may redeem the Series A Preferred Stock at any time after June 29, 2003, for Series A Preferred Stock issued at the first closing and after September 27, 2003 for Series A Preferred Stock issued at the second closing. Due to the nature of the redemption features of the Series A Preferred Stock, we excluded the Series A Preferred Stock from equity in our financial statements. The net proceeds attributable to the warrants of $2.8 million are included in additional paid-in capital.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

     Revenue. Revenue increased to $5.7 million in the first quarter of 2002 from $3.1 million in the corresponding quarter of 2001, an increase of $2.6 million. The increase was primarily attributable to greater sales of PhenoSense HIV, GeneSeq HIV and the introduction of PhenoSense GT in the fourth quarter of 2001. In addition, we received NIH research grant funds to develop new technologies to measure HIV resistance to entry inhibitors and viral replication capacity or “fitness.” We believe increased demand for existing products and new product launches will be the primary factors contributing to an increased level of sales in 2002 as compared to 2001.

     Cost of product revenue. Cost of product revenue increased to $3.4 million in the first quarter of 2002 from $2.3 million in the corresponding quarter of 2001, an increase of $1.1 million. The increase was due to the higher volume of testing and continued expansion of our clinical laboratory activities. Included in these costs are materials, supplies, labor and overhead related to the tests. Gross margins increased to 38% in the first quarter of 2002 from 26% in the corresponding quarter of 2001 primarily due to improved operational efficiency and economies of scale. We anticipate that the total cost of product revenue will increase as we increase the volume of our testing but at a lower growth rate than the anticipated revenue growth rate.

     Research and development. Research and development expenses increased to $3.0 million in the first quarter of 2002 from $2.7 million in the corresponding quarter of 2001, an increase of $0.3 million. The increase was primarily related to additional research and development efforts to enhance our resistance testing products and include costs associated with NIH grant revenue. We expect research and development spending to increase as we expand our research and product development and automation efforts for other serious diseases, but at a substantially lower growth rate than the anticipated revenue growth rate.

     Below is a summary of products and products in development. The information in the column labeled “Estimated Completion” contains forward-looking statements regarding completion of products in development. The actual timing of completion of those products could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the completion of our products, see “Risk Factors.”

     The following summarizes our products and products in development:

Estimated
Completion

PhenoSense HIV, a phenotypic HIV test
Pharmaceutical and patient testing	Completed
GeneSeq HIV, a genotypic HIV test
Pharmaceutical and patient testing	Completed
PhenoSense GT, a combination HIV test
Patient testing	Completed
PhenoScreen, a high-throughput screening assay
Pharmaceutical testing	Completed
Fitness HIV, a replication capacity assay(1)
Pharmaceutical testing	Completed
Patient testing	2002
Entry Assay HIV, an entry inhibitor assay(1)
Pharmaceutical testing	Completed
Patient testing(2)	2002
Vaccine Entry HIV, an entry neutralization assay
Pharmaceutical testing	2002
PhenoSense HBV, a phenotypic hepatitis B test
Pharmaceutical testing	2002
Patient testing	2003
GeneSeq HBV, a genotypic hepatitis B test
Pharmaceutical testing	Completed
Patient testing(2)	2003
PhenoSense HCV, a phenotypic hepatitis C test
Pharmaceutical testing	2002
Patient testing(2)	2003

(1)	This test may be incorporated into one of our existing products or possibly offered as a stand-alone product.

(2)	This test is expected to be offered after pharmaceutical drugs are available for patients use.

     General and administrative. General and administrative expenses decreased to $2.7 million in the first quarter of 2002 from $3.0 million in the corresponding quarter of 2001, a decrease of $0.3 million. The decrease was primarily due to a reduction in noncash compensation expenses related to granting stock and options prior to our initial public offering.

     Sales and marketing. Sales and marketing expenses increased to $2.9 million in the first quarter of 2002 from $2.4 million in the corresponding quarter of 2001, an increase of $0.5 million. This increase was primarily attributable to the expansion of our sales force and increased marketing programs related to the commercialization of our existing and new products, including PhenoSense GT.

     Interest income. Interest income decreased to $106,000 in the first quarter of 2002 from $355,000 in the corresponding quarter of 2001, a decrease of $249,000. This decrease was primarily due to lower average cash balances resulting from expenditures made to support growth in company operations and lower interest rates.

     Interest expense. Interest expense increased to $91,000 in the first quarter of 2002 from $83,000 in the corresponding quarter of 2001, an increase of $8,000. This increase was due to increased equipment financing.

     Other income. In the first quarter of 2002, other income was $0.1 million, representing residual income from one of our subleases. For further discussion, see Liquidity and Capital Resources below.

     Deemed dividend. In the first quarter of 2002, we sold 1,005 shares of Series B Preferred Stock with warrants to purchase an aggregate of 2.2 million shares of common stock, for an aggregate purchase price of $10.05 million. In connection with this financing, the Company also had to grant warrants to purchase an aggregate of 637,261 shares of common stock to holders of Series A Preferred Stock as a payment in order to secure their consent and waiver concerning the financing and the resulting impact on the Series A Preferred Stock. We determined that the issuance of the Series B Preferred Stock resulted in a beneficial conversion feature of approximately $2.9 million in the first quarter of 2002. The beneficial conversion feature was calculated in accordance with Emerging Issues Task Force Consensus No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features” and Emerging Issues Task Force Consensus No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” The beneficial conversion feature was reflected as a deemed dividend in the Statement of Operations of $2.9 million and is included in stockholders’ equity as offsetting charges and credits to additional paid-in capital.

     Preferred stock dividend. The Series A Preferred Stock and Series B Preferred Stock issued in 2001 and 2002, respectively, bear an initial 6% annual dividend rate, payable twice a year as a dividend, which increases to an 8% annual rate on the fourth such payment, for the Series A Preferred Stock and third such payment, for the Series B Preferred Stock, and then increases by 2 percentage points every six months thereafter up to a maximum annual rate of 14%. The Series A Preferred Stock dividend is payable in shares of common stock and the Series B Preferred Stock dividend is payable in cash. In the first quarter of 2002, we recorded a dividend of $0.2 million in the Statement of Operations relating to Series A and Series B Preferred Stock.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” We adopted the provisions of SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have an impact on the Company’s results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

     We expect our available cash and short-term investments of $14.1 million at March 31, 2002, funds provided by the sale of our products, grant revenue, borrowing under equipment financing arrangements and cash flows generated from subletting or releasing excess facilities will be adequate to fund our operations through at least December 2002. We expect to fund our cash requirements in the future by generating cash from operations. In addition, we plan to continue to evaluate various strategic opportunities, including research and development collaborations, international alliances and marketing partnerships.

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

     Net cash used in operating activities was $5.2 million and $5.9 million for the three months ended March 31, 2002 and 2001, respectively. Cash used in operating activities primarily relates to operating losses as discussed above.

     Net cash provided by investing activities was $4.6 million for the three months ended March 31, 2002, and net cash used in investing activities was $0.6 million for the three months ended March 31, 2001. The increase in cash provided by investing activities resulted primarily from maturities and sales of short-term investments and a tenant improvement reimbursement of $1.3 million, partially offset by purchases of short-term investments.

     Net cash provided by financing activities was $9.4 million for the three months ended March 31, 2002, and net cash used in financing activities was $0.4 million for the three months ended March 31, 2001. The increase in 2002 is due primarily to the sale of Series B Preferred Stock in March 2002.

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

WE EXPECT TO INCUR FUTURE OPERATING LOSSES AND MAY NOT ACHIEVE PROFITABILITY AS SOON AS EXPECTED, WHICH MAY CAUSE OUR STOCK PRICE TO FALL.

     We have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses. We experienced net losses applicable to common stockholders of approximately $28.8 million, $38.9 million and $20.2 million in 2001, 2000 and 1999, respectively. As of March 31, 2002, we had an accumulated deficit of approximately $85.1 million. We expect to continue to incur substantial operating losses primarily as a result of expected increases in expenses for:

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

OUR TESTING PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE, WHICH COULD LIMIT OUR FUTURE REVENUE.

     Our ability to establish phenotypic resistance testing as the standard of care to guide and improve the treatment of viral diseases will depend on physicians’ and clinicians’ acceptance and use of phenotypic resistance testing. Phenotypic resistance testing is still relatively new. We cannot predict the extent to which physicians and clinicians will accept and use phenotypic resistance testing. They may prefer competing technologies and products such as genotypic testing. The commercial success of phenotypic resistance testing will require demonstrations of its advantages and potential economic value in relation to the current standard of care, as well as to genotypic testing. We have introduced three products using our proprietary PhenoSense technology, PhenoSense HIV, PhenoSense GT and PhenoScreen which we began actively marketing in November 1999, November 2001 and May 2002, respectively. We are still in the early stages of development of new products applying our PhenoSense technology to other viral diseases. If PhenoSense HIV, PhenoSense GT or PhenoScreen is not accepted in the marketplace, our ability to sell other PhenoSense products would be undermined. Market acceptance will depend on:

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

     Over the last year, we have begun to process a significant number of patient samples and are continuing to develop our quality-control procedures. In order to meet the projected demand for PhenoSense HIV, PhenoSense GT, PhenoScreen, GeneSeq HIV and other future resistance testing products, we will have to process many more patient samples than we are currently processing. We also have to establish more consistency with respect to test turnaround so that results are delivered in a timely manner. Thus, we need to develop and implement additional automated systems to perform our tests. We also need to, and may not be able to, develop more sophisticated software to support the automated tests, analyze the data generated by our tests, and report the results. Further, as we attempt to scale up our processing of patient samples, processing or quality control problems may arise. If we are unable to consistently process patient samples on a timely basis because of these or other factors, or if we encounter problems with our automated processes, our revenues will be limited. We have experienced periods during which our test results were delayed, which delayed delivery of results to our customers, and while we take steps to minimize the likelihood of future delays, future delays may nevertheless occur.

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

OUR STOCKHOLDERS COULD EXPERIENCE SUBSTANTIAL DILUTION AS A RESULT OF THE ISSUANCE OF OUR TWO SERIES OF PREFERRED STOCK AND THE RELATED WARRANTS.

     We sold 1,625 shares of Series A Preferred Stock in a private placement in 2001, initially convertible into approximately 6,372,561 shares of common stock. 975 of such shares had been converted as of May 6, 2002. We sold 1,005 shares of Series B Preferred Stock in a private placement in March 2002, initially convertible into approximately 4,407,899 shares of common stock. No such shares had been converted as of May 6, 2002. The issuance of the Series B Preferred Stock resulted in an adjustment to the conversion price, due to the provisions described in the following paragraph, of the Series A Preferred Stock so that the 650 shares of Series A Preferred Stock remaining outstanding as of May 6, 2002 are as of such date now convertible into approximately 2,850,877 shares of common stock (not including the conversion of accrued but unpaid dividends). The issuance of the Series B Preferred Stock also resulted in an adjustment to the exercise price and number of shares subject to the warrants granted in connection with the Series A Preferred Stock issuance, which were as of May 6, 2002 exercisable for approximately 3,919,970 shares at $2.28 per share. The warrants granted in connection with the sale of Series B Preferred Stock were as of May 6, 2002 exercisable for 2,841,214 shares of common stock, at an exercise price of $2.508 per share. Together, the common shares reserved for issuance upon conversion of the Series A Preferred Stock and Series B Preferred Stock, and upon exercise of the warrants referenced above, represent about 14,019,960 shares of common stock, or 57.2% of the outstanding shares of our common stock at May 6, 2002, issuable for an approximate effective price of $2.33 per share.

     Common stockholders have already experienced dilution as some of the holders of Series A Preferred Stock converted their shares to common stock. The potential for additional dilution increased further as a result of the private placement of Series B Preferred Stock and the issuance of warrants at the same time; which also caused an adjustment to the number of shares issuable to holders of Series A Preferred Stock and warrants they hold. Moreover, the number of shares of common stock that we may be required to issue upon conversion of the Series A Preferred Stock, and exercise of the warrants granted to holders of Series A Preferred Stock in connection with the issuance thereof, or otherwise in connection with those securities, can increase substantially in several events, including if:

•	We issue shares of stock for less than the conversion price of the Series A Preferred Stock ($2.28 as of May 6, 2002) or the exercise price of the warrants issued in connection with the issuance of the Series A Preferred Stock ($2.28 as of May 6, 2002), which could be more likely given that this sort of adjustment has already occurred, our stock price has been below $2.28, the historical volatility of our stock price and the recent volatility of stocks of companies in our industry and of the stock market in general

•	We fail to have sufficient shares of common stock reserved to satisfy conversions, exercises and other issuances

•	We fail to honor requests for conversion, or notify any holder of Series A Preferred Stock of our intention not to honor requests for conversion

•	We fail to grant shares upon exercise of the warrants

     We may also be required to issue shares of common stock without additional consideration in the event that we fail to redeem any shares of Series A Preferred Stock when required. We are also obligated to issue additional shares of common stock every six months to the holders of the Series A Preferred Stock, which constitute preferred stock dividends as required by the terms of the Series A Preferred Stock. These issuances currently equal about 132 shares of common stock for every share of Series A Preferred Stock outstanding at the time the issuance is made. The number of shares we must issue increases every six months, starting with the fourth such issuance, by 44 shares of common stock for each share of Series A Preferred Stock, up to a maximum of 307 shares of common stock for every share of Series A Preferred Stock. (All of the previous share totals are based upon an assumed stock price of $2.28, but the actual number of shares will be based upon our stock price from time to time as of the payment dates.) In January 2002, we issued

72,884 shares of common stock to holders of Series A Preferred Stock sold on July 2, 2001 as the first dividend payment on those shares. In March 2002, we issued 83,664 shares of common stock to holders of Series A Preferred Stock sold on September 27, 2001 as the first dividend payment on those shares. If the 650 shares of the Series A Preferred Stock outstanding as of May 6, 2002 remain outstanding for five years following such date, we will issue as preferred stock dividends an additional 1,596,491 shares of common stock (again based on an assumed stock price of $2.28), or 6.5% of the shares of common stock outstanding as of May 6, 2002. We do not receive payment or other consideration for these issuances.

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

WE MAY BE UNABLE TO BUILD BRAND LOYALTY BECAUSE OUR TRADEMARKS AND TRADE NAMES MAY NOT BE PROTECTED.

     Our registered or unregistered trademarks or trade names such as the name PhenoSense, PhenoSense GT, PhenoScreen and GeneSeq may be challenged, canceled, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build brand loyalty. Brand recognition is critical to our short-term and long-term marketing strategies especially as we commercialize future enhancements to our products.

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

WE MAY BE SUBJECT TO LITIGATION, WHICH WOULD BE TIME CONSUMING AND DIVERT OUR RESOURCES AND THE ATTENTION OF OUR MANAGEMENT.

     Although we are not currently subject to any action against us, we may in the future be subject to claims and may have to spend significant additional resources and time. Even if we are eventually successful in our defense of any such claim, the time and money spent may prevent us from operating our business effectively or profitably or may distract our management.

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

CONCENTRATION OF OWNERSHIP AMONG SOME OF OUR STOCKHOLDERS MAY PREVENT OTHER STOCKHOLDERS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

     At April 15, 2002, close to 40% of our common stock was beneficially held by a small number of stockholders including our directors, entities affiliated with our directors and former directors, and our executive officers. In addition, our Series A Preferred Stock and Series B Preferred Stock, described elsewhere, are held by a small number of stockholders, some of whom also own shares of our common stock. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in our control at a premium price if these stockholders oppose it. There are also certain approval rights of the Series A Preferred Stock and Series B Preferred Stock, and the few holders of those shares could prevent certain important corporate actions by not approving those actions.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	On March 25, 2002, we issued an aggregate of 1,005 shares of Series B Preferred Stock. The rights, preferences and privileges of the Series B Preferred Stock are set forth in the Certificate of Designations, Preferences and Rights of the Series B Preferred Stock filed with the Delaware Secretary of State (the “Certificate”). The issuance of the Series B Preferred Stock has limited certain rights of our common stockholders and Series A Preferred stockholders as more fully detailed in the Certificate, including, but not limited to, the following: (i) the Series B Preferred Stock ranks senior to the common stock as to the distribution of assets upon our liquidation, dissolution or winding up and (ii) we may be required to obtain the consent of the holders of Series B Preferred Stock before taking certain corporate actions, which limits the voting control of the common stockholders and the series A preferred stockholders. See also (i) the description of the Series B Preferred Stock in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations and (ii) the risk factor titled “We May Be Required to Obtain the Consent of the Holders of Preferred Stock Before Taking Corporate Actions, Which Could Harm Our Business” in Part I, Item 3 Quantitative and Qualitative Disclosures about Market Risk.

(c)	Recent Sales of Unregistered Securities

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

As described in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, on March 22, 2002, we entered into a securities purchase agreement with several accredited investors to issue and sell, in a private placement, an aggregate of 1,005 shares of Series B redeemable convertible preferred stock with warrants to purchase an aggregate of 2.2 million shares of common stock, for an aggregate purchase price of $10.05 million. The transaction closed on March 25, 2002. In connection with this financing, we also had to grant warrants to purchase an aggregate of 637,261 shares of common stock to holders of Series A Preferred Stock as a payment in order to secure their consent and waiver concerning the financing and the resulting impact on the Series A Preferred Stock. The foregoing preferred stock and warrants were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

In April 2002, we issued 1,519,598 shares of our common stock to five holders of our Series A Preferred Stock upon such holders’ conversion of certain shares of Series A Preferred Stock held by such holders. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

     (d)  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     In March 2002 we solicited the consent of the holders of our Series A Preferred Stock to the sale and issuance of shares of Series B Preferred Stock and the resulting impact on the Series A Preferred Stock. The consent of such holders was unanimous.

ITEM 5. OTHER INFORMATION

     Effective March 19, 2002, Mr. Anders Hove resigned as a member of the Company’s Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  None.

     (b)  Reports on Form 8-K

     On March 26, 2002, we filed a report on Form 8-K announcing agreements to sell $10.05 million of Series B Preferred Stock in a private placement.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on May 10, 2002.

By:	/s/ William D. Young

William D. Young Chief Executive Officer (Principal Executive Officer)

By:	/s/ Karen J. Wilson

Karen J. Wilson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)