Form 10-Q
period 2002-06-30
VIROLOGIC INC
filed 2002-08-12
CIK 1094961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

COMMISSION FILE NUMBER: 000-30369

VIROLOGIC, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	94-3234479 (IRS EMPLOYER IDENTIFICATION NO.)

345 OYSTER POINT BLVD
SOUTH SAN FRANCISCO, CA 94080
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

TELEPHONE NUMBER (650) 635-1100
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

270 EAST GRAND AVENUE
SOUTH SAN FRANCISCO, CA 94080
(FORMER ADDRESS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     As of August 7, 2002 there were 24,689,909 shares of the registrant’s common stock outstanding.

VIROLOGIC, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

VIROLOGIC, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	JUNE 30,	DECEMBER 31,
	2002	2001

	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,460	$1,399
Short-term investments	3,782	7,563
Accounts receivable, net of allowance for doubtful accounts of $850 and $588 in 2002 and 2001, respectively	5,552	4,562
Lease assignment receivable	2,000	—
Prepaid expenses	1,527	1,464
Tenant improvement reimbursement	—	1,286
Inventory	1,325	956
Restricted cash	100	100
Other current assets	295	385

Total current assets	19,041	17,715
Property and equipment, net	12,527	18,381
Restricted cash	557	900
Other assets	738	855

Total assets	$32,863	$37,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,387	$2,304
Accrued compensation	1,603	2,036
Accrued liabilities	2,402	2,386
Advance from subtenant	—	1,300
Deferred revenue	483	314
Current portion of capital lease obligations	1,102	977
Current portion of loans payable	503	890

Total current liabilities	7,480	10,207
Long-term portion of capital lease obligations	963	1,341
Long-term portion of loans payable	—	174
Long-term advance from subtenant	—	975
Other long-term liabilities	616	455
Redeemable convertible preferred stock	12,103	11,228
Commitments
Stockholders’ equity:
Common stock	25	21
Additional paid-in capital	102,694	93,226
Deferred compensation	(448)	(875)
Accumulated other comprehensive income	23	94
Accumulated deficit	(90,593)	(78,995)

Total stockholders’ equity	11,701	13,471

Total liabilities and stockholders’ equity	$32,863	$37,851

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

Revenue:
Product revenue	$6,430	$4,551	$11,923	$7,639
NIH grant revenue	227	218	442	218

Total revenue	6,657	4,769	12,365	7,857
Operating costs and expenses:
Cost of product revenue	3,761	3,124	7,186	5,412
Research and development	2,862	2,956	5,817	5,644
General and administrative	2,638	2,612	5,382	5,572
Sales and marketing	2,976	2,231	5,848	4,672

Total operating costs and expenses	12,237	10,923	24,233	21,300

Operating loss	(5,580)	(6,154)	(11,868)	(13,443)
Interest income	92	402	198	757
Interest expense	(80)	(129)	(171)	(212)
Other income	108	—	243	—

Net loss	(5,460)	(5,881)	(11,598)	(12,898)
Deemed dividend to preferred stockholders	—	—	(2,860)	—
Preferred stock dividend	(258)	—	(466)	—

Net loss applicable to common stockholders	$(5,718)	$(5,881)	$(14,924)	$(12,898)

Basic and diluted net loss per common share	$(0.24)	$(0.29)	$(0.65)	$(0.65)

Weighted-average shares used in computing basic and diluted net loss per common share	24,289	19,974	22,815	19,917

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,

	2002	2001

OPERATING ACTIVITIES
Net loss	$(11,598)	$(12,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,913	1,504
Non-cash stock-based compensation	595	1,116
Allowance for doubtful accounts	262	131
Amortization of subtenant advance	(327)	—
Gain on short-term investments	(23)	—
Changes in assets and liabilities:
Accounts receivable	(1,252)	(942)
Prepaid expenses	(63)	(129)
Inventory	(369)	(386)
Other current assets	(127)	43
Accounts payable	(917)	160
Accrued compensation	(433)	103
Accrued liabilities	(46)	(1,143)
Deferred revenue	169	248
Other long-term liabilities	(100)	66

Net cash used in operating activities	(12,316)	(12,127)
INVESTING ACTIVITIES
Purchases of short-term investments	(5,889)	(5,349)
Maturities and sales of short-term investments	9,622	10,320
Restricted cash	343	279
Capital expenditures	(1,079)	(1,194)
Lease assignment	2,465	—
Tenant improvement reimbursement	1,286	—
Other assets	58	(335)

Net cash provided by investing activities	6,806	3,721
FINANCING ACTIVITIES
Principal payments on loans payable	(784)	(745)
Principal payments on capital lease obligations	(485)	(204)
Net proceeds from issuance of common stock	5	367
Net proceeds from issuance of preferred stock	9,835	—
Funds received in advance of financing	—	2,539

Net cash provided by financing activities	8,571	1,957

Net increase (decrease) in cash and cash equivalents	3,061	(6,449)
Cash and cash equivalents at beginning of period	1,399	12,623

Cash and cash equivalents at end of period	$4,460	$6,174

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2002
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other future operating periods. The condensed balance sheet as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the audited financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001.

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

Inventory

     Inventory is stated at the lower of standard cost, which approximates actual cost, or market. Inventory consists of the following (in thousands):

	June 30,	December 31,
	2002	2001

Raw materials	$951	$663
Work in process	374	293

Total	$1,325	$956

Reclassification

     Certain reclassifications of prior period amounts have been made to conform with the current period presentation.

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

2. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, unrealized gains and losses on our available-for-sale securities, which are reported separately in stockholders’ equity, are included in accumulated other comprehensive income (loss). Comprehensive income (loss) and its components are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net loss	$(5,460)	$(5,881)	$(11,598)	$(12,898)
Changes in unrealized gain on securities available-for-sale, net of tax	(7)	(174)	(71)	(90)

Comprehensive loss	$(5,467)	$(6,055)	$(11,669)	$(12,988)

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

     A reconciliation of shares used in the calculations is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net loss applicable to common stockholders	$(5,718)	$(5,881)	$(14,924)	$(12,898)

Weighted-average shares of common stock outstanding	24,289	19,982	22,815	19,927
Less: weighted-average shares subject to repurchase	—	(8)	—	(10)

Weighted-average shares used in basic and diluted net loss per common share	24,289	19,974	22,815	19,917

Basic and diluted net loss per common share	$(0.24)	$(0.29)	$(0.65)	$(0.65)

4. PREFERRED STOCK

Series B Redeemable Convertible Preferred Stock

     On March 22, 2002, the Company entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 1,005 shares of Series B redeemable convertible preferred stock (“Series B Preferred Stock”) with warrants to purchase an aggregate of 2.2 million shares of common stock, for an aggregate purchase price of $10.05 million. In connection with this financing, the Company also had to grant warrants to purchase an aggregate of 637,261 shares of common stock to holders of Series A redeemable convertible preferred stock (“Series A Preferred Stock”) as a payment in order to secure their consent and waiver concerning the financing and the resulting impact on the Series A Preferred Stock. The transaction closed on March 25, 2002 and the Company filed a registration statement with the Securities and Exchange Commission on April 24, 2002 covering the resale of the shares of its common stock issuable upon conversion of the Series B Preferred Stock, and issuable upon exercise of the warrants issued to the holders of Series A Preferred Stock and Series B Preferred Stock in connection with the financing, as well as additional shares of common stock, which in total is 8.7 million shares of common stock. The registration statement was declared effective April 29, 2002.

     The Series B Preferred Stock bears an initial 6% annual premium rate which increases to an 8% annual rate on the third payment, then increases by 2 percentage points every six months thereafter up to a maximum annual rate of 14%. This premium is paid as a cash dividend semi-annually. The holders of Series B Preferred Stock may elect to convert their shares into common stock at any time.

The warrants issued in connection with the issuance of the Series B Preferred Stock are exercisable at any time following the date six months and one day from their issuance. Of the 1,005 shares issued in the financing, 995 shares remain outstanding as of August 7, 2002, and the others were converted into an aggregate of 43,858 shares of our common stock. The Company may, at its option, convert the Series B Preferred Stock into common stock at any time after the date 270 days following the effectiveness of the registration statement covering the Series B Preferred Stock, but only if the Company’s stock price exceeds $4.56 for 20 consecutive trading days. The Company may also, at its option, convert the Series B Preferred Stock into common stock upon a sale of common stock in a firm commitment underwritten offering to the public if the public offering price exceeds $4.56 and the aggregate gross proceeds exceed $40 million and the registration statement referenced above is effective.

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

     The Company recorded a deemed dividend of $2.9 million in the first quarter of 2002 relating to the beneficial conversion feature of the Series B Preferred Stock and the additional warrants issued to the holders of the Series A Preferred Stock in connection with the Series B Preferred Stock financing. The deemed dividend increased the net loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and was included in stockholders’ equity as offsetting charges and credits to additional paid-in capital. This accounting result is similar to accounting implications of our issuance of Series A Preferred Stock, which resulted in us recording a deemed dividend of $2.3 million in the third quarter of 2001.

     The holders of Series B Preferred Stock have the right to require the Company to redeem all of the Series B Preferred Stock for cash equal to the greater of (i) 120% of their original purchase price plus 120% of any accrued and unpaid dividend or (ii) the aggregate fair market value of the shares of common stock into which such shares of Series B Preferred Stock are then convertible, upon certain triggering events, as defined in the Company’s Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock. In addition, the Company may redeem the Series B Preferred Stock at any time after March 25, 2004. Due to the nature of the redemption features of the Series B Preferred Stock, the Company excluded the Series B Preferred Stock from equity in its financial statements, just as with the Company’s Series A Preferred Stock. The net proceeds of $2.6 million attributable to the fair value of warrants are included in additional paid-in capital.

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

     The Series A Preferred Stock bears an initial 6% annual premium rate which increases to an 8% annual rate on the fourth such payment, then increases by 2 percentage points every six months up to a maximum annual rate of 14%. This premium is paid as a stock dividend semi-annually. The holders of Series A Preferred Stock may elect to convert their shares into the Company’s common stock at any time, just as they may choose to exercise their warrants at any time. Of the 1,625 shares issued in the financing, 650 shares remain outstanding as of August 7, 2002, and the others were converted into an aggregate of 4,031,562 shares of our common stock. The Company may, at its option, convert the Series A Preferred Stock into common stock at any time after June 21, 2002 for Series A Preferred Stock issued at the first closing and after July 9, 2002 for Series A Preferred Stock issued at the second closing, but only if its stock price exceeds $5.10 for 20 consecutive trading days. The Company may also, at its option, convert the Series A Preferred Stock into common stock upon a sale of common stock in a firm commitment underwritten offering to the public if the public offering price exceeds $5.10, the aggregate gross proceeds exceed $40 million and the registration statements referenced above are effective.

     The holders are not subject to any limitations on the number of conversions of Series A Preferred Stock or subsequent sales of the corresponding common stock, that they can effect, other than a prohibition on any holder acquiring beneficial ownership of more than 4.99% of the outstanding shares of the Company’s common stock.

     The holders of Series A Preferred Stock have the right to require us to redeem all of the Series A Preferred Stock for cash equal to the greater of (i) 115% of their original purchase price plus 115% of any accrued and unpaid dividend or (ii) the aggregate fair market value of the shares of common stock into which such shares of Series A Preferred Stock are then convertible, upon certain triggering events, as defined in the Company’s Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. In addition, the Company may redeem the Series A Preferred Stock at any time after June 29, 2003, for Series A Preferred Stock issued at the first closing and after September 27, 2003 for Series A Preferred Stock issued at the second closing. Due to the nature of the redemption features of the Series A Preferred Stock, the Company excluded the Series A Preferred Stock from equity in the Company’s financial statements. The net proceeds of $2.8 million attributable to the fair value of warrants are included in additional paid-in capital.

5. LEASE ASSIGNMENT

     In June 2002, the Company assigned a lease of excess laboratory and office space and transferred ownership through the sale of related leasehold improvements and equipment to a third party. Upon execution of the lease assignment, the Company received $3.0 million in cash and recorded $2.0 million as a lease assignment receivable, of which $1.0 million is scheduled to be received in September 2002 and $1.0 million in December 2002. In addition, the Company subleased approximately 14,000 square feet of the office space for a term of 16 months with an option to extend for an additional three months. The net gain resulting from the lease assignment of $0.3 million is included in other long-term liabilities and will be recognized as other income over the sublease term.

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

OVERVIEW

     ViroLogic, Inc. (“ViroLogic” or the “Company”) is a biotechnology company developing, marketing and selling innovative products to guide and improve treatment of viral diseases. We incorporated in the state of Delaware in 1995 and commenced commercial operations in 1999. We developed a practical way of directly measuring the impact of genetic mutations on drug resistance and using this information to guide therapy. We have proprietary technology, called PhenoSense, for testing drug resistance in viruses that cause serious viral diseases such as HIV/AIDS, hepatitis B and hepatitis C. Our first product, PhenoSense HIV, is a test that directly and quantitatively measures resistance of a patient’s HIV to anti-viral drugs. Our second product, GeneSeq HIV examines and evaluates the genetic sequences of a patient’s HIV. Our third product, PhenoSense GT combines PhenoSense HIV and GeneSeq HIV into one test on an integrated report to provide the most comprehensive drug resistance information available to assist physicians in selecting optimal treatments for their patients. Our fourth product, PhenoScreen, provides high-throughput screening for potential clinical drug candidates for pharmaceutical customers. In addition, we perform resistance testing and research for industry, academia and government for clinical studies, drug screening/characterization and basic research. We are also developing resistance testing products for serious viral diseases other than HIV. In addition, we are collecting resistance test results and related clinical data in an interactive database that we may use to assist our pharmaceutical customers in drug marketing and drug development and make available to physicians for use in therapy guidance. Our other products, products in development and planned products, which, if completed, might be stand-alone product offerings or incorporated into our existing offerings, include: (i) PhenoSense HBV and GeneSeq HBV, for hepatitis B; (ii) PhenoSense HCV and GeneSeq HCV, for hepatitis C; (iii) an entry assay to measure HIV resistance to entry inhibitors; (iv) an entry assay to assist in the development of HIV vaccines; and (v) a test to measure viral fitness, which is a measure of a virus’ ability to reproduce and infect new cells.

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On March 22, 2002, we entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 1,005 shares of Series B redeemable convertible preferred stock (“Series B Preferred Stock”) with warrants to purchase an aggregate of 2.2 million shares of common stock, for an aggregate purchase price of $10.05 million. The transaction closed on March 25, 2002. In connection with this financing, we also had to grant warrants to purchase an aggregate of 637,261 shares of common stock to holders of Series A redeemable convertible preferred stock (“Series A Preferred Stock”) as a payment in order to secure their consent and waiver concerning the financing and the resulting impact on the Series A Preferred Stock. The rights, preferences and privileges of the Series B Preferred Stock are set forth in the Certificate of Designations, Preferences and Rights of the Series B Preferred Stock filed with the Delaware Secretary of State, and are in many ways similar to the terms of the Series A Preferred Stock. The warrants are subject to the terms and conditions of the stock purchase warrants issued by us and evidencing the warrants. We filed a registration statement with the Securities and Exchange Commission on April 24, 2002 covering the resale of the shares of our common stock issuable upon conversion of the Series B Preferred Stock, and issuable upon exercise of the warrants issued to the holders of Series A Preferred Stock and Series B Preferred Stock in connection with the financing, as well as additional shares of common stock, which in total is 8.7 million shares of common stock. The registration statement was declared effective April 29, 2002. Of the 1,005 shares issued in the financing, 995 shares remain outstanding as of August 7, 2002, and the others were converted into an aggregate of 43,858 shares of our common stock.

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

     The holders of Series B Preferred Stock have the right to require us to redeem all of the Series B Preferred Stock for cash equal to the greater of (i) 120% of their original purchase price plus 120% of any accrued and unpaid dividend or (ii) the aggregate fair market value of the shares of common stock into which such shares of Series B Preferred Stock are then convertible, upon certain triggering events, as defined in our Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock. We may not have available funds to redeem the Series B Preferred Stock in the event such redemption is required. In addition, we may redeem the Series B Preferred Stock at any time after March 25, 2004. Due to the nature of the redemption features of the Series B Preferred Stock, we excluded the Series B Preferred Stock from equity in our financial statements, just as with our Series A Preferred Stock. The net proceeds of $2.6 million attributable to the fair value of warrants are included in additional paid-in capital.

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On June 29, 2001, we entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 1,625 shares of Series A Preferred Stock with warrants to purchase an aggregate of 3.2 million shares of common stock, for an aggregate purchase price of $16.25 million. The securities purchase agreement contemplated two closings, each for a portion of the Series A Preferred Stock and the warrants. The first closing occurred on July 2, 2001, and we received gross proceeds of $6.65 million. The second and final closing occurred on September 27, 2001, and we received gross proceeds of $9.6 million. The rights, preferences and privileges of the Series A Preferred Stock are set forth in the Certificate of Designations, Preferences and Rights filed with the Delaware Secretary of State. The warrants are subject to the terms and conditions of the stock purchase warrant issued by us and evidencing the warrants. We filed registration statements with the Securities and Exchange Commission, following each closing covering the resale of the shares of our common stock issuable upon conversion of the Series A Preferred Stock, issuable upon exercise of the warrants and that may become issuable pursuant to the respective rights, preferences and privileges of the Series A Preferred Stock and warrants. The registration statement for the first closing was effective September 24, 2001 and the registration statement for the second closing, which superceded the registration statement for the first closing and covers the Series A Preferred Stock and warrants issued in each closing, was effective October 12, 2001. Of the 1,625 shares issued in the financing, 650 shares remain outstanding as of August 7, 2002, and the others were converted into an aggregate of 4,031,562 shares of our common stock.

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

     We recorded a deemed dividend of $2.3 million in the third quarter of 2001, relating to the beneficial conversion feature of the Series A Preferred Stock. The deemed dividend increases the net loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and is included in stockholders’ equity as offsetting charges and credits to additional paid-in capital.

     The holders of Series A Preferred Stock have the right to require us to redeem all of the Series A Preferred Stock for cash equal to the greater of (i) 115% of their original purchase price plus 115% of any accrued and unpaid dividend or (ii) the aggregate fair market value of the shares of common stock into which such shares of Series A Preferred Stock are then convertible, upon certain triggering events, as defined in our Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. We may not have available funds to redeem the Series A Preferred Stock in the event such redemption is required. In addition, we may redeem the Series A Preferred Stock at any time after June 29, 2003, for Series A Preferred Stock issued at the first closing and after September 27, 2003 for Series A Preferred Stock issued at the second closing. Due to the nature of the redemption features of the Series A Preferred Stock, we excluded the Series A Preferred Stock from equity in our financial statements. The net proceeds of $2.8 million attributable to the fair value of warrants are included in additional paid-in capital.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2002 and 2001

     Revenue. Revenue was $6.7 million and $12.4 million for the three and six months ended June 30, 2002, compared to $4.8 million and $7.9 million for the corresponding periods in 2001. The increase was primarily attributable to greater sales of PhenoSense HIV, GeneSeq HIV and PhenoSense GT. In addition, we received NIH research grant funds to develop new technologies to measure HIV resistance to entry inhibitors and viral replication capacity or “fitness.” We believe increased demand for existing products and new product launches will be the primary factors contributing to an increased level of sales in 2002 as compared to 2001.

     Cost of product revenue. Cost of product revenue was $3.8 million and $7.2 million for the three and six months ended June 30, 2002, compared to $3.1 million and $5.4 million for the corresponding periods in 2001. The increase was due to the higher volume of testing and continued expansion of our clinical laboratory activities. Included in these costs are materials, supplies, labor and overhead related to the tests. Gross margins increased to 42% and 40% for the three and six months ended June 30, 2002 compared to 31% and

29% for the corresponding periods in 2001. The increase is primarily due to improved operational efficiency and economies of scale. We anticipate that the total cost of product revenue will increase as we increase the volume of our testing but at a lower growth rate than the anticipated revenue growth rate.

     Research and development. Research and development expenses were $2.9 million and $5.8 million for the three and six months ended June 30, 2002, compared to $3.0 million and $5.6 million for the corresponding periods in 2001. The increase during the six months ended June 30, 2002, was primarily related to additional research and development efforts to enhance our resistance testing products and include costs associated with NIH grant revenue. We expect research and development spending to increase as we expand our research and product development and automation efforts for other serious diseases, but at a substantially lower growth rate than the anticipated revenue growth rate.

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

     The following summarizes our products and products in development:

Estimated Completion

PhenoSense HIV, a phenotypic HIV test
Pharmaceutical and patient testing	Completed
GeneSeq HIV, a genotypic HIV test
Pharmaceutical and patient testing	Completed
PhenoSense GT, a combination HIV test
Patient testing	Completed
PhenoScreen, a high-throughput screening assay
Pharmaceutical testing	Completed
Replication Capacity HIV, a measurement of fitness (1)
Pharmaceutical testing	Completed
Patient testing	Completed
Entry Assay HIV, an entry inhibitor assay(2)
Pharmaceutical testing	Completed
Patient testing(3)	2002
Vaccine Entry HIV, an entry neutralization assay
Pharmaceutical testing	2002
PhenoSense HBV, a phenotypic hepatitis B test
Pharmaceutical testing	2004
Patient testing(3)	2004
GeneSeq HBV, a genotypic hepatitis B test
Pharmaceutical testing	Completed
Patient testing(3)	2004
PhenoSense HCV, a phenotypic hepatitis C test
Pharmaceutical testing	2003
Patient testing(3)	2005

(1)	Currently offered free of charge on Phenotypic reports, in the future may be offered as a stand-alone product.

(2)	This test may be incorporated into one of our existing products or possibly offered as a stand-alone product.

(3)	This test is expected to be offered after pharmaceutical drugs are available for patient use.

     General and administrative. General and administrative expenses were $2.6 million and $5.4 million for the three and six months ended June 30, 2002, compared to $2.6 million and $5.6 million for the corresponding periods in 2001. The decrease during the six months ended June 30, 2002, was primarily due to a reduction in noncash compensation expenses related to granting stock and options prior to our initial public offering. We expect general and administrative expenses to increase, but at a substantially lower growth rate than the anticipated revenue growth rate due to continued leveraging of existing infrastructure.

     Sales and marketing. Sales and marketing expenses were $3.0 million and $5.8 million for the three and six months ended June 30, 2002, compared to $2.2 million and $4.7 million for the corresponding periods in 2001. This increase was primarily attributable to the expansion of our sales force and increased marketing programs related to the commercialization of our existing and new products, including PhenoSense GT. We expect sales and marketing expenses to increase to support new product launches and sales of existing products but at a lower growth rate than the anticipated revenue growth rate.

     Interest income. Interest income was $92,000 and $198,000 for the three and six months ended June 30, 2002, compared to $402,000 and $757,000 for the corresponding periods in 2001. This decrease was primarily due to lower average cash balances resulting from expenditures made to support growth in company operations and lower interest rates.

     Interest expense. Interest expense was $80,000 and $171,000 for the three and six months ended June 30, 2002, compared to $129,000 and $212,000 for the corresponding periods in 2001. This decrease was due to the payoff of several equipment loans which ended.

     Other income. Other income was $108,000 and $243,000 for the three and six months ended June 30, 2002, representing residual income from our subleases. For further discussion, see Liquidity and Capital Resources below.

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

     Preferred stock dividend. The Series A Preferred Stock and Series B Preferred Stock issued in 2001 and 2002, respectively, bear an initial 6% annual dividend rate, payable twice a year as a dividend, which increases to an 8% annual rate on the fourth such payment for the Series A Preferred Stock, and third such payment for the Series B Preferred Stock, and then increases by 2 percentage points every six months thereafter up to a maximum annual rate of 14%. The Series A Preferred Stock dividend is payable in shares of common stock and the Series B Preferred Stock dividend is payable in cash. In the three and six months ended June 30, 2002, we recorded dividends of $0.3 million and $0.5 million, respectively, in the Statement of Operations relating to Series A and Series B Preferred Stock.

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

LIQUIDITY AND CAPITAL RESOURCES

     We expect our available cash and short-term investments of $8.2 million at June 30, 2002, funds provided by the sale of our products, grant revenue, borrowing under equipment financing arrangements and cash flows generated from a lease assignment of excess facilities will be adequate to fund our operations through December 2002, assuming revenues reach projected levels and cost containment measures are effective. We expect to fund our cash requirements in the future by generating cash from operations, financings, research and development collaborations, international alliances and marketing partnerships which we are continuing to evaluate.

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

     Net cash used in operating activities was $12.3 million and $12.1 million for the six months ended June 30, 2002 and 2001, respectively. Cash used in operating activities primarily relates to operating losses as discussed above.

     Net cash provided by investing activities was $6.8 million and $3.7 million for the six months ended June 30, 2002 and 2001, respectively. The increase in cash provided by investing activities resulted primarily from maturities and sales of short-term investments, a partial receipt for the lease assignment of excess facilities of $2.5 million and a tenant improvement reimbursement of $1.3 million, partially offset by purchases of short-term investments and capital expenditures. We are contractually entitled to an additional $2.0 million in the second half of 2002 relating to the lease assignment of excess facilities.

     Net cash provided by financing activities was $8.6 million and $2.0 million for the six months ended June 30, 2002 and 2001, respectively. The increase in 2002 is due primarily to the sale of Series B Preferred Stock in March 2002.

     We currently lease two buildings with approximately 65,000 square feet of laboratory and office space in South San Francisco, California. Leases on our facilities expire in the years 2004 and 2011 and provide us with options to extend the terms.

     In June 2002, we assigned a lease of excess laboratory and office space and transferred ownership through the sale of related leasehold improvements and equipment to a third party. Upon execution of the lease assignment, we received $3.0 million and recorded $2.0 million in lease assignment receivable, which is scheduled to be received in the second half of 2002. In addition, we subleased approximately 14,000 square feet of the office space for a term of 16 months with an option to extend for an additional three months. The net gain resulting from the lease assignment of $0.3 million is included in other long-term liabilities and will be recognized as other income over the sublease term.

     In July 2001, we sublet approximately 12,000 square feet of one of our existing facilities to a third party for a term of 18 months with an option to extend for an additional six months. The rental income generated from this sublease is expected to be $0.6 million in 2002, and will be recorded as a partial offset to rental expense.

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

WE EXPECT TO INCUR FUTURE OPERATING LOSSES AND MAY NOT ACHIEVE PROFITABILITY AS SOON AS EXPECTED, WHICH MAY CAUSE OUR STOCK PRICE TO FALL.

     We have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses. We experienced net losses applicable to common stockholders of approximately $28.8 million, $38.9 million and $20.2 million in 2001, 2000 and 1999, respectively. As of June 30, 2002, we had an accumulated deficit of approximately $90.6 million. We expect to continue to incur substantial operating losses primarily as a result of expected increases in expenses for:

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

     We anticipate that our existing capital resources will enable us to maintain currently planned operations through December 31, 2002. However, we may need additional funding sooner than that. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our stockholders. To the extent operating and capital resources are insufficient to meet future requirements, including cash dividend payments that we must make to the holders of our Series B Convertible Preferred Stock, we will have to raise additional funds to continue the development and commercialization of our technologies. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or collaboration agreements on unattractive terms.

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

IF WE ARE UNABLE TO EXPAND OUR SALES AND MARKETING CAPABILITIES, WE MAY NOT BE ABLE TO EFFECTIVELY COMMERCIALIZE OUR PRODUCTS.

     We currently have 23 sales people and limited marketing resources. In order to commercialize our products effectively and to expand into additional markets, we must expand our sales and marketing capabilities or arrange with a third party to perform these services. We are currently taking steps in this direction, but we may not be able to do this successfully. If we enter into co-promotion or other marketing arrangements, our share of product revenues is likely to be lower than if we directly marketed and sold our products through our own sales force. If we fail to effectively commercialize our products our revenue will be reduced.

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

OUR STOCKHOLDERS COULD EXPERIENCE SUBSTANTIAL DILUTION AS A RESULT OF THE ISSUANCE OF OUR TWO SERIES OF PREFERRED STOCK AND THE RELATED WARRANTS.

     We sold 1,625 shares of Series A Preferred Stock in a private placement in 2001, initially convertible into approximately 6,372,561 shares of common stock. 975 of such shares had been converted as of August 7, 2002. We sold 1,005 shares of Series B Preferred Stock in a private placement in March 2002. Ten of such shares had been converted as of August 7, 2002 so that the 995 shares remaining outstanding as of such date are now convertible into approximately 4,364,035 shares of common stock. The issuance of the Series B Preferred Stock resulted in an adjustment to the conversion price, due to the provisions described in the following paragraph, of the Series A Preferred Stock so that the 650 shares of Series A Preferred Stock remaining outstanding as of such date are now convertible into approximately 2,850,877 shares of common stock (not including the conversion of accrued but unpaid dividends). The issuance of the Series B Preferred Stock also resulted in an adjustment to the exercise price and number of shares subject to the warrants granted in connection with the Series A Preferred Stock issuance, which were as of August 7, 2002 exercisable for approximately 3,919,970 common shares at $2.28 per share. The warrants granted in connection with the sale of Series B Preferred Stock were as of August 7, 2002 exercisable for 2,841,214 shares of common stock, at an exercise price of $2.508 per share. Together, the common shares reserved for issuance upon conversion of the Series A Preferred Stock and Series B Preferred Stock, and upon exercise of the warrants referenced above, represent approximately 13,976,096 shares of common stock, or 56.6% of the outstanding shares of our common stock at August 7, 2002, issuable for an approximate effective price of $2.33 per share.

     Common stockholders have already experienced dilution as some of the holders of Series A Preferred Stock converted their shares to common stock. The potential for additional dilution increased further as a result of the private placement of Series B Preferred Stock and the issuance of warrants at the same time, which also caused an adjustment to the number of shares issuable to holders of Series A Preferred Stock and warrants they hold. Moreover, the number of shares of common stock that we may be required to issue upon conversion of the Series A Preferred Stock, and exercise of the warrants granted to holders of Series A Preferred Stock in connection with the issuance thereof, or otherwise in connection with those securities, can increase substantially in several events, including if:

•	We issue shares of stock for less than the conversion price of the Series A Preferred Stock ($2.28 as of August 7, 2002) or the exercise price of the warrants issued in connection with the issuance of the Series A Preferred Stock ($2.28 as of August 7, 2002), which could be more likely given that this sort of adjustment has already occurred, our stock price has been below $2.28, the historical volatility of our stock price and the recent volatility of stocks of companies in our industry and of the stock market in general

•	We fail to have sufficient shares of common stock reserved to satisfy conversions, exercises and other issuances

•	We fail to honor requests for conversion, or notify any holder of Series A Preferred Stock of our intention not to honor requests for conversion

•	We fail to grant shares upon exercise of the warrants

     We may also be required to issue shares of common stock without additional consideration in the event that we fail to redeem any shares of Series A Preferred Stock when required. We are also obligated to issue additional shares of common stock every six months to the holders of the Series A Preferred Stock, which constitute preferred stock dividends as required by the terms of the Series A Preferred Stock. These issuances currently equal about 132 shares of common stock for every share of Series A Preferred Stock outstanding at the time the issuance is made. The number of shares we must issue increases every six months, starting with the fourth such issuance, by 44 shares of common stock for each share of Series A Preferred Stock, up to a maximum of 307 shares of common stock for every share of Series A Preferred Stock. (All of the previous share totals are based upon an assumed stock price of $2.28, but the actual number of shares will be based upon our stock price from time to time as of the payment dates.) In January 2002, we issued 72,884 shares of common stock to holders of Series A Preferred Stock sold on July 2, 2001 as the first dividend payment on those shares. In March 2002, we issued 83,664 shares of common stock to holders of Series A Preferred Stock sold on September 27, 2001 as the first dividend payment on those shares. In July 2002, we issued 29,164 shares of our common stock to the holders of Series A Preferred Stock sold on July 2, 2001, as the second dividend payment on these shares. If the 650 shares of the Series A Preferred Stock outstanding as of August 7, 2002 remain outstanding for five years following such date, we will issue as preferred stock dividends, an additional 1,643,158 shares of common stock (again based on an assumed stock price of $2.28), or 6.5% of the shares of common stock outstanding as of August 7, 2002. We do not receive payment or other consideration for these issuances.

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

     Our revenues to date and for the foreseeable future consist largely of sales of our PhenoSense products. Sales to our largest two customers, Quest Laboratories and Hoffmann-La Roche Ltd. accounted for approximately 15% and 14%, respectively, of our total revenues for the year ended December 31, 2001. Unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future purchases, from these and our other large customers.

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

     In addition, should the market price of our common stock fall below $1.00 per share for an extended period, we risk having our shares delisted from the Nasdaq National Market, which would have an adverse effect on our business and may trigger the redemption features described under “We May Be Obligated To Redeem Our Series A and Series B Redeemable Convertible Preferred Stock At A Premium To The Purchase Price.”

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

     (a)  None.

     (b)  None.

     (c)  Recent Sales of Unregistered Securities

In April 2002, we issued 1,519,598 shares of our common stock to five holders of our Series A Preferred Stock upon such holders’ conversion of certain shares of Series A Preferred Stock held by such holders. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

In June 2002, we issued 43,858 shares of our common stock to two holders of our Series B Preferred Stock upon such holders’ conversion of certain shares of Series B Preferred Stock held by such holders. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

In July 2002, we issued 29,164 shares of our common stock with a market value of $80,000 as of the date of such issuance as a dividend on the outstanding shares of the second closing of Series A Preferred Stock. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

     (d)  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     We held our Annual Stockholders Meeting on May 16, 2002, and four matters were voted upon. A description of each matter and tabulation of votes are as follows:

     1. The following nominees were elected as directors to hold office until the 2005 Annual Stockholder Meeting or until their successors are elected and qualified:

Nominee	Votes For	Votes Against

Edmon R. Jennings	16,681,555	1,027,803
Cristina H. Kepner	16,709,733	999,625

     2. The appointment of Ernst & Young LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2002 was ratified.

     The voting for the proposal was as follows:

For	17,279,681
Against	422,589
Abstain	7,088

     3. The Company’s 2000 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 500,000 shares was approved:

For	10,498,403
Against	1,055,730
Abstain	10,557

     4. The Company’s 2000 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 2,000,000 shares was approved:

For	8,492,128
Against	2,962,053
Abstain	110,509

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER	CAPTION

10.1	Equipment Lease, dated as of April 21, 2002, by and between ViroLogic and Citicapital.
10.2	Sublease, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.
10.3	Sublease Termination Agreement, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.
99.1	Sarbanes-Oakley Certification

     (b)  None.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on August 12, 2002.

By:	/s/ William D. Young

William D. Young Chief Executive Officer (Principal Executive Officer)

By:	/s/ Karen J. Wilson

Karen J. Wilson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS INDEX

EXHIBIT
NUMBER	CAPTION

10.1	Equipment Lease, dated as of April 21, 2002, by and between ViroLogic and Citicapital.
10.2	Sublease, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.
10.3	Sublease Termination Agreement, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.
99.1	Sarbanes-Oakley Certification