Form 10-Q
period 2002-09-30
VIROLOGIC INC
filed 2002-11-15
CIK 1094961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

270 EAST GRAND AVENUE
SOUTH SAN FRANCISCO, CA 94080
(FORMER ADDRESS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     As of November 14, 2002 there were 24,812,946 shares of the registrant’s common stock outstanding.

VIROLOGIC, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

VIROLOGIC, INC.
CONDENSED BALANCE SHEETS
(IN THOUSANDS)

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,045	$1,399
Short-term investments	2,413	7,563
Accounts receivable, net of allowance for doubtful accounts of $965 and $588 in 2002 and 2001, respectively	3,739	4,562
Lease assignment receivable	1,000	—
Prepaid expenses	1,361	1,464
Tenant improvement reimbursement	—	1,286
Inventory	1,193	956
Restricted cash	150	100
Other current assets	325	385

Total current assets	13,226	17,715
Property and equipment, net	11,710	18,381
Restricted cash	557	900
Other assets	741	855

Total assets	$26,234	$37,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,615	$2,304
Accrued compensation	1,412	2,036
Accrued liabilities	1,693	2,386
Advance from subtenant	—	1,300
Deferred revenue	577	314
Current portion of capital lease obligations	1,129	977
Current portion of loans payable	412	890

Total current liabilities	6,838	10,207
Long-term portion of capital lease obligations	673	1,341
Long-term portion of loans payable	—	174
Long-term advance from subtenant	—	975
Other long-term liabilities	351	455
Redeemable convertible preferred stock	12,098	11,228
Commitments
Stockholders’ equity:
Common stock	25	21
Additional paid-in capital	102,699	93,226
Deferred compensation	(297)	(875)
Accumulated other comprehensive income	26	94
Accumulated deficit	(96,179)	(78,995)

Total stockholders’ equity	6,274	13,471

Total liabilities and stockholders’ equity	$26,234	$37,851

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

Revenue:
Product revenue	$5,672	$4,283	$17,595	$11,922
NIH grant revenue	255	120	697	338

Total revenue	5,927	4,403	18,292	12,260
Operating costs and expenses:
Cost of product revenue	3,463	2,760	10,649	8,172
Research and development	2,469	3,106	8,286	8,750
General and administrative	2,279	2,851	7,661	8,423
Sales and marketing	3,333	2,354	9,181	7,026

Total operating costs and expenses	11,544	11,071	35,777	32,371

Operating loss	(5,617)	(6,668)	(17,485)	(20,111)
Interest income	54	223	252	980
Interest expense	(75)	(111)	(246)	(323)
Other income	52	—	295	—

Net loss	(5,586)	(6,556)	(17,184)	(19,454)
Deemed dividend to preferred stockholders	—	(2,269)	(2,860)	(2,269)
Preferred stock dividend	(249)	(103)	(715)	(103)

Net loss applicable to common stockholders	$(5,835)	$(8,928)	$(20,759)	$(21,826)

Basic and diluted net loss per common share	$(0.24)	$(0.45)	$(0.89)	$(1.09)

Weighted-average shares used in computing basic and diluted net loss per common share	24,695	20,033	23,449	19,956

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

OPERATING ACTIVITIES
Net loss	$(17,184)	$(19,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,852	2,311
Non-cash stock-based compensation	793	1,478
Allowance for doubtful accounts	377	248
Amortization of subtenant advance	(327)	—
Amortization of deferred gain	(68)	—
Gain on short-term investments	(51)	(187)
Changes in assets and liabilities:
Accounts receivable	446	(987)
Prepaid expenses	103	(671)
Inventory	(237)	(374)
Other current assets	(157)	142
Accounts payable	(689)	136
Accrued compensation	(624)	689
Accrued liabilities	(1,107)	(981)
Deferred revenue	263	205
Other long-term liabilities	(24)	(21)

Net cash used in operating activities	(15,634)	(17,466)
INVESTING ACTIVITIES
Purchases of short-term investments	(7,456)	(6,561)
Maturities and sales of short-term investments	12,589	10,120
Restricted cash	293	429
Capital expenditures	(1,227)	(5,122)
Lease assignment	3,213	—
Tenant improvement reimbursement	1,286	—
Advance from subtenant	—	2,600
Other assets	55	(305)

Net cash provided by investing activities	8,753	1,161
FINANCING ACTIVITIES
Principal payments on loans payable	(875)	(1,096)
Principal payments on capital lease obligations	(748)	(378)
Net proceeds from issuance of common stock	309	427
Net proceeds from issuance of preferred stock	9,841	14,918

Net cash provided by financing activities	8,527	13,871

Net increase (decrease) in cash and cash equivalents	1,646	(2,434)
Cash and cash equivalents at beginning of period	1,399	12,623

Cash and cash equivalents at end of period	$3,045	$10,189

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other future operating periods. The condensed balance sheet as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the audited financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2001.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

     Revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payor programs, including Medicare. Billings for services under third-party payor programs are included in revenues net of an allowance for contractual discounts and an allowance for differences between the amounts billed and estimated payment amounts. We estimate these allowances based on historical payment information and current sales data. If the government and other third-party payors significantly change their reimbursement policies or the relative mix of third-party payors changes, an adjustment to the allowance may be necessary. Revenue generated from our database of resistance test results is recognized when earned under the terms of the related agreements, generally at the shipment of the requested reports. National Institutes of Health (“NIH”) grant revenue is recorded on a reimbursement basis as grant costs are incurred. Costs associated with NIH grant revenue are included in research and development expenses. Deferred revenue relates to cash received in advance of delivery of test results.

Inventory

     Inventory is stated at the lower of standard cost, which approximates actual cost, or market. Inventory consists of the following (in thousands):

	September 30,	December 31,
	2002	2001

Raw materials	$787	$663
Work in process	406	293

Total	$1,193	$956

Reclassification

     Certain reclassifications of prior period amounts have been made to conform with the current period presentation.

Recent Accounting Pronouncements

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The provisions SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company’s results of operations or financial position.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS 4 “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that Statement, SFAS 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 also rescinds SFAS 44 “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 amends SFAS 13 “Accounting for Leases” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 is not expected to have a material effect on the Company’s results of operations or financial position.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss	$(5,586)	$(6,556)	$(17,184)	$(19,454)
Changes in unrealized gain (loss) on securities available-for-sale, net of tax	3	37	(68)	(53)

Comprehensive loss	$(5,583)	$(6,519)	$(17,252)	$(19,507)

3.	NET LOSS PER SHARE

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

     A reconciliation of shares used in the calculations is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss applicable to common stockholders	$(5,835)	$(8,928)	$(20,759)	$(21,826)

Weighted-average shares of common stock outstanding	24,695	20,036	23,449	19,964
Less: weighted-average shares subject to repurchase	—	(3)	—	(8)

Weighted-average shares used in basic and diluted net loss per common share	24,695	20,033	23,449	19,956

Basic and diluted net loss per common share	$(0.24)	$(0.45)	$(0.89)	$(1.09)

4.	PREFERRED STOCK

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

     The Series B Preferred Stock bears an initial 6% annual premium rate which increases to an 8% annual rate on the third payment, then increases by 2 percentage points every six months thereafter up to a maximum annual rate of 14%. This premium is paid as a cash dividend semi-annually. The holders of Series B Preferred Stock may elect to convert their shares into common stock at any time. The warrants issued in connection with the issuance of the Series B Preferred Stock are exercisable at any time following the date six months and one day from their issuance. Of the 1,005 shares issued in the financing, 995 shares remain outstanding as of November 14, 2002, and the others were converted into an aggregate of 43,858 shares of our common stock. The Company may, at its option, convert the Series B Preferred Stock into common stock at any time after the date 270 days following the effectiveness of the registration statement covering the Series B Preferred Stock, but only if the Company’s stock price exceeds $4.56 for 20 consecutive trading days. The Company may also, at its option, convert the Series B Preferred Stock into common stock upon a sale of common stock in a firm commitment underwritten offering to the public if the public offering price exceeds $4.56 and the aggregate gross proceeds exceed $40 million and the registration statement referenced above is effective.

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

     The Series A Preferred Stock bears an initial 6% annual premium rate which increases to an 8% annual rate on the fourth such payment, then increases by 2 percentage points every six months up to a maximum annual rate of 14%. This premium is paid as a stock dividend semi-annually. The holders of Series A Preferred Stock may elect to convert their shares into the Company’s common stock at any time, just as they may choose to exercise their warrants at any time. Of the 1,625 shares issued in the financing, 650 shares remain outstanding as of November 14, 2002, and the others were converted into an aggregate of 4,031,562 shares of our common stock. The Company may, at its option, convert the Series A Preferred Stock into common stock at any time after June 21, 2002 for Series A Preferred Stock issued at the first closing and after July 9, 2002 for Series A Preferred Stock issued at the second closing, but only if its stock price exceeds $5.10 for 20 consecutive trading days. The Company may also, at its option, convert the Series A Preferred Stock into common stock upon a sale of common stock in a firm commitment underwritten offering to the public if the public offering price exceeds $5.10, the aggregate gross proceeds exceed $40 million and the registration statements referenced above are effective.

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

     In June 2002, the Company assigned a lease of excess laboratory and office space and transferred ownership through the sale of related leasehold improvements and equipment to a third party. Upon execution of the lease assignment, the Company received $3.0 million in cash and recorded $2.0 million as a lease assignment receivable. The Company received $1.0 million in September 2002 and another $1.0 million is scheduled to be received in the fourth quarter of 2002. The net gain resulting from the lease assignment of $0.3 million is included in accrued liabilities and other long-term liabilities and is recognized as other income over the sublease term. In addition, the Company subleased approximately 14,000 square feet of the office space for a term of 16 months with an option to extend for an additional three months.

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

OVERVIEW

     ViroLogic, Inc. (“ViroLogic” or the “Company”) is a biotechnology company developing, marketing and selling innovative products to guide and improve treatment of viral diseases. We incorporated in the state of Delaware in 1995 and commenced commercial operations in 1999. We developed a practical way of directly measuring the impact of genetic mutations on drug resistance and using this information to guide therapy. We have proprietary technology, called PhenoSense, for testing drug resistance in viruses that cause serious viral diseases such as HIV/AIDS, hepatitis B and hepatitis C. Our first product, PhenoSense HIV, is a test that directly and quantitatively measures resistance of a patient’s HIV to anti-viral drugs. Our second product, GeneSeq HIV examines and evaluates the genetic sequences of a patient’s HIV. Our third product, PhenoSense GT combines PhenoSense HIV and GeneSeq HIV into one test on an integrated report to provide the most comprehensive drug resistance information available to assist physicians in selecting optimal treatments for their patients. Our fourth product, PhenoScreen, provides high-throughput screening for potential clinical drug candidates for pharmaceutical customers. In addition, we perform resistance testing and research for industry, academia and government for clinical studies, drug screening/characterization and basic research. We are also developing resistance testing products for serious viral diseases other than HIV. In addition, we are collecting resistance test results and related clinical data in a database that we use to assist our pharmaceutical customers in drug marketing and drug development. This database may be made available to physicians for use in therapy guidance in the future. Our other products, products in development and planned products, which, if completed, might be stand-alone product offerings or incorporated into our existing offerings, include: (i) PhenoSense HBV and GeneSeq HBV, for hepatitis B; (ii) PhenoSense HCV and GeneSeq HCV, for hepatitis C; (iii) an entry assay to measure HIV resistance to entry inhibitors; (iv) an entry assay to assist in the development of HIV vaccines; and (v) a test to measure viral fitness, which is a measure of a virus’ ability to reproduce and infect new cells.

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On March 22, 2002, we entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 1,005 shares of Series B redeemable convertible preferred stock (“Series B Preferred Stock”) with warrants to purchase an aggregate of 2.2 million shares of common stock, for an aggregate purchase price of $10.05 million. The transaction closed on March 25, 2002. In connection with this financing, we also had to grant warrants to purchase an aggregate of 637,261 shares of common stock to holders of Series A redeemable convertible preferred stock (“Series A Preferred Stock”) as a payment in order to secure their consent and waiver concerning the financing and the resulting impact on the Series A Preferred Stock. The rights, preferences and privileges of the Series B Preferred Stock are set forth in the Certificate of Designations, Preferences and Rights of the Series B Preferred Stock filed with the Delaware Secretary of State, and are in many ways similar to the terms of the Series A Preferred Stock. The warrants are subject to the terms and conditions of the stock purchase warrants issued by us and evidencing the warrants. We filed a registration statement with the Securities and Exchange Commission on April 24, 2002 covering the resale of the shares of our common stock issuable upon conversion of the Series B Preferred Stock, and issuable upon exercise of the warrants issued to the holders of Series A Preferred Stock and Series B Preferred Stock in connection with the financing, as well as additional shares of common stock, which in total is 8.7 million shares of common stock. The registration statement was declared effective April 29, 2002. Of the 1,005 shares issued in the financing, 995 shares remain outstanding as of November 14, 2002, and the others were converted into an aggregate of 43,858 shares of our common stock.

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

SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On June 29, 2001, we entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 1,625 shares of Series A Preferred Stock with warrants to purchase an aggregate of 3.2 million shares of common stock, for an aggregate purchase price of $16.25 million. The securities purchase agreement contemplated two closings, each for a portion of the Series A Preferred Stock and the warrants. The first closing occurred on July 2, 2001, and we received gross proceeds of $6.65 million. The second and final closing occurred on September 27, 2001, and we received gross proceeds of $9.6 million. The rights, preferences and privileges of the Series A Preferred Stock are set forth in the Certificate of Designations, Preferences and Rights filed with the Delaware Secretary of State. The warrants are subject to the terms and conditions of the stock purchase warrant issued by us and evidencing the warrants. We filed registration statements with the Securities and Exchange Commission, following each closing covering the resale of the shares of our common stock issuable upon conversion of the Series A Preferred Stock, issuable upon exercise of the warrants and that may become issuable pursuant to the respective rights, preferences and privileges of the Series A Preferred Stock and warrants. The registration statement for the first closing was effective September 24, 2001 and the registration statement for the second closing, which superceded the registration statement for the first closing and covers the Series A Preferred Stock and warrants issued in each closing, was effective October 12, 2001. Of the 1,625 shares issued in the financing, 650 shares remain outstanding as of November 14, 2002, and the others were converted into an aggregate of 4,031,562 shares of our common stock.

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

Revenue Recognition

     Revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payor programs, including Medicare. Billings for services under third-party payor programs are included in revenues net of an allowance for contractual discounts and an allowance for differences between the amounts billed and estimated payment amounts. We estimate these allowances based on historical payment information and current sales data. If the government and other third-party payors significantly change their reimbursement policies or the relative mix of third-party payors changes, an adjustment to the allowance may be necessary. Revenue generated from our database of resistance test results is recognized when earned under the terms of the related agreements, generally at the shipment of the requested reports. National Institutes of Health (“NIH”) grant revenue is recorded on a reimbursement basis as grant costs are incurred. Costs associated with NIH grant revenue are included in research and development expenses. Deferred revenue relates to cash received in advance of delivery of test results.

Billing

     Our net accounts receivable balance is determined after deductions for contractual adjustments and an allowance for doubtful accounts, which primarily is based on the aging of the accounts and historical collection experience.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2002 and 2001

     Revenue. Revenue was $5.9 million and $18.3 million for the three and nine months ended September 30, 2002, compared to $4.4 million and $12.3 million for the corresponding periods in 2001. The increase was primarily attributable to greater sales of PhenoSense HIV, GeneSeq HIV and PhenoSense GT. In addition, we received NIH research grant funds to develop new technologies to measure HIV resistance to entry inhibitors and viral replication capacity or “fitness.” We believe increased demand for existing products and new product launches will be the primary factors contributing to an increased level of sales in 2002 as compared to 2001.

     Cost of product revenue. Cost of product revenue was $3.5 million and $10.6 million for the three and nine months ended September 30, 2002, compared to $2.8 million and $8.2 million for the corresponding periods in 2001. The increase was due to the higher volume of testing and continued expansion of our clinical laboratory activities. Included in these costs are materials, supplies, labor and overhead related to the tests. Gross margins increased to 39% for the three and nine months ended September 30, 2002, compared to 36% and 31% for the corresponding periods in 2001. The increase is primarily due to improved operational efficiency and economies of scale. We anticipate that the total cost of product revenue will increase as we increase the volume of our testing, partially offset by the anticipated benefits of our continued focus on implementing cost reduction measures. We expect future cost of product revenue to increase but at a lower growth rate than the anticipated revenue growth rate.

     Research and development. Research and development expenses were $2.5 million and $8.3 million for the three and nine months ended September 30, 2002, compared to $3.1 million and $8.8 million for the corresponding periods in 2001. The decrease was primarily the result of a reduction in clinical research activity. Costs associated with NIH grant revenue is included in research and development expenses. In the fourth quarter of 2002, we expect research and development spending to decrease due to the anticipated benefits of our continued focus on implementing cost reduction measures. We expect future research and development expenses to trend with the level of NIH grants and other research and development cost reimbursement arrangements under contract.

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

     The following summarizes our products and products in development:

Estimated Completion

PhenoSense HIV, a phenotypic HIV test
Pharmaceutical and patient testing	Completed
GeneSeq HIV, a genotypic HIV test
Pharmaceutical and patient testing	Completed
PhenoSense GT, a combination phenotype/genotype HIV test
Patient testing	Completed
PhenoScreen, a high-throughput screening assay
Pharmaceutical testing	Completed
Replication Capacity HIV, a measurement of fitness (1)
Pharmaceutical testing	Completed
Patient testing	Completed
Entry Assay HIV, an entry inhibitor assay(2)
Pharmaceutical testing	Completed
Patient testing(3)	2003
Vaccine Entry HIV, an entry neutralization assay
Pharmaceutical testing	Completed
PhenoSense HBV, a phenotypic hepatitis B test
Pharmaceutical testing	2004
Patient testing(3)	2004
GeneSeq HBV, a genotypic hepatitis B test
Pharmaceutical testing	Completed
Patient testing(3)	2004
PhenoSense HCV, a phenotypic hepatitis C test
Pharmaceutical testing	2003
Patient testing(3)	2005

(1)	Currently offered free of charge on Phenotypic reports, in the future may be offered as a stand-alone product.

(2)	This test may be incorporated into one of our existing products or possibly offered as a stand-alone product.

(3)	This test is expected to be offered after pharmaceutical drugs are available for patient use.

     General and administrative. General and administrative expenses were $2.3 million and $7.7 million for the three and nine months ended September 30, 2002, compared to $2.9 million and $8.4 million for the corresponding periods in 2001. The decrease was primarily due to a reduction in noncash compensation expenses related to granting stock and options prior to our initial public offering. In the fourth quarter of 2002, general and administrative expenses will decrease due to the anticipated benefits of our continued focus on implementing cost reduction measures. We expect future general and administrative expenses to increase, but at a substantially lower growth rate than the anticipated revenue growth rate due to continued leveraging of existing infrastructure.

     Sales and marketing. Sales and marketing expenses were $3.3 million and $9.2 million for the three and nine months ended September 30, 2002, compared to $2.4 million and $7.0 million for the corresponding periods in 2001. This increase was primarily attributable to the expansion of our sales force and increased marketing programs related to the commercialization of our existing and new products, including PhenoSense GT. In the fourth quarter of 2002, we expect sales and marketing expenses to decrease due to the anticipated benefits of our continued focus on implementing cost reduction measures. We expect future sales and marketing expenses to increase, but at a lower growth rate than the anticipated revenue growth rate.

     Interest income. Interest income was $54,000 and $252,000 for the three and nine months ended September 30, 2002, compared to $223,000 and $980,000 for the corresponding periods in 2001. This decrease was primarily due to lower average cash balances resulting from expenditures made to support growth in company operations and lower interest rates.

     Interest expense. Interest expense was $75,000 and $246,000 for the three and nine months ended September 30, 2002, compared to $111,000 and $323,000 for the corresponding periods in 2001. This decrease was due to the payoff of several equipment loans which ended.

     Other income. Other income was $52,000 and $295,000 for the three and nine months ended September 30, 2002, representing residual income from our subleases. For further discussion, see Liquidity and Capital Resources below.

     Deemed dividend. In the first quarter of 2002, we sold 1,005 shares of Series B Preferred Stock with warrants to purchase an aggregate of 2.2 million shares of common stock, for an aggregate purchase price of $10.05 million. In connection with this financing, the Company also had to grant warrants to purchase an aggregate of 637,261 shares of common stock to holders of Series A Preferred Stock as a payment in order to secure their consent and waiver concerning the financing and the resulting impact on the Series A Preferred Stock. We determined that the issuance of the Series B Preferred Stock resulted in a beneficial conversion feature of approximately $2.9 million in the first quarter of 2002. We recorded a similar deemed dividend of $2.3 million, in the third quarter of 2001, relating to the beneficial conversion feature of the Series A Preferred Stock. The beneficial conversion features were calculated in accordance with Emerging Issues Task Force Consensus No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features” and Emerging Issues Task Force Consensus No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” The beneficial conversion features were reflected as deemed dividends in the Statement of Operations of $2.9 million and $2.3 million in the first quarter of 2002 and third quarter of 2001, respectively, and are included in stockholders’ equity as offsetting charges and credits to additional paid-in capital.

     Preferred stock dividend. The Series A Preferred Stock and Series B Preferred Stock issued in 2001 and 2002, respectively, bear an initial 6% annual dividend rate, payable twice a year as a dividend, which increases to an 8% annual rate on the fourth such payment for the Series A Preferred Stock, and third such payment for the Series B Preferred Stock, and then increases by 2 percentage points every six months thereafter up to a maximum annual rate of 14%. The Series A Preferred Stock dividend is payable in shares of common stock and the Series B Preferred Stock dividend is payable in cash. In the Statement of Operations relating to Series A and Series B Preferred Stock, we recorded dividends of $249,000 and $715,000 for the three and nine months ended September 30, 2002, compared to $103,000 for the corresponding periods in 2001.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The provisions SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company’s results of operations or financial position.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS 4 “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that Statement, SFAS 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 also rescinds SFAS 44 “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 amends SFAS 13 “Accounting for Leases” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 is not expected to have a material effect on the Company’s results of operations or financial position.

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

LIQUIDITY AND CAPITAL RESOURCES

     We expect our available cash and short-term investments of $5.5 million at September 30, 2002, funds provided by the sale of our products, grant revenue, borrowing under equipment financing arrangements and cash flows generated from a lease assignment of excess facilities will be adequate to fund our operations through December 2002, assuming revenues reach projected levels and cost containment measures are effective.

         We will be required to raise additional capital through debt or equity financings to fund working capital and operations beyond December 2002. We are currently in discussions with third parties regarding a potential financing. This financing currently is expected to include the sale of convertible preferred stock and common stock warrants, and require the simultaneous conversion of a portion of our outstanding preferred stock into short-term convertible debt which, subject to the approval of our stockholders, would automatically convert into the new preferred stock. However, we cannot guarantee that additional financing, in any form, will be available at all, or on terms acceptable to us. Our ability to raise additional capital also may be dependent upon our common stock being quoted on the Nasdaq Stock Market. In addition, the sale of equity or equity related securities likely would result in substantial additional dilution to our stockholders. In the event financing is not available in the time frame required, we will be forced to reduce our operating expenses, curtail sales and marketing activities, reschedule research and development projects or delay, scale back or eliminate some or all of our activities. Further, we might be required to sell certain of our assets or obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize ourselves. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could adversely affect our long-term business. If we are unable to obtain additional funding there is substantial doubt about our ability to continue as a going concern.

     We have funded our operations since inception primarily through public and private sales of common and preferred stock, equipment financing arrangements and product sales. We may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.

     Net cash used in operating activities was $15.6 million and $17.5 million for the nine months ended September 30, 2002 and 2001, respectively. Cash used in operating activities primarily relates to operating losses as discussed above.

     Net cash provided by investing activities was $8.8 million and $1.2 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in cash provided by investing activities resulted primarily from maturities and sales of short-term investments, a partial receipt for the lease assignment of excess facilities of $3.2 million and a tenant improvement reimbursement of $1.3 million, partially offset by purchases of short-term investments and capital expenditures. We are contractually entitled to an additional $1.0 million in the fourth quarter of 2002 relating to the lease assignment of excess facilities.

     Net cash provided by financing activities was $8.5 million and $13.9 million for the nine months ended September 30, 2002 and 2001, respectively. The net cash provided in 2002 is due primarily to the sale of Series B Preferred Stock in March 2002. The net cash provided in 2001 is due primarily to the sale of Series A Preferred Stock in the second half of 2001.

     We currently lease two buildings with approximately 65,000 square feet of laboratory and office space in South San Francisco, California. Leases on our facilities expire in the years 2004 and 2011 and provide us with options to extend the terms.

     In June 2002, we assigned a lease of excess laboratory and office space and transferred ownership through the sale of related leasehold improvements and equipment to a third party. Upon execution of the lease assignment, we received $3.0 million and recorded $2.0 million in lease assignment receivable. We received $1.0 million in September 2002 and are scheduled to receive another $1.0 million in the fourth quarter of 2002. The net gain resulting from the lease assignment of $0.3 million is included in accrued liabilities and other long-term liabilities and is recognized as other income over the sublease term. In addition, we currently sublease approximately 14,000 square feet of this office space for a term of 16 months with an option to extend for an additional three months.

     In July 2001, we sublet approximately 12,000 square feet of one of our existing facilities to a third party for a term of 18 months with an option to extend for an additional six months. The rental income generated from this sublease is expected to be $0.6 million in 2002, and is recorded as a partial offset to rental expense.

     As of September 30, 2002, our contractual obligations for the next five years and thereafter, excluding sublease rental income, are generally described as follows:

	Payments Due By Period

	Less Than			After
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total

	(In thousands)
Operating leases	$2,802	$5,338	$4,908	$8,838	$21,886
Equipment loans	425	—	—	—	425
Capital leases	1,269	708	—	—	1,977
Materials and service contracts	930	—	—	—	930

Total contractual obligations	$5,426	$6,046	$4,908	$8,838	$25,218

         The Series B Preferred Stock bears an initial 6% annual dividend rate, payable semi-annually in cash, which increases to an 8% annual rate after 18 months, then increases by 2% every six months up to a maximum of 14%. If the currently outstanding 995 shares of our Series B Preferred Stock were to remain outstanding, we would be obligated to pay cash dividends of $0.6 million per year at the initial 6% rate increasing to a maximum of $1.4 million per year at the rate of 14%.

     The contractual obligations discussed above are fixed costs. Included in operating leases is a lease assignment to a third party executed in June 2002 since we are contractually obligated in the event of their default. If we are unable to generate sufficient cash from operations to meet these contractual obligations, we may have to raise additional funds. These funds may not be available on favorable terms or at all.

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

WE CURRENTLY HAVE LIMITED CASH RESOURCES AND NEED ADDITIONAL FUNDING TO FINANCE OUR WORKING CAPITAL REQUIREMENTS BEYOND DECEMBER 2002.

         We currently require financing to fund our anticipated working capital requirement. We anticipate that our existing resources will not be sufficient to enable us to maintain our current and planned operations beyond December 2002. We are seeking additional funding. However, we cannot guarantee that additional financing, in any form, will be available at all, or on terms acceptable to us. Our ability to raise additional capital also may be dependent upon our common stock being quoted on the Nasdaq Stock Market. We cannot guarantee that we will be able to satisfy the criteria for continued listing on the Nasdaq Stock Market or any other market. If we sell equity or convertible debt securities to raise additional funds, our existing shareholders may incur substantial dilution and any shares so issued will likely have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common and preferred stock. In the event financing is not available in the time frame required, we will be forced to reduce our operating expenses, curtail sales and marketing activities, reschedule research and development projects or delay, scale back or eliminate some or all of our activities. Further, we might be required to sell certain of our assets or obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize ourselves. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could adversely affect our long-term business. If we are unable to obtain additional funding there is substantial doubt about our ability to continue as a going concern.

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

     The Series A Preferred Stock and Series B Preferred Stock are each redeemable by the holders of the respective series if our common stock is not tradable on the NYSE, the AMEX, the Nasdaq National Market or the Nasdaq SmallCap market for an aggregate of twenty trading days in any nine month period. Should the market price of our common stock fall below $1.00 per share for an extended period and/or our stockholders’ equity remain below $10 million, we risk having our shares delisted from the Nasdaq National Market, which may trigger this redemption feature. Because our current stockholders’ equity is less than $10 million, we believe we are currently not in compliance with the Nasdaq National Market’s continued listing requirements.

     The Series A Preferred Stock and Series B Preferred Stock are also redeemable by the holders of the respective series in any of the following situations:

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

WE EXPECT TO INCUR FUTURE OPERATING LOSSES AND MAY NOT ACHIEVE PROFITABILITY AS SOON AS EXPECTED, WHICH MAY CAUSE OUR STOCK PRICE TO FALL.

     We have experienced significant operating losses each year since our inception and expect to incur substantial additional operating losses. We experienced net losses applicable to common stockholders of approximately $28.8 million, $38.9 million and $20.2 million in 2001, 2000 and 1999, respectively. As of September 30, 2002, we had an accumulated deficit of approximately $96.2 million. We expect to continue to incur substantial operating losses primarily as a result of expected increases in expenses for:

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

OUR OPERATING RESULTS MAY BE ADVERSELY IMPACTED BY BILLING COMPLEXITIES ASSOCIATED WITH HEALTH CARE PAYORS.

     Billing for laboratory services is complex. Laboratories must bill various payors, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, all of whom have different requirements. Billing difficulties often result in bad debt expense. Most of the bad debt expense is the result of several noncredit related issues, primarily missing or incorrect billing information on requisitions. We perform the requested tests and report test results regardless of incorrect or missing billing information. We subsequently attempt to obtain any missing information and rectify incorrect billing information received from the healthcare provider. Missing or incorrect information on requisitions slows the billing process, creates backlogs of unbilled requisitions and generally increases the aging of accounts receivable. Among many other factors complicating billing are:

•	Pricing differences between the fee schedules and those of the payors

•	Disputes between payors as to which party is responsible for payment

•	Disparity in coverage among various payors

•	Difficulties of adherence to specific compliance requirements and procedures mandated by various payors.

Ultimately, if all issues are not resolved in a timely manner, the related receivables are charged to the allowance for doubtful accounts.

IF WE ARE UNABLE TO EFFECTIVELY UTILIZE OUR SALES AND MARKETING RESOURCES, WE MAY NOT BE ABLE TO EFFECTIVELY COMMERCIALIZE OUR PRODUCTS.

     We currently have 21 sales people and limited marketing resources. In order to commercialize our products effectively and to expand into additional markets, we must effectively utilize our sales and marketing capabilities or arrange with a third party to perform these services. We are currently taking steps in this direction, but we may not be able to do this successfully. If we enter into co-promotion or other marketing arrangements, our share of product revenues is likely to be lower than if we directly marketed and sold our products through our own sales force. If we fail to effectively commercialize our products our revenue will be reduced.

WE MAY EXPERIENCE ADVERSE RESULTS FROM THE IMPLEMENTATION OF OUR COST REDUCTION MEASURES

     We continue to remain focused on the implementation of cost reduction measures, and intend to implement a restructuring and cost reduction program designed to reduce the Company’s operating cost structure and reallocate resources to permit a greater focus on revenue maximizing activities. This restructuring plan could result in a temporary reduction in productivity by our employees, and could effect our ability to attract and maintain qualified personnel in the future. In addition, we do not have employment practices liability insurance to cover any potential claims by employees that may be terminated as a part of this restructuring.

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

OUR STOCKHOLDERS COULD EXPERIENCE SUBSTANTIAL DILUTION AS A RESULT OF THE ISSUANCE OF OUR TWO SERIES OF PREFERRED STOCK AND THE RELATED WARRANTS.

     We sold 1,625 shares of Series A Preferred Stock in a private placement in 2001, initially convertible into approximately 6,372,561 shares of common stock. 975 of such shares had been converted as of November 14, 2002. We sold 1,005 shares of Series B Preferred Stock in a private placement in March 2002. Ten of such shares had been converted as of November 14, 2002, so that the 995 shares remaining outstanding as of such date are now convertible into approximately 4,364,035 shares of common stock. The issuance of the Series B Preferred Stock resulted in an adjustment to the conversion price, due to the provisions described in the following paragraph, of the Series A Preferred Stock so that the 650 shares of Series A Preferred Stock remaining outstanding as of such date are now convertible into approximately 2,850,877 shares of common stock (not including the conversion of accrued but unpaid dividends). The issuance of the Series B Preferred Stock also resulted in an adjustment to the exercise price and number of shares subject to the warrants granted in connection with the Series A Preferred Stock issuance, which were as of November 14, 2002, exercisable for approximately 3,919,970 common shares at $2.28 per share. The warrants granted in connection with the sale of Series B Preferred Stock were as of November 14, 2002, exercisable for 2,841,214 shares of common stock, at an exercise price of $2.508 per share. Together, the common shares reserved for issuance upon conversion of the Series A Preferred Stock and Series B Preferred Stock, and upon exercise of the warrants referenced above, represent approximately 13,976,096 shares of common stock, or 56.3% of the outstanding shares of our common stock at November 14, 2002, issuable for an approximate effective price of $2.33 per share.

     Common stockholders have already experienced dilution as some of the holders of Series A Preferred Stock converted their shares to common stock. The potential for additional dilution increased further as a result of the private placement of Series B Preferred Stock and the issuance of warrants at the same time, which also caused an adjustment to the number of shares issuable to holders of Series A Preferred Stock and warrants they hold. Moreover, the number of shares of common stock that we may be required to issue upon conversion of the Series A Preferred Stock, and exercise of the warrants granted to holders of Series A Preferred Stock in connection with the issuance thereof, or otherwise in connection with those securities, can increase substantially in several events, including if:

•	We issue shares of stock for less than the conversion price of the Series A Preferred Stock ($2.28 as of November 14, 2002) or the exercise price of the warrants issued in connection with the issuance of the Series A Preferred Stock ($2.28 as of November 14, 2002), which is likely given our stock price has been below $2.28, the historical volatility of our stock price and the recent volatility of stocks of companies in our industry and of the stock market in general

•	We fail to have sufficient shares of common stock reserved to satisfy conversions, exercises and other issuances

•	We fail to honor requests for conversion, or notify any holder of Series A Preferred Stock of our intention not to honor requests for conversion

•	We fail to grant shares upon exercise of the warrants

     We may also be required to issue shares of common stock without additional consideration in the event that we fail to redeem any shares of Series A Preferred Stock when required. We are also obligated to issue additional shares of common stock every six months to the holders of the Series A Preferred Stock, which constitute preferred stock dividends as required by the terms of the Series A Preferred Stock. These issuances currently equal about 132 shares of common stock for every share of Series A Preferred Stock outstanding at the time the issuance is made. The number of shares we must issue increases every six months, starting with the fourth such issuance, by 44 shares of common stock for each share of Series A Preferred Stock, up to a maximum of 307 shares of common stock for every share of Series A Preferred Stock. (All of the previous share totals are based upon an assumed stock price of $2.28, but the actual number of shares will be based upon our stock price from time to time as of the payment dates.) In January 2002, we issued 72,884 shares of common stock to holders of Series A Preferred Stock sold on July 2, 2001 as the first dividend payment on those shares. In March 2002, we issued 83,664 shares of common stock to holders of Series A Preferred Stock sold on September 27, 2001 as the first dividend payment on those shares. In July 2002, we issued 29,164 shares of our common stock to the holders of Series A Preferred Stock sold on July 2, 2001, as the second dividend payment on these shares. In September 2002, we issued 123,034 shares of our common stock to the holders of Series A Preferred Stock sold on September 27, 2001 as the second dividend payment on those shares. If the 650 shares of the Series A Preferred Stock outstanding as of November 14, 2002 remain outstanding for five years following such date, we will issue as preferred stock dividends, an additional 1,824,561 shares of common stock (again based on an assumed stock price of $2.28), or 7.4% of the shares of common stock outstanding as of November 14, 2002. We do not receive payment or other consideration for these issuances.

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

     The commercial opportunity for our products will be reduced or eliminated if our competitors develop and market new testing products that are superior to, or are less expensive than, our phenotypic and/or genotypic resistance testing products we develop using our proprietary technology. The biotechnology industry evolves at a rapid pace and is highly competitive. Our major competitors include manufacturers and distributors of phenotypic drug resistance technology, such as Tibotec-Virco (division of Johnson & Johnson) and Specialty Laboratory. We also compete with makers of genotypic tests such as Applied Biosystems Group, Visible Genetics Inc. (division of Bayer Diagnostics) and laboratories performing genotypic testing as well as other genotypic testing referred to as virtual phenotyping. Each of these competitors is attempting to establish its test as the standard of care. Tibotec-Virco’s (division of Johnson & Johnson) phenotypic test and genotypic tests have been commercially available for a longer time than has PhenoSense HIV or GeneSeq HIV. Genotypic tests are cheaper and generally faster than phenotypic resistance tests. Our competitors may successfully develop and market other testing products that are either superior to those that we may develop or that are marketed prior to marketing of our testing products. Some of our competitors have substantially greater financial resources and research and development staffs than we do. In addition, some of our competitors have significantly greater experience in developing products, and in obtaining the necessary regulatory approvals of products and processing and marketing products.

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

     We license technology that we use in our PhenoSense and GeneSeq tests from Roche Molecular Systems, Inc. We hold a non-exclusive license for the life of the patent term of the last licensed Roche patent. We believe that many of our competitors, including Tibotec-Virco (division of Johnson & Johnson) and other resistance testing companies, also license this technology on non-exclusive terms. In order to maintain this license, however, we must pay royalties, make a semi-annual royalty report and participate in proficiency testing. If Roche Molecular Systems, Inc. were to terminate this license or this license was not renewed, or we were unable to expand the terms of this license to cover other products, we would have to change a portion of our testing methodology, which would halt our testing, at least temporarily, and cause us to incur substantial additional expenses.

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

     In the past, the FDA has not required that genotypic or phenotypic testing conducted at a clinical laboratory be subject to premarketing clearance or approval, although the FDA has stated that it believes its jurisdiction extends to tests generated in a clinical laboratory. We received a letter from the FDA in September 2001 that asserted such jurisdiction over in-house tests like ours, but which also stated the FDA is not currently requiring premarket approval for HIV monitoring home brew tests, provided that the promotional claims for such tests are limited to its analytical capabilities and do not mention the benefit of making treatment decisions on the basis of test results. The FDA letter also asserted that our GeneSeq test is misbranded if test reports do not include a statement disclosing that the test has not been cleared or approved by the FDA. We now utilize in-house primers in our products. The FDA has indicated in discussions that the focus of the letter was our genotypic tests not our phenotypic tests, but there is no certainty its focus will remain narrow.

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

IF WE DO NOT COMPLY WITH LAWS AND REGULATIONS GOVERNING THE CONFIDENTIALITY OF MEDICAL INFORMATION, IT WILL ADVERSELY AFFECT OUR ABILITY TO DO BUSINESS.

     The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) includes the following provisions: 1) Transactions and Code Sets - standardized format for all electronic claims processing maintained by a health plan, health care provider or health care data clearinghouse. The compliance date for this provision is October 16, 2002. However, Congress has approved a twelve-month extension for covered entities wishing to file a formal compliance extension plan. 2) Privacy: a) standardize the protections that must be provided for Protected Health Information (“PHI”) covering all forms and types of PHI and all methods of receipt, delivery and storage; b) establish a formal privacy program and designate a privacy officer. The compliance date for this provision is April 14, 2003.

     The Company’s HIPAA project plans have two phases: 1) assessment of current systems, applications, processes and procedure testing and validation for HIPAA compliance and; 2) remediation of affected systems, applications, processes and procedure testing and validation for HIPAA compliance.

     The Company has begun the assessment phase of the Transactions and Code Sets provision. Remediation is currently in progress and the Company expects to meet the October 2003 extension date, and has filed for an extension due to vendor supplied code not being available until first quarter 2003. The Company believes that this project will add new functionality to existing systems and plans to capitalize these expenditures as incurred.

     The Company is in the early stage of the assessment phase of the Privacy provision. Upon completion of the assessment phase, financial projections will be completed and remediation will be initiated. The Company expects to meet the April 2003 required implementation date. The total cost associated with the requirements of HIPAA is not expected to be material to the Company’s operations or cash flows.

     In addition to the HIPAA provisions described above, which have not yet been implemented, there are a number of state laws regarding the confidentiality of medical information, some of which apply to clinical laboratories. These laws vary widely, and new laws in this area are pending, but they most commonly restrict the use and disclosure of medical information without patient consent. Penalties for violation of these laws include sanctions against a laboratory’s state licensure, as well as civil and/or criminal penalties. Because laboratory orders and reports fall within the scope of HIPAA, the costs of HIPAA compliance will impact us and others in the clinical laboratory industry. Compliance with the HIPAA rules could require us to spend substantial sums, which could negatively impact our profitability. At this time, we cannot assess the total financial or other impact of the HIPAA regulations on us.

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

WE MAY BE SUBJECT TO LITIGATION, WHICH WOULD BE TIME CONSUMING AND DIVERT OUR RESOURCES AND THE ATTENTION OF OUR MANAGEMENT.

     Although we are not currently subject to any action against us, we may in the future be subject to claims and may have to spend significant additional resources and time. In addition, we do not have employment practices liability insurance to cover any potential claims related to employment practices. Even if we are eventually successful in our defense of any such claim, the time and money spent may prevent us from operating our business effectively or profitably or may distract our management.

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

     In addition, should the market price of our common stock fall below $1.00 per share for an extended period and/or our stockholders’ equity remains below $10 million, we risk having our shares delisted from the Nasdaq National Market, which would have an adverse effect on our business and may trigger the redemption features described under “We May Be Obligated To Redeem Our Series A and Series B Redeemable Convertible Preferred Stock At A Premium To The Purchase Price.” Because our current stockholders’ equity is less than $10 million, we believe we are currently not in compliance with Nasdaq National Market’s continued listing requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Our Chief Executive Officer and the Chief Financial Officer, with the assistance of other members of our management, have evaluated our disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report, and have concluded based on that evaluation that those disclosure controls and procedures are effective. Since the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls.

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

In September 2002, we issued 123,034 shares of our common stock with a market value of $143,000 as of the date of such issuance as a dividend on the outstanding shares of the second closing of Series A Preferred Stock. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

(d)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

EXHIBIT
NUMBER	CAPTION

99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	None.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on November 14, 2002.

By:	/s/ William D. Young

William D. Young Chief Executive Officer (Principal Executive Officer)

By:	/s/ Karen J. Wilson

Karen J. Wilson Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, William D. Young, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ViroLogic, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and l5d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date ); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ William D. Young
William D. Young Chief Executive Officer

CERTIFICATION

I, Karen J. Wilson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ViroLogic, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and l5d-14) for the registrant and we have:

d) designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date ); and

f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Karen J. Wilson
Karen J. Wilson Vice President and Chief Financial Officer

EXHIBITS INDEX

EXHIBIT
NUMBER	CAPTION

99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002