Form 10-K
period 2002-12-31
VIROLOGIC INC
filed 2003-03-31
CIK 1094961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________
Commission File No. 000-30369

VIROLOGIC, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3234479 (I.R.S. Employer identification no.)

345 Oyster Point Blvd South San Francisco, California (Address of principal executive offices)	94080 (Zip code)

Registrant’s Telephone Number, Including Area Code: (650) 635-1100

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value
(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes [   ] No [X].

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2002 was $43,358,224.*

     The number of shares outstanding of the Registrant’s Common Stock was 28,608,747 as of March 28, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     The registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2003 Annual Meeting of Stockholders to be held on May 21, 2003 (the “2003 Annual Meeting”), is incorporated by reference into Item 5 of Part II and Part III of this Report.

     Certain exhibits filed with the Registrant’s (i) Registration Statement on Form S-1 (Registration No. 333-30896), as amended, (ii) Quarterly Reports on Form 10-Q for the three months ended September 30, 2000, March 31, 2001, June 30, 2001 and June 30, 2002, (iii) Annual Reports on Form 10-K for the years ended December 31, 2000 and 2001 and (iv) Current Reports on Form 8-K filed July 6, 2001, March 26, 2002 and November 25, 2002 are incorporated by reference into part IV of this Report.

*	Excludes 9,175,665 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds 5% of the Registrant’s Common Stock outstanding. The number of shares owned by such persons was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding our PhenoSense and GeneSeq testing products, the growth of our pharmaceutical business, research and development expenditures, adequacy of our capital resources, and other financial matters. These statements, which sometimes include words such as “expect,” “goal,” “may,” “anticipate,” “should,” “continue,” or “will,” reflect our expectations and assumptions as of the date of this Annual Report based on currently available operating, financial and competitive information. Actual results could differ materially from those in the forward-looking statements as a result of a number of factors, including our ability to raise additional capital, the market acceptance of our resistance testing products, the effectiveness of our competitors’ existing products and new products, the ability to effectively manage growth, the risks associated with our dependence on patents and proprietary rights, and the outcome of investigations by the SEC and U.S. Attorney’s Office. These factors and others are more fully described in “Risk Factors Related to Our Business” and elsewhere in this Form 10-K. We assume no obligation to update any forward-looking statements.

PART I

Item 1. Business

     We are a biotechnology company developing, marketing and selling innovative products to guide and improve treatment of viral diseases. We incorporated in the state of Delaware on November 14, 1995 and commenced commercial operations in 1999. We developed a practical way of directly measuring the impact of genetic mutations on drug resistance and using this information to guide therapy. We have proprietary technology, called PhenoSense, for testing drug resistance in viruses that cause serious viral diseases such as HIV/AIDS, hepatitis B and hepatitis C. Our products are used by physicians in selecting optimal treatments for their HIV patients and by industry, academia and government for clinical studies, drug screening and characterization, and basic research.

     We currently market the following products:

     •  PhenoSense HIV. This phenotypic test directly and quantitatively measures resistance of a patient’s HIV to anti-viral drugs. It is used by physicians in patient testing and by pharmaceutical customers in their research and development activities.

     •  GeneSeq HIV. This genotypic test examines and evaluates the genetic sequences of a patient’s HIV. It is used by physicians in patient testing and by pharmaceutical customers in their research and development activities.

     •  PhenoSense GT. This product combines our PhenoSense HIV and GeneSeq HIV tests into one test on an integrated report to provide comprehensive drug resistance information to assist physicians in selecting optimal treatments for their HIV patients.

     •  Replication Capacity HIV. This test measures viral fitness, which is a measure of a virus’ ability to reproduce and infect new cells. We currently offer this product free of charge when a pharmaceutical customer or physician orders one of the reports generated by our PhenoSense products. In the future we may offer this product on a stand-alone basis.

     •  PhenoScreen. This phenotypic product provides high-throughput screening for potential clinical drug candidates for pharmaceutical customers.

     •  PhenoSense HIV Entry and GeneSeq HIV Entry. We currently market both a phenotypic entry assay, which we call PhenoSense HIV Entry, and a genotypic entry assay we call GeneSeq HIV Entry, to pharmaceutical customers for use during drug development and clinical trials. Each is an entry assay to measure HIV resistance to entry inhibitors. We intend to offer these tests to physicians for patient testing after pharmaceutical drugs become available for patient use. When this test becomes available for patient testing, it may be incorporated into one of our existing products or offered as a stand-alone product.

     •  PhenoSense HIV Vaccine Entry. This entry assay is sold to pharmaceutical customers to aid in the development of HIV vaccines.

     •  GeneSeq HBV. Like our GeneSeq HIV product, this genotypic test examines and evaluates the genetic sequences of hepatitis B. We intend to offer this test to physicians for patient testing after pharmaceutical drugs become available for patient use.

     We are also developing additional products. Like our other tests, we anticipate that these tests will be used first by pharmaceutical companies in their drug development activities, and later by physicians for patient testing after drugs become available for patient use:

     •  PhenoSense HCV. This is a phenotypic test directed toward hepatitis C.

     •  GeneSeq HCV. This is a genotypic test directed toward hepatitis C.

     •  PhenoSense HBV. This is a phenotypic test directed toward hepatitis B.

     We are also collecting resistance test results and related clinical data in a database that we use to assist pharmaceutical customers in drug marketing and drug development. This database may be made available to physicians for use in therapy guidance in the future.

     The continued development of these new products depends upon our being able to secure adequate funding. Historically, such funding has come from internal sources and outside sources such as grants from the National Institutes of Health. In the future, however, we plan to increasingly rely on grants or other outside support for research and development funding, and if we are unable to obtain such support the development of these products may be delayed or terminated.

2002 Highlights

     During 2002, we launched three new products: Replication Capacity HIV for use by physicians in patient testing; PhenoScreen and PhenoSense HIV Vaccine Entry for use by pharmaceutical customers. Total revenue in 2002 was $25.3 million, a 38 percent increase from 2001. Net loss applicable to common stockholders in 2002 was $33.3 million, resulting in an accumulated deficit of $100.8 million at December 31, 2002. Cash used in operating activities in 2002 was $19.3 million, and we received approximately $20.1 million of gross proceeds from two private placements and an equity investment from Pfizer Ireland Pharmaceuticals. In November 2002, we implemented a restructuring plan to reallocate resources to revenue maximizing activities and reduce cash consumption. The restructuring plan included a reduction in work force of approximately 17 percent or 35 employees, and resulted in a charge of $0.3 million for salaries, severance and other personnel related costs.

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

     This drug resistance crisis is most serious in HIV/AIDS. There are currently seventeen drugs approved by the U.S. Food and Drug Administration (“FDA”) which are generally used in various combinations to treat HIV infections. Combination therapy requires each drug in the combination to be active (in other words, interfere with key viral functions) for therapy to be most effective. If any of the drugs are not active, the therapy will likely fail more quickly. To make matters worse, each treatment failure increases the risk that the next drug combination will not work, or work for a shorter period of time, and leaves the patient with fewer future treatment options. Additionally, drug resistant viruses are transmitted to newly infected individuals, increasing the risk that initial treatment for those individuals will not work. New drugs with increased potency and activity against drug resistant viruses are not becoming available in time to overcome this crisis. Consequently, physicians are faced with the challenge of tailoring therapy to individual patients numerous times per year for many patients.

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

     Early phenotypic tests required culturing, or growing viruses in the laboratory. These tests were slow, labor intensive and not easily automated. Since viruses mutate while growing in culture, the process could produce inaccurate results because the virus in culture might be different from the virus in the patient. As a result, early phenotypic testing was impractical for patient management. In the absence of practical phenotypic drug resistance tests, clinicians began to use genotypic tests in an attempt to predict drug resistance indirectly. Genotypic tests detect mutations in the underlying gene sequence, or genotype of the virus, and attempt to correlate these mutations with drug resistance.

Our Solution

     We believe our PhenoSense technology has significantly improved viral drug resistance testing. Our technology, which we believe to be the only currently available method that completely eliminates all prolonged virus culture steps, uses a genetically engineered virus that replicates only once. As a result, we avoid the need to culture viruses during testing, which makes the tests more consistent and accurate than competing phenotypic tests currently available and dramatically shortens the time required to complete them. Also, our tests can be automated and performed in large numbers, making them practical for routine use in clinical management of patients. We believe that our tests and the information that we collect from these tests have the potential to significantly change the way physicians treat viral diseases.

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

     We report our resistance test results using illustrative curve diagrams. We plot the amount of luciferase, which corresponds to the amount of virus replication, on the vertical axis against the amount of drug administered on the horizontal axis. We generate curves for both a patient’s virus and a drug-sensitive control virus, and compare the two curves to quantitatively measure drug resistance. Viruses with increased resistance require more drugs to inhibit replication. We produce curves for each commercially available drug.

Our Strategy

     Our objective is to be the world leader in developing and commercializing products and information systems to guide treatment of serious diseases. Our first products are in the field of HIV/AIDS; future target therapeutic areas may include hepatitis and oncology. Key elements of our strategy are to:

•	Establish ViroLogic As The World Leader In Drug Resistance. We believe we have firmly established ourselves as a prominent force in the medical and scientific community in the field of HIV drug resistance. We present important new scientific discoveries at major meetings each year and publish those findings in prominent peer-reviewed journals. Many of the major pharmaceutical companies have partnered with ViroLogic in training their organizations on the topic of HIV drug resistance and in educating the physician community.

•	Successfully Commercialize our Product Portfolio. We are currently marketing PhenoSense HIV, PhenoSense GT and GeneSeq HIV to physicians directly and through scientific publications, clinical trials and scientific meetings, and to patients through direct-to-patient advertising. We market our products directly to physicians in the United States through our own sales force, primarily focusing on the 1,000 leading HIV physicians who treat approximately 80% of the total HIV/AIDS patient population. We also conduct educational symposia and programs on HIV drug resistance and resistance testing for physicians, patients and treatment educators throughout the country. We have collaborative agreements with two major pharmaceutical companies and informally work with many others to educate physicians about resistance testing.

•	Provide Broad, Easy Access to our Products. We have created broad access to our current commercial products from both reimbursement and distribution standpoints. We have advocated and achieved established insurance coverage policies for our marketed products throughout the country, with now over 75% of HIV/AIDS patients having access to coverage. Our products are also available either directly from us or through major national and regional reference labs.

•	Apply Our Technology to Drug Discovery and Development. We are applying our technology to create tools for pharmaceutical companies to help them determine how patients will respond to particular drugs, to assist them in screening drug candidates and to use in other drug discovery efforts. We are also assembling a library of resistance test vectors for testing of drug compounds and candidates. We are currently engaged in testing agreements with numerous pharmaceutical companies to conduct clinical trial and drug characterization work. In the future we may enter into additional partnerships to jointly discover and develop drug candidates for the treatment of HIV and other viral diseases.

•	Expand Our PhenoSense Technology to Other Serious Diseases. Using our proprietary PhenoSense technology, we intend to develop phenotypic drug resistance testing products for other diseases. We are currently developing phenotypic and genotypic resistance tests for hepatitis viruses. We also believe that as the next generation of cancer drugs gain wide acceptance and use, they may provide a promising application for ViroLogic’s platform therapy guidance technologies.

•	Maintain a Strong Intellectual Property Portfolio. We have patent coverage for our PhenoSense HIV product and patent applications directed to our other products. As we expand into new areas and diversify our business, we intend to build strong intellectual property positions to maintain our competitive advantage.

Products

PhenoSense HIV

     PhenoSense HIV, launched commercially in 1999, is a phenotypic drug resistance test that measures the resistance of HIV to all commercially available anti-viral drugs. When a physician orders a PhenoSense HIV test, a blood sample is drawn from the patient. This sample is sent to us to perform the test in our clinical laboratory located in South San Francisco, California. We then send a report detailing the results of the test to the physician, typically within two weeks.

     HIV now affects nearly one million people in the United States and over 40 million people worldwide. Seventeen anti-viral drugs are FDA-approved for treatment of HIV infection and more than 40 additional drugs are currently in development. Despite the availability of anti-viral drugs, HIV is difficult to treat effectively because it replicates rapidly and becomes resistant to anti-viral drugs. Selecting the right combination of drugs for optimal treatment of HIV patients is often difficult when physicians have limited information about the susceptibility to specific anti-viral drugs of the HIV infecting an individual patient.

     Physicians are now routinely using resistance testing because drug resistance in HIV/AIDS treatment has become a serious crisis. Guidelines for the management of patients with HIV, issued by separate panels led by the U.S. Department of Health and Human Services and the International AIDS Society-USA each recommend that resistance tests be routinely used for HIV patients. The guidelines also state that it is reasonable to use resistance testing when selecting an initial anti-viral drug regimen because transmission of drug resistant strains of HIV is well documented. In addition, the FDA Antiviral Drugs Advisory Committee in November 1999 emphatically recommended that resistance tests should be utilized in the development of new anti-viral drugs for HIV.

     All currently FDA-approved HIV drugs target an important step in the replication cycle of HIV. One group of drugs, called “reverse transcriptase inhibitors,” blocks the virus from copying its genetic material. Another group, called “protease inhibitors,” blocks the formation of viral proteins that are necessary for the virus to infect other cells. The vectors used in our PhenoSense HIV test incorporate the protease and reverse transcriptase gene segments from the virus of the patient being tested. A new group of HIV drugs, called “virus entry inhibitors,” blocks HIV from entering new cells, thereby preventing the spread of the virus in the body. PhenoSense HIV has been expanded to incorporate the HIV envelope gene in order to test this new group of drugs for pharmaceutical customers. Based on our knowledge of the mechanism of action of all of the HIV drugs currently in development, we believe we will be able to incorporate appropriate gene segments corresponding to the targets of the new drugs, such as HIV integrase inhibitors or assembly inhibitors, into our proprietary PhenoSense HIV technology, thereby allowing us to create resistance tests for each of these targets.

     More than five prospective clinical trials have demonstrated that the use of resistance testing to guide selection of anti-viral drug treatment regimens leads to significantly better treatment outcomes than therapy selection without resistance testing. These trials included patients who had failed one or more standard combination therapy regimens. Patients in these trials who had their therapy guided by resistance tests subsequently had, on average, significantly lower amounts of virus in their blood, than patients who did not have their therapy guided by resistance tests; and in the group of patients that had their therapy guided by resistance testing, there were a significantly higher percentage of patients with undetectable levels of virus in their blood after therapy, than in the control groups who did not have their therapy guided by resistance testing. Another prospective clinical trial sponsored by the California Collaborative Treatment Group, or CCTG, and ViroLogic showed a similar benefit in the use of PhenoSense HIV to guide selection of anti-viral drug treatment over selection of therapy without resistance testing in patients with extensive prior anti-viral treatment or viruses that are more highly drug resistant; although this trial did not show a difference in primary endpoints.

     We have, with our collaborators, performed over 25 retrospective clinical trials that support the conclusion that resistance testing of HIV patients, and specifically the use of PhenoSense HIV, could improve their treatment outcomes. These studies have evaluated over 2,500 patients in many different clinical settings, at various stages of HIV disease, and with various treatment histories. The studies have assessed newly infected adult patients, adult patients treated previously with one or more treatment regimens, pregnant patients, and pediatric patients. These studies have demonstrated that the results of PhenoSense HIV were significantly associated with better treatment outcomes, generally as measured by greater reductions in viral load in the patients. In addition, studies have shown that patients treated with a new regimen that included a greater number of susceptible drugs, as determined by PhenoSense HIV, had a significantly greater reduction in viral load than those patients whose new regimen included fewer susceptible drugs. A landmark clinical study that used PhenoSense HIV showed the rates of drug-resistant HIV transmission in North America have nearly quadrupled over the past five years, demonstrating the value of resistance tests for newly infected patients. Another landmark study of drug resistance, as measured by PhenoSense HIV, that was reflective of 209,000 HIV patients throughout the United States detected the presence of virus with reduced susceptibility to one or more drugs in 78% of patients with detectable levels of HIV in their blood. The data from these clinical studies have dramatically increased the awareness of physicians and public health groups to the importance of drug resistance tests in patient management.

GeneSeq HIV

     We have commercialized a genotypic test we call GeneSeq HIV. Genotypic tests identify gene sequence mutations that may be associated with resistance to commercially available drugs. We have developed GeneSeq HIV as a tool to examine and evaluate the genetic sequences of patients’ HIV. We also frequently update the rules correlating genotypic and phenotypic results to improve genotypic interpretation and our understanding of drug resistance and have incorporated many of those rules into our genotypic algorithm. We sell GeneSeq HIV to physicians who request genotypic testing and pharmaceutical companies that are developing new drugs. We may use the genetic sequence information and the rules as a component of the database described below.

PhenoSense GT

     PhenoSense GT is the first and only available drug resistance test using phenotypic test results supplemented by genotypic information to provide physicians with comprehensive resistance information on one integrated, easy-to-interpret report. Launched in November 2001, it helps physicians and patients individualize treatment regimens to fight HIV. PhenoSense GT was designed in response to an increasing number of physicians ordering both phenotypic and genotypic tests for their patients.

Replication Capacity HIV

     We have developed an enhancement of our PhenoSense technology to measure replication capacity of a patient’s virus – a critical component of a broader concept known as viral fitness. Replication capacity is a measure of a virus’ ability to replicate and infect new cells. It is different from resistance in that it is a measure of the virus’ ability to replicate in the absence of anti-viral drugs, rather than a measure of drug activity against the virus. While this technology is new, we believe that there may be numerous clinical applications for our Replication Capacity test. We currently offer this product free of charge when a pharmaceutical customer or physician orders one of the reports generated by our PhenoSense products. In the future we may offer this product on a stand-alone basis.

PhenoScreen

     This phenotypic product is intended as a secondary screening assay that can be used to determine relative potency of a larger number of compounds. This assay was designed to help drug companies screen clinical drug candidates for HIV by providing an initial drug susceptibility assessment at a very high testing capacity and throughput in order to identify “lead” compounds that will require subsequently more intensive characterization.

PhenoSense HIV Entry and GeneSeq HIV Entry

     We have developed tests to measure phenotypic and genotypic susceptibility of HIV-1 to a new class of anti-retroviral drugs called viral entry inhibitors. One entry inhibitor drug is approved for the treatment of HIV infection and approximately 20 drugs designed to block virus attachment or entry are being evaluated in preclinical and clinical studies. Several pharmaceutical companies have already used our tests to determine the anti-viral activity of their drugs in early or late stages of preclinical and clinical development.

     Our PhenoSense HIV Entry technology is being used by pharmaceutical companies to develop new entry inhibitors that block HIV from binding to one of two critical HIV co-receptors, CCR5 and CXCR4. HIV must attach to a cellular receptor (CD4) and one of the two co-receptors to enter and infect cells. In this case, PhenoSense HIV Entry assay is used to not only assess the anti-viral activity of these co-receptor blocking drugs but also to determine which co-receptor the patient’s virus uses to enter the cell. Data exist that suggest the co-receptor status of HIV is an important prognostic factor in HIV-infected patients. The co-receptor tropism assay is also being used to define patient eligibility for treatment with these new HIV co-receptor inhibitor drugs.

PhenoSense HIV Vaccine Entry (also referred to as PhenoSense HIV Antibody Neutralization)

     We are currently applying our PhenoSense HIV Entry technology to test patient blood samples for the presence of antibodies that neutralize the HIV virus (i.e., prevent the virus from infecting cells). This test is especially important for the development of an effective prophylactic or therapeutic HIV vaccine. Currently, numerous companies have HIV vaccine candidates in various stages of development and require a rapid high-throughput assay for accurate assessment of neutralizing antibodies. We are currently providing neutralizing antibody testing for several pharmaceutical companies and academic research groups.

GeneSeq HBV

     We have applied our GeneSeq technology to develop a test to analyze drug resistance of hepatitis B virus, or HBV. HBV infection is a leading cause of liver disease and liver cancer and leads to more than one million deaths worldwide each year. The Center for Disease Control and Prevention (“CDC”) estimates that there are over one million people in the United States chronically infected with HBV, and over 350 million people chronically infected worldwide, mostly in Asia. Based on research that shows that half of patients with chronic HBV have evidence of active disease, and assuming that anti-viral drug treatment is indicated for patients with active disease, we estimate that approximately half of those chronically infected would benefit from anti-viral drug therapy.

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

     The FDA has approved three (alpha interferon, lamivudine, and adefovir) drugs for the treatment of HBV infection and more than 15 drugs are in preclinical or clinical stages of development. Many of these drugs target HBV reverse transcriptase, which acts in a manner similar to HIV reverse transcriptase, to prevent the virus from copying its genes. Research efforts are ongoing to discover drugs that target other aspects of HBV’s life cycle, such as the assembly of HBV viruses, or the entry of HBV into liver cells.

     As the number and use of HBV drugs increases, we expect the demand for GeneSeq HBV by physicians making treatment decisions to grow. Prior to that time, we expect our HBV resistance tests will continue to be used by pharmaceutical customers in the discovery and development of new HBV drugs.

Products in Development

PhenoSense HCV and GeneSeq HCV

     We are currently applying our PhenoSense and GeneSeq technologies to develop tests to analyze drug resistance of hepatitis C virus, or HCV. HCV infection causes liver disease and liver cancer. The CDC estimates that four million people in the United States and more than 170 million people worldwide are infected with HCV. Based on studies that show that 60% to 85% of persons infected with HCV develop chronic infection, and assuming that all such persons would benefit from anti-viral drug therapy, we estimate that 60% to 85% of patients infected with HCV may benefit from anti-viral drug therapy.

     HCV replicates and mutates at extremely high rates inside an infected patient, similar to HIV. The virus is likely to develop resistance to drugs being developed for treatment. Complex combinations of drugs may then be required to increase the success of treatment. As a result, a number of major pharmaceutical companies are discovering and developing new drugs for HCV.

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

     As the number and use of HCV drugs increase, we expect the demand for PhenoSense HCV and GeneSeq HCV by physicians making treatment decisions to grow. Prior to that time, we expect our HCV resistance tests will be used by pharmaceutical customers in the discovery and development of new HCV drugs.

PhenoSense HBV

     We plan to apply our PhenoSense technology to develop a test to analyze drug resistance of hepatitis B virus, or HBV. As discussed above, HBV infection is a leading cause of liver disease and liver cancer, and we believe drug resistance testing will play a significant role in guiding HBV treatment. Based on our knowledge of the mechanism of action of these drugs in research, we believe that we will be able to incorporate genes corresponding to the targets of these drugs into our PhenoSense HBV vector.

     As the number and use of HBV drugs increases, we expect the demand for PhenoSense HBV by physicians making treatment decisions to grow. Prior to that time, we expect our HBV resistance tests will be used by pharmaceutical customers in the discovery and development of new HBV drugs.

Pharmaceutical Customers

     We perform resistance testing and research for industry, academia and government for clinical studies, drug screening/characterization and basic research. Given the FDA’s endorsement of the important role of resistance testing in drug development, and the large number of drugs in development for HIV, hepatitis and other viral diseases, our pharmaceutical product and service offerings have become a significant aspect of our business.

     Clinical Trials. Because clinical trials are the most expensive part of drug development, pharmaceutical companies are trying to improve the outcomes of clinical trials by using the methods of “pharmacogenomics,” the scientific discipline focused on how genetic differences among patients determine or predict responsiveness or adverse reactions to particular drugs. In a similar way, pharmaceutical companies are applying our PhenoSense technology to help select patients for clinical trials. This selection process may allow companies to guide important drug development decisions before large resource commitments are made. To date, we have signed testing agreements with most pharmaceutical companies involved in HIV/AIDS drug development, including: Abbott Laboratories, Bristol-Myers Squibb, Chiron Corporation, Gilead Sciences, GlaxoSmithKline, Hoffmann-La Roche Ltd., Merck and Co., Pfizer Pharmaceuticals, and Vertex Pharmaceuticals. We are involved in more than 60 clinical research and drug characterization studies with these pharmaceutical companies as well as other government and academic organizations evaluating a number of HIV drugs and drug regimens.

     Database. We are collecting resistance test results and related clinical data in an interactive database to assist our pharmaceutical customers in drug marketing and drug development. Two important components of our database include viral resistance, replication, and co-receptor tropism data and a specimen library comprised of resistance test vectors, virus clones and site-directed mutants. We have entered into direct contractual relationships with pharmaceutical companies to provide defined data queries that can enhance efforts to develop and market their drugs. We have also entered into a contract with a database product company to commercialize this asset. Our database may be made available to physicians for use in therapy guidance in the future.

     Drug and Vaccine Discovery. Our database of viral resistance information and our specimen library which is comprised of resistance test vectors, virus clones and site-directed mutants is the foundation of our pharmacogenomics capability for use in screening potential drugs or vaccines. We believe our drug resistance technology can provide more extensive supplemental and enhanced information about the activity of chemical compounds than conventional assays.

Sales and Marketing

     We currently have 18 experienced sales representatives promoting our resistance tests in the primary U.S. markets for drugs targeted at HIV/AIDS. Within these major markets, we are targeting the 1,000 leading HIV physicians who treat 80% of the HIV/AIDS patients in the United States. Outside the United States, we intend to enter into relationships with other companies to serve these markets.

     Our marketing strategies focus on physician, patient and payor education in order to increase market awareness of our resistance testing products. We routinely sponsor and participate in conferences and scientific meetings, sponsor educational forums for physicians, and advertise in relevant journals and publications. Additionally we target patients directly through educational programs and advertising.

     We have an active reimbursement strategy, and educate both private and public payors concerning drug resistance testing in an effort to maximize reimbursement. Over 75 percent of HIV/AIDS patients in the United States now have access to coverage for resistance testing. At the end of 2002, 47 state Medicaid programs, including California, Florida and New York, the states with the largest HIV/AIDS patient populations, had favorable coverage policies for drug resistance testing. Positive HIV resistance testing coverage legislation has been introduced in those key remaining Medicaid states that have yet to provide coverage. Medicare and nearly all private payors, including Aetna U.S. Healthcare, the Blue Cross Blue Shield Organizations, Humana and UnitedHealthCare pay for resistance testing.

     In addition, we have made PhenoSense HIV broadly available through numerous national and regional reference laboratories and hospitals. We currently have distribution arrangements with nearly all major national reference laboratories including Quest Diagnostics, Laboratory Corporation of America, American Medical Laboratories and ARUP, Mayo Clinic, as well as multiple regional laboratories. Under these agreements, these entities perform numerous services for us including collection of samples, shipping the samples to us, billing and reporting the results to doctors.

Patents and Proprietary Rights

     We will be able to protect our technology from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business. We currently have nine issued patents, five allowed patent applications, and pending applications for seventy-three additional patents, including international counterparts to our US patents. We have licensed seven patents under the Roche Molecular Systems, Inc. (“Roche”) license discussed below. These patents cover a broad range of technology applicable across our entire current and planned product line. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. Our commercial success will depend in part on obtaining this patent protection. We also seek protection through confidentiality and proprietary information agreements. Some of the intellectual property we use is owned by Roche, and licensed to us on a non-exclusive basis. Other companies may have patents or patent applications relating to products or processes similar to, competitive with or otherwise related to our products. These products and processes include technologies relating to HIV and hepatitis B and C and other viruses. Unless we are able to expand our existing license and obtain additional licenses, patents covering these technologies may adversely impact our ability to commercialize one or more of our PhenoSense products.

Roche License

     We license polymerase chain reaction (“PCR”) technology from Roche for performing a step in our PhenoSense and GeneSeq tests. This license is non-exclusive and lasts for the life of the patent term of the last to expire licensed Roche patent. Currently, the last Roche patent expires in 2005. If Roche develops or acquires additional patents covering technology related to the licensed technology, we have the option of licensing that additional technology under the terms of this agreement, which may extend the term of the license. In exchange for the license, we have agreed to pay Roche a royalty based on the net service revenues we receive from our products. At least sixty days prior to introducing a new product utilizing the Roche technology, we must notify Roche of that introduction. If we fail to notify Roche, we would have to pay a higher royalty. We also agreed to participate in proficiency testing in accordance with applicable quality assurance standards and to comply with all relevant regulations and standards. Further, we have agreed to give Roche a reasonable opportunity to negotiate for a license to use any technology we develop related to the reaction technology we license from Roche, such as the automation of the method for performing the reaction. Roche has the right to terminate this license if we fail to pay royalties, make a semi-annual royalty report or participate in proficiency testing. We believe we are in compliance with these requirements. The license allows us to use technology covered by the licensed Roche patents within a broad field that includes all of our currently planned products. If we were to expand our product line beyond the licensed field, however, we would need to negotiate an expansion of the license. Royalty expense recorded under this agreement was $1.0 million, $0.7 million and $0.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

     These regulations categorize our laboratory as high complexity, and we believe we are in compliance with the more stringent standards applicable to high complexity testing for personnel, quality control, quality assurance and patient test management. Our clinical laboratory holds a Certificate of Registration under these regulations. Our clinical laboratory has been surveyed by the College of American Pathologists, a federally-approved accreditation agency, which has accredited our clinical laboratory.

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

     Under our current labeling and marketing plans, our phenotypic products have not been subject to FDA regulation, although we are aware of increasing activity by the FDA in regards to regulating homebrew HIV genotypic resistance testing such as ours. We cannot predict the extent of future FDA regulation, and we might be subject in the future to greater regulation, or different regulations, that could have a material effect on our finances and operations.

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

Regulation of Coverage and Reimbursement

     Revenues for clinical laboratory testing services come from a variety of sources, including Medicare and Medicaid programs; other third-party payors, including commercial insurers, Blue Cross Blue Shield plans, health maintenance and other managed care organizations; and patients, physicians, hospitals and other laboratories. We are a Medicare laboratory services provider. Medicare has issued coverage policies and payment guidelines for resistance testing, including phenotypic and genotypic testing. Currently, nearly all public and a majority of private payors have approved the reimbursement of our existing products. However, the majority of our payors are currently reimbursing our products at varying levels from 70% to 100% of our list prices. While recently issued guidelines of the Department of Health and Human Services recommend drug resistance testing for HIV patients, this does not assure coverage by state, Medicare or any other payors.

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

     Significant uncertainty exists as to the reimbursement status of new medical products like the products we are currently developing, particularly if these products fail to show demonstrable value in clinical studies. If government and other third-party payors do not provide adequate coverage and reimbursement for our planned products, our revenues will be reduced.

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

     Currently, we have a financial relationship with one referring physician, who serves as part-time medical director at our clinical laboratory. Very few of this physician’s patients, if any, are federal healthcare program patients. In addition, we do not bill for services furnished to any patients referred by this physician. The California anti-kickback law may have exceptions applicable to our relationship with this physician. We have requested a written opinion from California officials to determine whether this relationship is appropriate, but have not received any response to our request.

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

Patient Privacy

     The US Department of Health and Human Services pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPPA”) has enacted regulations to prohibit the use or disclosure of “protected health information” except for certain purposes or unless specific conditions are met. Protected health information is information transmitted or maintained in any form — by electronic means, on paper, or through oral communications that: (1) relates to the past, present, or future physical or mental health or condition of an individual, the provision of health care to an individual, or the past, present, or future payment for the provision of health care to an individual; and (2) identifies the individual or with respect to which there is a reasonable basis to believe the information can be used to identify the individual. Data that have been de-identified in accordance with the Privacy regulation’s stringent de-identification standard are not considered protected health information and are not subject to the regulation. Compliance with HIPPA is required by October 2003.

Employees

     In November 2002, we implemented a restructuring plan to reduce the rate of our cash consumption. The restructuring plan included a reduction in force by approximately 17 percent, or 35 employees, with reductions occurring in all functional areas. We also reduced officers salaries and consolidated certain operations, including sales and marketing. Our reduction in force included three executive officers: Frank Barker, Vice President and Chief of Information Technology, Karen E. Hartwig, Vice President of Marketing, and Patricia A. Wray, Vice President of Human Resources.

     As of March 24, 2003, we had 170 employees, of whom 9 hold PhD or MD degrees and 25 hold other advanced degrees. Approximately 77 employees are engaged in clinical laboratory operations, including 32 licensed healthcare professionals. There are 26 employees in research and development, and 67 in sales, marketing, information systems, finance and other administrative functions.

Executive Officers

     In 2003, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions. We intend to post the text of our code of ethics on our website at www. virologic.com in the section titled “Investor Relations.” In addition, we intend to promptly disclose (i) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

     The following table sets forth, as of March 24, 2003, certain information concerning our executive officers:

Name	Age	Position

William D. Young	58	Chairman, Chief Executive Officer and Director
Karen J. Wilson	39	Vice President, Chief Financial Officer
Tien T. Bui	38	Vice President, Sales and Marketing
Nicholas S. Hellmann, MD	44	Vice President, Clinical Research
Kathy L. Hibbs	39	Vice President, General Counsel
Christos J. Petropoulos, PhD	49	Vice President, Research and Development

     WILLIAM D. YOUNG has served as our Chief Executive Officer since November 1999 and has served as the Chairman of the Board since May 1999. From March 1997 to October 1999, Mr. Young was Chief Operating Officer at Genentech, Inc., a biotechnology company. As COO at Genentech, Mr. Young was responsible for all of the company’s development, operations and commercial functions. Mr. Young joined Genentech in 1980 as Director of Manufacturing and Process Sciences and held various positions prior to becoming COO. Prior to joining Genentech, Mr. Young was employed by Eli Lilly and Company for 14 years. Mr. Young is a member of the board of directors of IDEC Pharmaceuticals, Inc. and VaxGen, Inc. He received his bachelor’s degree in chemical engineering from Purdue University and his MBA from Indiana University.

     KAREN J. WILSON has served as our Chief Financial Officer since January 2001. From November 1999 to January 2001, Ms. Wilson held the position of Chief Financial Officer and Vice President of Operations for Novare Surgical Systems, Inc., a medical device manufacturer. Prior to that, from 1987 to 1993 and from 1996 to November 1999, she worked for Deloitte & Touche LLP, a professional services firm, most recently as Senior Manager serving a diverse list of global clients in both the medical and technology fields. From 1993 to 1996, she was Controller for Lightwave Electronics Corporation, a laser manufacturer. Ms. Wilson is a certified public accountant and received her bachelor’s degree in business from the University of California at Berkeley.

     TIEN T. BUI joined ViroLogic as National Sales Director in November 2000 and was named Vice President of Sales in September 2001. Before joining ViroLogic, Ms. Bui was the Virology Field Director for DuPont Pharmaceuticals’ Western Business Unit, where she was responsible for $60 million in product sales. In addition to her most recent sales management position at Dupont, she served that company for over 10 years, from 1990 to 2000, in various sales and marketing roles, including: physician and hospital sales; clinical development and education; healthcare policy and government affairs; and strategic market development. Ms. Bui received her bachelor’s degree in international business from San Francisco State University and also studied abroad at The University of Liege, Belgium.

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

     KATHY L. HIBBS joined ViroLogic as Vice President, General Counsel in April 2001. Prior to joining ViroLogic, Ms. Hibbs was Vice President and General Counsel for Multitude, Inc., an Internet telecommunications company. Prior to that, from 1996 to 2000, she served as Senior Corporate Counsel at Varian Medical Systems, Inc., a leading manufacturer of integrated cancer therapy systems. At Varian, she was responsible for numerous legal matters, including regulatory compliance, employment law, litigation, and SEC reporting. Before her employment with Varian, Ms. Hibbs worked as a litigator for two California law firms and dealt with various legal issues, including civil rights and securities law. She received her JD degree from the University of California, Hastings College of Law, and her bachelor’s degree in political science from the University of California, Riverside.

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

     STEPHEN H. HUGHES, PHD — Chief of the Retroviral Replication Laboratory, HIV Drug Resistance Program at the National Cancer Institute — Frederick in Maryland.

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

In the event that we need to raise additional capital, our stockholders could experience substantial additional dilution. If such financing is not available on commercially reasonable terms, we may have to significantly curtail our operations or sell significant assets and may be unable to continue as a going concern.

     As of December 31, 2002, we had available cash, investments and short-term restricted cash of $11.4 million. We anticipate that our existing capital resources together with funds from the sale of our products, grant revenue and borrowing under existing equipment financing arrangements will enable us to maintain currently planned operations through December 31, 2003. However, we may need additional funding sooner than that. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, we cannot guarantee that additional financing, in any form, will be available at all, or on terms acceptable to us. Our ability to raise additional capital also may be dependent upon our common stock being quoted on the Nasdaq Stock Market. We cannot guarantee that we will be able to satisfy the criteria for continued listing on the Nasdaq Stock Market or any other market. If we sell equity or convertible debt securities to raise additional funds, our existing stockholders may incur substantial dilution and any shares so issued will likely have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common and preferred stock. In the event financing is not available in the time frame required, we will be forced to reduce our operating expenses, curtail sales and marketing activities, reschedule research and development projects or delay, scale back or eliminate some or all of our activities. Further, we might be required to sell certain of our assets or obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize ourselves. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could make it difficult or impossible to implement our long-term business plans or could affect our ability to continue as a going concern.

We expect to incur future losses and may not achieve profitability as soon as expected, which may cause our stock price to fall.

     We have experienced significant losses each year since our inception and expect to incur substantial additional losses. We experienced net losses applicable to common stockholders of approximately $33.3 million, $28.8 million and $38.9 million in 2002, 2001 and 2000, respectively. As of December 31, 2002, we had an accumulated deficit of approximately $100.8 million. We expect to continue to incur substantial losses primarily as a result of spending related to:

•	Expanding patient sample processing capabilities

•	Research and product development costs

•	Sales and marketing activities

•	Additional clinical laboratory and research space and other necessary facilities

•	General and administrative costs

     If our history of losses continues, our stock price may fall and you may lose part or all of your investment.

Our stockholders will experience substantial dilution if our shares of preferred stock or their related warrants are converted into or exercised for shares of common stock. Our outstanding shares of preferred stock and related warrants are currently convertible into or exercisable for up to an aggregate of 39,141,240 shares of common stock, or approximately 138% of the number of shares of currently outstanding common stock.

     As of February 28, 2003, we had approximately 28,316,707 shares of common stock outstanding. However, as of February 28, 2003, we also had outstanding the following shares of preferred stock and related warrants:

•	589 shares of Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), convertible into 5,306,306 shares of common stock (not including the conversion of accrued but unpaid premiums)

•	1,910.6 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”), convertible into 15,790,066 shares of common stock

•	warrants issued to the purchasers of our preferred stock in connection with our preferred stock financings to purchase 18,044,868 shares of common stock

     Together, the common shares reserved for issuance upon conversion of the Series A Preferred Stock and Series C Preferred Stock, and upon exercise of the warrants referenced above, represent approximately 39,141,240 shares of common stock, or 138% of the outstanding shares of our common stock at February 28, 2003, all of which are issuable for an approximate weighted-average effective price of $1.17 per share.

     The number of shares of common stock that we may be required to issue upon conversion of the Series A Preferred Stock, and exercise of the warrants granted to purchasers of our Series A Preferred Stock in connection with the issuance thereof, can increase substantially upon the occurrence of several events, including if:

•	We issue shares of stock (with certain exceptions) for an effective price less than the conversion price of the Series A Preferred Stock or the related warrants (each $1.11 as of March 7, 2003). This could be likely given that this sort of adjustment has already occurred, our stock price has been below $1.11, the historical volatility of our stock price and the recent volatility of stocks of companies in our industry and of the stock market in general

•	We fail to have sufficient shares of common stock reserved to satisfy conversions, exercises and other issuances

•	We fail to honor requests for conversion, or notify any holder of Series A Preferred Stock of our intention not to honor requests for conversion

•	We fail to issue shares upon exercise of the warrants

•	We fail to redeem any shares of Series A Preferred Stock when required

     We are also obligated to issue additional shares of common stock every six months to the holders of the Series A Preferred Stock as “premium payments.” As of March 7, 2003, these issuances equaled about 337 shares of common stock for every share of Series A Preferred Stock outstanding at the time the issuance is made. This number of shares will increase every six months, starting with the fourth such issuance (to be made in the second half of 2003), by about 112 shares of common stock for each share of Series A Preferred Stock, up to a maximum of about 786 shares of common stock for every share of Series A Preferred Stock. All of the previous share totals are based upon an assumed stock price of $0.89, which was the closing price of our stock on the Nasdaq National Market on March 7, 2003, but the actual number of shares will be based upon our stock price from time to time as of the payment dates. To date, we have issued 376,661 shares of common stock to holders of Series A Preferred Stock as premium payments on those shares. If the 589 shares of the Series A Preferred Stock outstanding as of February 28, 2003 remain outstanding for five years following such date, we will issue as premium payments an additional 4,064,719 shares of common stock (again based on an assumed stock price of $0.89) to holders of the Series A Preferred Stock, which is 14.35% of the shares of common stock outstanding as of February 28, 2003. We do not receive payment or other consideration for these issuances.

     We amended the rights of the Series C Preferred Stock to (i) provide that any premium payments due thereunder may be paid in either cash or shares of common stock at our option, and (ii) include anti-dilution provisions substantially identical to those applicable with respect to our Series A Preferred Stock. As a result, the number of shares of common stock that we may be required to issue upon conversion of the Series C Preferred Stock will increase substantially in the event that we issue shares of stock for an effective price less than the then conversion price of the Series C Preferred Stock ($1.21 as of March 7, 2003). The premium payment due on each share of Series C Preferred Stock each quarter is currently equal to $200, but will increase beginning with the payment due on June 30, 2004 by $25 per share up to a maximum of $350 per share. If all 1,910.6 shares of Series C Preferred Stock outstanding as of February 28, 2003 remain outstanding for five years following such date, and we choose to pay all premium amounts due on those shares in common stock instead of cash, we will issue an additional 12,612,106 shares of common stock (again based on an assumed stock price of $0.89) to holders of the Series C Preferred Stock, which is 44.54% of the shares of common stock outstanding as of February 28, 2003. We do not receive payment or other consideration for these issuances.

     All of the foregoing issuances of common stock would be substantially dilutive to the outstanding shares of common stock, especially where, as described above, the shares of common stock are issued without additional consideration. We cannot predict whether or how many additional shares of our common stock will become issuable due to these provisions.

     Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock. This could prevent us from sustaining a per share price sufficient to enable us to maintain an active trading market on, or meet the continued listing requests of, the Nasdaq National Market. In addition, any downward pressure on the trading price of our common stock could encourage investors to engage in short sales, which could further contribute to a downward trend in the price of our common stock.

We may be obligated to redeem our Series A and Series C Preferred Stock at a premium to the purchase price.

     Holders of our Series A Preferred Stock and Series C Preferred Stock have the right, under certain circumstances, to require us to redeem for cash all of the preferred stock that they own. The redemption price for the Series A Preferred Stock is the greater of (i) 115% of the original purchase price plus 115% of any accrued premium payment thereon and (ii) the aggregate fair market value of the shares of common stock into which such shares of Series A Preferred Stock are then convertible. The redemption price for the Series C Preferred Stock is the greater of (i) 120% of the original purchase price plus 120% of any accrued premium payment thereon and (ii) the aggregate fair market value of the shares of common stock into which such shares of Series C Preferred Stock are then convertible. As of February 28, 2003, there were 589 shares of Series A Preferred Stock and 1,910.6 shares of Series C Preferred Stock outstanding, with an aggregate redemption price equal to approximately $6.9 million and $23.3 million, respectively.

     The Series A Preferred Stock and Series C Preferred Stock are each redeemable by the holders of the respective series in any of the following situations:

•	If we fail to remove a restrictive legend on any certificate representing any common stock that was issued to any holder of such series upon conversion of their preferred stock or exercise of their warrants and that may be sold pursuant to an effective registration statement or an exemption from the registration requirements of the federal securities laws

•	If we fail to have sufficient shares of common stock reserved to satisfy conversions of the series

•	If we fail to honor requests for conversion, or if we notify any holder of such series of our intention not to honor future requests for conversion

•	If we institute voluntary bankruptcy or similar proceedings

•	If we make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for us or for a substantial part of our property or business, or such a receiver or trustee shall otherwise be appointed

•	If we sell all or substantially all of our assets

•	If we merge, consolidate or engage in any other business combination (with some exceptions), provided that such transaction is required to be reported pursuant to Item 1 of Form 8-K

•	If we commit a material breach under, or otherwise materially violate the terms of, the transaction documents entered into in connection with the issuance of such series

     In addition to the situations already mentioned, the Series A Preferred Stock is redeemable by its holders in either of the following circumstances:

•	If the registration statements covering shares of common stock underlying the Series A Preferred Stock and related warrants cannot be used by the respective selling security holders for the resale of all the underlying shares of common stock for an aggregate of more than 30 days. Our Series C Preferred Stock financing resulted in a reduction of the conversion price of the Series A Preferred Stock and the exercise price of the related warrants, which in turn caused a substantial increase in the number of shares of common stock issuable upon conversion or exercise of the Series A Preferred Stock or related warrants. Consequently, we believe that the holders of Series A Preferred Stock currently may not be able to use these registration statements to resell all of their underlying shares of common stock, and may not have been able to do so for more than 30 days. This means that the holders of Series A Preferred Stock will have the right to redeem their shares of Series A Preferred Stock until we are able to register their additional shares of common stock.

•	If our common stock is not tradable on the NYSE, the AMEX, the Nasdaq National Market or the Nasdaq SmallCap market for an aggregate of twenty trading days in any nine month period. In order for our common stock to continue to be quoted on the National Market, we must satisfy various listing maintenance standards established by Nasdaq, including, among other things, a requirement that we have stockholders’ equity of at least $10 million and that our stock price consistently trades at or above $1.00 per share. We have had, and may continue to have, challenges meeting these requirements to maintain a listing on the Nasdaq National Market. For example, in November 2002, we received a letter from Nasdaq indicating that we were not then in compliance with the requirement to have stockholders’ equity of at least $10 million. In response to the letter, we submitted to Nasdaq a plan to regain compliance with this requirement, which involved increasing the number of shares of common stock authorized in our Certificate of Incorporation and converting our Series B Redeemable Convertible Preferred Stock to Series C Preferred Stock. On February 4, 2003, the last step of this plan was completed, however Nasdaq has recently informed us that we must file, prior to April 15, 2003, a satisfactory pro forma balance sheet as of a recent date before they will consider us to be in compliance with this requirement. Our stock price has recently traded below $1.00 for over one month and we have received a letter from Nasdaq indicating that if we fail to regain compliance with the minimum trading price rule by September 2, 2003 we may receive a notice of delisting from the National Market. If we receive a notice of delisting, we will be required to pursue one of a number of alternatives, including an appeal process with Nasdaq, a possible reverse split of our common stock or a move to an alternative market (including possibly the Nasdaq SmallCap Market), which may be less efficient and less broad-based.

•	If 35% or more of our voting power is held by any one person, entity or group

•	If we fail to pay any indebtedness in excess of $350,000 when due, or if there is any event of default under any agreement that is likely to have a material adverse effect on us

•	Upon the institution of involuntary bankruptcy proceedings

     In addition, the Series C Preferred Stock is redeemable by its holders if, on or prior to November 19, 2004, the two year anniversary of the initial issuance of the Series C Preferred Stock, we issue equity, equity-linked securities, or debt which is convertible into equity, other than (i) upon the exercise of warrants, options or convertible securities issued and outstanding as of the issuance of the Series C Preferred Stock, (ii) upon the grant or exercise of stock options under any stock option plan, (iii) upon issuance or conversion of the Series C Preferred Stock or exercise of the warrants issued in connection with the Series C Preferred Stock, (iv) the issuance of securities in connection with strategic business partnerships, (v) pursuant to an equipment financing from a financial or lending institution and (vi) common stock issued as premium payments on Series A Preferred Stock or Series C Preferred Stock.

     Upon the occurrence of any of the events described above, individual holders of the relevant series of preferred stock (or both series in those cases where the right of redemption is triggered for both the Series A Preferred Stock and the Series C Preferred Stock) would have the option, while such event continues, to require us to purchase some or all of the then outstanding shares of Series A Preferred Stock and/or Series C Preferred Stock, as applicable, held by such holder. If we receive any notice of redemption, we are required to immediately (no later than one business day following such receipt) deliver a written notice to all holders of the same series of preferred stock stating the date when we received the redemption notice and the amount of preferred stock covered by the notice.

     Redemption of the Series A Preferred Stock or Series C Preferred Stock in any event described above would require us to expend a significant amount of cash that would exceed our total available cash and cash equivalents and our ability to make such payments or raise additional capital. In addition, if holders of Series C Preferred Stock were to exercise their rights to have redeemed a material number of their shares as a result of any of the events described above, and such a redemption were to have a material adverse effect on the Company, all holders of our Series A Preferred Stock may be able to redeem their shares as well, further endangering our financial position. See the notes to the financial statement for further details.

Our testing products may not achieve market acceptance, which could limit our future revenue.

     Our ability to establish phenotypic resistance testing as the standard of care to guide and improve the treatment of viral diseases will depend on physicians’ and clinicians’ acceptance and use of phenotypic resistance testing. Phenotypic resistance testing is still relatively new. We cannot predict the extent to which physicians and clinicians will accept and use phenotypic resistance testing. They may prefer competing technologies and products. The commercial success of phenotypic resistance testing will require demonstrations of its advantages and potential economic value in relation to the current standard of care, as well as to competing products. We have introduced two products using our proprietary PhenoSense technology, PhenoSense HIV and PhenoSense GT, which we began actively marketing in November 1999 and November 2001, respectively. We are still in the early stages of development of new products applying our PhenoSense technology to other viral diseases. If PhenoSense HIV or PhenoSense GT is not accepted in the marketplace, our ability to sell other PhenoSense products would be undermined. Market acceptance will depend on:

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

Our revenues will be diminished if government and third-party payors limit the amounts that they will reimburse for our current products, or do not authorize reimbursement for our planned products.

     Government and third-party payors, which reimburse patients and healthcare providers for medical expenses, are attempting to contain or reduce the costs of healthcare and are challenging the prices charged for medical products and services. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare products. This could in the future limit the price that we can charge for our products. This could also hurt our ability to generate revenues. Significant uncertainty exists as to the reimbursement status of new medical products like the products we are currently developing, particularly if these products fail to show demonstrable value in clinical studies. Currently, nearly all public and a majority of private payors have approved the reimbursement of our existing products. However, the majority of our payors are currently reimbursing our products at varying levels from 70% to 100% of our list prices. If government and other third-party payors do not continue to provide adequate coverage and reimbursement for our testing products or do not authorize reimbursement for our planned products, our revenues will be reduced.

Billing complexities associated with health care payors may result in increased bad debt expense, which could impair our cash flow and limit our ability to reach profitability.

     Billing for laboratory services is complex. Laboratories must bill various payors, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, all of whom have different requirements. Billing difficulties often result in bad debt expense which impairs cash flow and ultimately reduces profitability. Most of the bad debt expense is the result of several noncredit related issues, primarily missing or incorrect billing information on requisitions. We perform the requested tests and report test results regardless of incorrect or missing billing information. We subsequently attempt to obtain any missing information and rectify incorrect billing information received from the healthcare provider. Missing or incorrect information on requisitions slows the billing process, creates backlogs of unbilled requisitions and generally increases the aging of accounts receivable. Among many other factors complicating billing are:

•	Pricing differences between our fee schedules and those of the payors

•	Disputes between payors as to which party is responsible for payment

•	Disparity in coverage among various payors

•	Difficulties of adherence to specific compliance requirements and procedures mandated by various payors

     Ultimately, if all issues are not resolved in a timely manner, the related receivables are charged to the allowance for doubtful accounts.

If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our products.

     We currently have 18 sales people and limited marketing resources. In order to commercialize our products effectively and to expand into additional markets, we must effectively utilize our sales and marketing capabilities or arrange with a third party to perform these services. We are currently taking steps in this direction, but we may not be able to do this successfully. If we enter into co-promotion or other marketing arrangements, our share of product revenues is likely to be lower than if we directly marketed and sold our products through our own sales force. If we fail to effectively commercialize our products, our revenue will be reduced.

As a result of our reduction in force, we may incur substantial costs related to the defense of employment claims. We do not have any insurance coverage for such claims.

     In November 2002, we implemented a restructuring plan to reduce the rate of our cash consumption and better align our operating structure with current and expected future economic conditions. The restructuring plan included an immediate reduction in force by approximately 17 percent, or 35 employees, to 176 employees, with reductions occurring in all functional areas. We also reduced officers salaries and consolidated certain operations, including sales and marketing. We recorded a charge of approximately $0.3 million in the fourth quarter of 2002 associated with these actions. The reduction in force could result in a temporary reduction in productivity by our employees, and could affect our ability to attract and maintain qualified personnel in the future. In addition, we have received correspondence from former employees terminated pursuant to the reduction in force who threaten to bring claims against us that stem from their termination. We do not have employee practices liability insurance to cover any potential claims by employees terminated in the reduction of force.

We have limited experience processing patient samples for our resistance tests and may encounter problems or delays in processing tests, or in expanding our automated testing systems, which could result in lost revenue.

     In 2002, we processed approximately 28,000 tests. In order to meet future projected demand for our products and fully utilize our current clinical laboratory facilities, we estimate that we will have to approximately double the volume of patient samples that we process. We are also continuing to develop our quality-control procedures and to establish more consistency with respect to test turnaround so that results are delivered in a timely manner. Thus, we need to develop and implement additional automated systems to perform our tests. We also need to, and may not be able to, develop or purchase more sophisticated software to support the automated tests, analyze the data generated by our tests, and report the results. Further, as we attempt to scale up our processing of patient samples, processing or quality control problems may arise. If we are unable to consistently process patient samples on a timely basis because of these or other factors, or if we encounter problems with our automated processes, our revenues will be limited. We have experienced periods during which our test results were delayed, which in turn delayed delivery of results to our customers. While we take steps to minimize the likelihood of delays, future delays may nevertheless occur.

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

     Our revenues to date and for the foreseeable future consist largely of sales of our PhenoSense products. Sales to our largest customer, Quest Laboratories, accounted for approximately 10% of our total revenues in 2002. Unless and until we diversify and expand our customer base, our future success will significantly depend upon the timing and size of future sales to Quest Laboratories and our other large customers.

     It is likely that we will continue to have significant customer concentration. Our customers are not typically required to purchase tests from us under long-term contracts, and may stop ordering tests from us at any time. The loss of any major customer, a slowdown in the pace of increasing physician and physician group sales as a percentage of sales, or the delay of significant orders from any significant customer, even if only temporary, could have a significant negative impact on our revenues and our ability to fund operations from revenues, generate cash from operations or achieve profitability.

Various testing materials that we use are purchased from single qualified suppliers, which could result in our inability to secure sufficient materials to conduct our business.

     We purchase some of the testing materials used in our laboratory operations from single qualified suppliers. Although these materials could be purchased from other suppliers, we would need to qualify the suppliers prior to using their materials in our commercial operations. Although we believe we have ample inventory stock to allow validation of another source, in the event of a material interruption of these supplies, the quantity of our stock may not be adequate. Any extended interruption, delay or decreased availability of the supply of these materials could prevent us from running our business as contemplated and result in our failure to meet our customers’ demands. If significant customer relationships were harmed by our failure to meet customer demands, our revenues may decrease. We might also face significant additional expenses if we are forced to find alternate sources of supplies, or change materials we use. Such expenses could make it more difficult for us to attain profitability, offer our tests at competitive prices and continue our business as currently conducted or at all.

We are dependent on a license for technology we use in our resistance testing, and our business would suffer if the license was terminated.

     We license technology that we use in our PhenoSense and GeneSeq tests from Roche. We hold a non-exclusive license for the life of the patent term of the last licensed Roche patent. Currently, the last Roche patent expires in 2005. However, if additional patents are identified that would be necessary or useful for our operations, such patents could be added to the license at our option, which may extend the term of the license. We believe that many of our competitors, including Tibotec-Virco (division of Johnson & Johnson) and other resistance testing companies, also license this technology on non-exclusive terms. Roche has the right to terminate this license if we fail to pay royalties, make a semi-annual royalty report or participate in proficiency testing. We believe we are in compliance with these requirements. The license allows us to use technology covered by the licensed Roche patents within a broad field that includes all of our currently planned products. If we were to expand our product line beyond the licensed field, however, we would need to negotiate an expansion of the license. If the license were to be terminated by Roche, we would have to change a portion of our testing methodology, which would halt our testing, at least temporarily, and cause us to incur substantial additional expenses.

The intellectual property underlying our technology and trade secrets may not be adequate, allowing third parties to use our technology or similar technologies, and thus reducing our ability to compete in the market.

     The strength of our intellectual property protection is uncertain. In particular, we cannot be sure that:

•	we were the first to invent the technologies covered by our patent or pending patent applications

•	we were the first to file patent applications for these inventions

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies

•	any of our pending patent applications will result in issued patents

•	any patents issued to us will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties.

     We currently have nine issued patents, five allowed patent applications, and pending applications for seventy-three additional patents, including international counterparts to our US patents. We have licensed seven patents under the Roche license discussed above. These patents cover a broad range of technology applicable across our entire current and planned product line. Other companies may have patents or patent applications relating to products or processes similar to, competitive with or otherwise related to our products. Patent law relating to the scope of claims in the technology fields in which we operate, including biotechnology and information technology, is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we will prevail in any lawsuits regarding the enforcement of patent rights or that, if successful, we will be awarded commercially valuable remedies. In addition, it is possible that we will not have the required resources to pursue offensive litigation or to otherwise protect our patent rights. We also rely on unpatented trade secrets to protect our proprietary technology. Other companies may independently develop or otherwise acquire equivalent technology or gain access to our proprietary technology.

Our products could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we are not successful defending any such litigation or we cannot obtain necessary licenses, could cause us to pay substantial damages and prohibit us from selling our products.

     Companies in our industry typically receive a higher than average number of claims and threatened claims of infringement of intellectual property rights. Third parties have from time to time threatened to assert infringement or other intellectual property claims against us based on their patents or other intellectual property rights. For instance, we have been informed by the National Institutes of Health (“NIH”) that they believe we require a license in order to perform certain of our tests. Although we do not believe we need a license from the NIH, we are in negotiations with the NIH concerning the possibility of entering into a license, and believe that if necessary, a license would be available on commercial terms. To date, we believe that such threatened claims have been immaterial and without merit, and we have not had to incur and do not expect to incur significant costs to defend against or settle such threatened claims. However, in the future we may have to pay substantial damages, possibly including treble damages, for infringement if it is ultimately determined that our products infringe a third party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns.

If we do not successfully introduce new products using our technology, we may not achieve profitability.

     We may not be able to develop and market new resistance testing products for HIV and other serious diseases, including hepatitis B and hepatitis C. Demand for these products will depend in part on the development by others of additional anti-viral drugs to fight these diseases. Physicians will likely use our resistance tests to determine which drug is best for a particular patient only if there are multiple drug treatment options. Several anti-viral drugs currently are in development but we cannot assure you that they will be approved for marketing, or if these drugs are approved that there will be a need for our resistance tests. If we are unable to develop and market resistance test products for other viral diseases, or if an insufficient number of anti-viral drug products are approved for marketing, we may not achieve profitability.

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

     In the past, the FDA has not required that genotypic or phenotypic testing conducted at a clinical laboratory be subject to premarketing clearance or approval, although the FDA has stated that it believes its jurisdiction extends to tests generated in a clinical laboratory. We received a letter from the FDA in September 2001 that asserted such jurisdiction over in-house tests like ours, but which also stated the FDA is not currently requiring premarket approval for HIV monitoring tests such as ours provided that the promotional claims for such tests are limited to its analytical capabilities and do not mention the benefit of making treatment decisions on the basis of test results. The FDA letter also asserted that our GeneSeq test had been misbranded due to the use of purchased analyte specific reagents (ASR’s), if test reports do not include a statement disclosing that the test has not been cleared or approved by the FDA. We now utilize in-house prepared ASRs in our products. The FDA has indicated in discussions that the focus of the letter was our genotypic tests and not our phenotypic tests, but there is no certainty its focus will remain narrow.

     We have had several discussions with the FDA related to its positions set forth in the letter. We do not at this point believe the FDA will require us to take steps that materially affect our business or financial performance, but we cannot guarantee this will remain the case.

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

If we do not comply with laws and regulations governing the confidentiality of medical information, we may lose the state licensure we need to operate our business, and may be subject to civil, criminal or other penalties. Compliance with such laws and regulations could be expensive.

     The Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes the following provisions:

•	Transactions and Code Sets: Covered entities must adopt a standardized format for all electronic claims processing maintained by a health plan, health care provider or health care data clearinghouse. The compliance date for this provision was October 16, 2002. However, Congress approved a twelve-month extension for covered entities wishing to file a formal compliance extension plan. We have filed a formal compliance extension plan due to vendor supplied code not being available until the first quarter of 2003.

•	Privacy: Covered entities must provide for standardized protections for certain types of health-related information and its receipt, delivery and storage and establish a formal privacy program and designate a privacy officer. The compliance date for this provision is April 14, 2003.

     Our HIPAA project plans have two phases: 1) assessment of current systems, applications, processes and procedure testing and validation for HIPAA compliance; and 2) remediation of affected systems, applications, processes and procedure testing and validation for HIPAA compliance.

     We have completed the assessment phase of the Privacy provision and have initiated remediation. We expect to meet the April 2003 required date.

     We have completed the assessment phase of the Transactions and Code Sets provision. Remediation is currently in progress and we expect to meet the October 2003 extension date. We believe that this project will add new functionality to existing systems and plan to capitalize these expenditures as incurred.

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

     We have installed several information systems, including enterprise resource and laboratory information systems. If our information and internal systems do not work effectively, we may experience delays or failures in our operations. These delays or failures could adversely impact the promptness and accuracy of our transaction processing, financial accounting and reporting and ability to properly forecast earnings and cash requirements. Our current and planned systems, transaction processing, procedures and controls may not be adequate to support future operations. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational and financial systems, transaction processing, procedures and controls.

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

     We have been operating since 1995, and began processing patient samples and selling products commercially in 1999. If our management is unable to manage our growth effectively, it is possible that our systems and our facilities may become inadequate. Our success also depends on our continued ability to attract and retain highly qualified management and scientific personnel. Competition for personnel is intense. We believe stock options are a critical component of motivating and retaining our key employees. As we mature as a public company, stock options may be less attractive to potential candidates for our management and scientific positions, and, therefore, it may be more difficult to fill those positions. With the exception of Bill Young, our CEO, we do not have employment agreements with any of our employees, and we do not maintain “key man” insurance for any employee. If any of our key employees were to leave, we may incur significant costs searching for a replacement. In addition, we have entered into severance agreements with our officers that would, in some instances, require us to pay severance to such officers upon the termination of their employment. If we cannot successfully attract and retain qualified personnel, our research and development efforts could be hindered and our ability to run our business effectively and compete with others in our industry will be harmed. Although in the recent past, we have not experienced significant difficulty attracting and retaining key employees, there can be no assurance that we will not encounter difficulty in the future. We are not aware that any key employee has plans to retire or leave in the near future.

We may be subject to litigation, which would be time consuming and divert our resources and the attention of our management.

     We have received correspondence from former employees terminated pursuant to the reduction in force who threaten to bring claims against us that stem from their termination. In addition, we may in the future be subject to other claims and may have to spend significant additional resources and time responding to such claims. Even if we are eventually successful in our defense of any such claim, the time and money spent may prevent us from operating our business effectively or profitably or may distract our management.

Preliminary investigations by the U.S. Attorney’s Office and the Securities and Exchange Commission may be expensive and divert the time and attention of our management.

     Allegations of improper conduct concerning our 2001 and 2002 public revenue guidance were raised by one of our former employees, and similar allegations have been made in internet chat room postings, email and anonymous letter communications. Because these unsubstantiated allegations were repeated in communications to governmental agencies, they have necessarily precipitated preliminary investigations by the U.S. Attorney’s Office, Northern District of California, and the Securities and Exchange Commission. Although we are cooperating fully with these investigations, these preliminary investigations may continue for a prolonged period and may not be concluded in the manner we expect. If these preliminary investigations are prolonged, or are not concluded in the manner we expect, we could incur substantial additional costs and our management’s attention and resources could be increasingly diverted, which generally may prevent management from focusing on the operation of our business and therefore delay our ability to operate profitably.

Our operating results may fluctuate from quarter to quarter, making it likely that, in some future quarter or quarters, we will fail to meet estimates of operating results or financial performance, causing our stock price to fall.

     If revenue declines in a quarter, our losses will likely increase or our earnings will likely decline because many of our expenses are relatively fixed. Though our revenues may fluctuate significantly as we continue to build the market for our products, expenses such as research and development, sales and marketing and general and administrative are not affected directly by variations in revenue. In addition, our cost of product revenue could also fluctuate significantly due to variations in the demand for our product and the relatively fixed costs to produce it. We cannot accurately predict how volatile our future operating results will be because our past and present operating results, which reflect moderate sales activity, are not indicative of what we might expect in the future. As a result it is very difficult for us to forecast our revenues accurately. It is likely that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors, as they have been in the past. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indication of our future performance.

If a natural disaster strikes our clinical laboratory facility, we would be unable to receive and or process our customers’ samples for a substantial amount of time and we would lose revenue.

     We rely on a single clinical laboratory facility to process patient samples for our tests, which are received via delivery service or mail, and have no alternative facilities. We will also use this facility for conducting other tests we develop, and even if we move into different or additional facilities they will likely be in close proximity to our current clinical laboratory. Our clinical laboratory and some pieces of processing equipment are difficult to replace and could require substantial replacement lead-time. Our processing facility may be affected by natural disasters such as earthquakes and floods. Earthquakes are of particular significance since our clinical laboratory is located in South San Francisco, California, an earthquake-prone area. Our laboratory and equipment are insured up to $15.3 million against loss or damage in the event of a fire but not in the event of a flood or an earthquake. We also have business interruption insurance that provides coverage up to $25 million for business losses related to fire. Our insurance coverage may not be adequate to cover total losses incurred in a fire. However, even if covered by insurance, in the event our existing clinical laboratory facility or equipment is affected by natural disasters, we would be unable to process patient samples and meet customer demands or sales projections. If our patient sample processing operations were curtailed or ceased, we would not be able to perform our tests, which would reduce our revenues, and may cause us to lose the trust of our customers or market share.

Terrorist acts and acts of war may seriously harm our business and financial condition.

     Terrorists acts or acts of war (wherever located around the world) may cause damage or disruption to our company, its employees, facilities, partners, suppliers, distributors and resellers, and customers, which could significantly impact our revenues, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 and the potential for future attacks have created many economic and political uncertainties, some of which may materially harm our business and results of operations in ways that cannot presently be predicted. In addition, as our headquarters and our significant patient populations are located in major metropolitan areas of the United States, we may be impacted by actions against the United States. Depending on severity and location, such acts could impact our ability to receive shipments of patient samples or result in a substantial reduction in the number of ordered tests due to the inability of patients to get to their physicians. We will be predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

Concentration of ownership among some of our stockholders may prevent other stockholders from influencing significant corporate decisions.

     At February 12, 2003, approximately 38% of our common stock was beneficially held by a small number of stockholders including our directors, entities affiliated with our directors and former directors, and our executive officers. In addition, our Series A Preferred Stock and Series C Preferred Stock, described elsewhere, are held by a small number of stockholders, some of whom also own shares of our common stock. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in our control at a premium price if these stockholders oppose it. There are also certain approval rights of the Series A Preferred Stock and Series C Preferred Stock, and the few holders of those shares could prevent certain important corporate actions by not approving those actions.

Our stock price may be volatile, and our stock could decline in value.

     The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Our stock price has fluctuated widely since we became a publicly traded company, from a high of $26.75 per share in July 2000 to a low of $0.72 per share in September 2002. The following factors, in addition to other risk factors described in this section, may have a significant negative impact on the market price of our common stock:

•	Period-to-period fluctuations in financial results

•	Financing activities

•	Litigation

•	Announcements of technological innovations or new commercial products by our competitors

•	Results from clinical studies

•	Developments concerning proprietary rights, including patents

•	Publicity regarding actual or potential medical results relating to products under development by our competitors

•	Regulatory developments in the United States and foreign countries

•	Changes in payor reimbursement policies

•	Economic and other external factors or other disaster or crisis

     In addition, should the market price of our common stock remain below $1.00 per share for an extended period and/or our stockholders’ equity falls below $10 million, we risk having our shares delisted from the Nasdaq National Market, which may have a negative effect on our business and our stockholders’ liquidity and may trigger the redemption of our Series A Preferred Stock. These risks are discussed in greater detail in the sections captioned “We may be obligated to redeem our Series A and Series C Preferred Stock at a premium to the purchase price” and “If we fail to meet Nasdaq’s continued listing requirements, our shares may be delisted from the Nasdaq National Market. This could reduce our stockholder’s liquidity, make it more difficult for us to raise capital and, in certain instances, require us to redeem our outstanding shares of Series A Preferred Stock.”

If we fail to meet Nasdaq’s continued listing requirements, our shares may be delisted from the Nasdaq National Market. This could reduce our stockholder’s liquidity, make it more difficult for us to raise capital and, in certain instances, require us to redeem our outstanding shares of Series A Preferred Stock.

     In order for our common stock to continue to be quoted on the National Market, we must satisfy various listing maintenance standards established by Nasdaq, including, among other things, a requirement that we have stockholders’ equity of at least $10 million and that our stock price consistently trades at or above $1.00 per share. We have had, and may continue to have, challenges meeting these requirements to maintain a listing on the Nasdaq National Market. For example, in November 2002, we received a letter from Nasdaq indicating that we were not then in compliance with this requirement. In response to the letter, we submitted to Nasdaq a plan to regain compliance with this requirement, which involved increasing the number of shares of common stock authorized in our Certificate of Incorporation and converting our Series B Preferred Stock to Series C Preferred Stock. On February 4, 2003, the last step of this plan was completed, however Nasdaq has recently informed us that we must file, prior to April 15, 2003, a satisfactory pro forma balance sheet as of a recent date before they will consider us to be in compliance with this requirement. If our stockholders’ equity is later reduced below $10 million as a result of operating losses or for other reasons, we will fail to meet Nasdaq’s stockholder equity requirement. If that occurs, or if we are unable to demonstrate to Nasdaq’s satisfaction that we will be able to sustain compliance with this requirement, Nasdaq may delist our common stock from trading on the Nasdaq National Market.

     Our stock price has recently traded below $1.00 for over one month and we have received a letter from Nasdaq indicating that if we fail to regain compliance with the minimum trading price rule by September 2, 2003 we may receive a notice of delisting from the National Market. If we receive a notice of delisting, we will be required to pursue one of a number of alternatives, including an appeal process with Nasdaq, a possible reverse split of our common stock or a move to an alternative market (including possibly the Nasdaq SmallCap Market), which may be less efficient and less broad-based. As a result, if we were to be delisted from the National Market we may have a harder time accessing capital markets for additional funding, and our stockholders may experience reduced liquidity. In addition, if at any time we are not listed on the National Market, the SmallCap Market, the American Stock Exchange or the New York Stock Exchange, our outstanding shares of Series A Preferred Stock are subject to redemption, which could drain our financial resources and make it difficult or impossible to continue as a going concern.

We may be required to obtain the consent of the holders of our preferred stock before taking corporate actions, which could harm our business.

     Our charter documents require us to obtain the consent of the holders of the Series A and Series C Preferred Stock, each voting as a separate series, before we may issue securities that have senior or equal rights to the respective series, or if we incur unsecured indebtedness for borrowed money, or take other actions with respect to the respective series or other securities. We are also required to obtain the consent of the holders of the Series A and Series C Preferred Stock, again each voting as a separate series, before we amend or modify our certificate of incorporation or bylaws to change any of the rights of such series. To obtain these consents, we would need to get consent from holders of a majority of the outstanding shares of the Series A and Series C Preferred Stock.

     These obligations, and our complicated capitalization structure in general, might frustrate attempts to remove our board or management by making it difficult to find suitable replacements willing to spend substantial amounts of time and efforts on Company matters. Moreover, these obligations may deter a potential acquirer from completing a transaction with us. They may also prevent us from taking corporate actions that would be beneficial to our stockholders and us, such as raising capital. Even if we are not prevented from taking such actions, they might be more expensive to us. This was the case when we issued our Series B Preferred Stock in March 2002, because we had to grant additional warrants to holders of Series A Preferred Stock as consideration in order to secure their consent and waiver concerning the financing and the resulting impact on the Series A Preferred Stock. This was also the case when we issued our Series C Preferred Stock in November 2002, because we had to agree to exchange the shares of Series B Preferred Stock for notes that were convertible into Series C Preferred Stock, and to exchange the warrants associated with shares of Series B Preferred Stock for new warrants as consideration to secure the consent and waiver of the Series B Preferred Stock holders concerning the financing and the resulting impact on their respective preferred stock.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock may fall.

     If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants and upon the conversion of the Series A and Series C Preferred Stock, the market price of our common stock may fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Sales of a substantial number of shares could occur at any time. This may decrease the price of our common stock and may impair our ability to raise capital in the future.

Provisions of our charter documents and Delaware law may make it difficult for our stockholders to replace our management and may inhibit a takeover, either of which could limit the price investors might be willing to pay in the future for our common stock.

     Provisions in our certificate of incorporation and bylaws may make it difficult for our stockholders to replace or remove our current management, and may delay or prevent an acquisition or merger in which we are not the surviving company. In particular:

•	our Board of Directors is classified into three classes, with only one of the three classes elected each year, so that it would take at least two years to replace a majority of our directors

•	our bylaws contain advance notice provisions that limit the business that may be brought at an annual meeting and place procedural restrictions on the ability to nominate directors

•	our stockholders are not permitted to call special meetings or act by written consent

     The Series A Preferred Stock and Series C Preferred Stock also have voting rights relating to many types of transactions, such as the creation or issuance of senior or pari passu equity or debt securities and the payment of dividends or distributions, and are subject to redemption at the option of the holder upon certain mergers, consolidations or other business combinations. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions could discourage changes of our management and acquisitions or other changes in our control and otherwise limit the price that investors might be willing to pay in the future for our common stock.

Item 2. Properties

     We currently lease two buildings and sublease one building, totaling approximately 80,000 square feet of laboratory and office space in South San Francisco, California. Our leases expire in the years 2004 and 2010 and provide us with options to extend the terms for an additional seven and ten years, respectively. Our sublease, which covers approximately 14,000 square feet, expires on September 30, 2003, and provides us with the option to extend for an additional three months.

Item 3. Legal Proceedings

     Allegations of improper conduct concerning our 2001 and 2002 public revenue guidance were raised by one of our former employees, and similar allegations have been made in internet chat room postings, email and anonymous letter communications. Because these unsubstantiated allegations were repeated in communications to governmental agencies, they have necessarily precipitated preliminary investigations by the U.S. Attorney’s Office, Northern District of California, and the Securities and Exchange Commission. As of the date of this Annual Report, no legal action has been filed against us, or any of our officers, directors or employees, and we do not expect that any such action will be filed.

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

     Since May 2, 2000, our common stock has been traded on the Nasdaq National Market under the symbol “VLGC.” The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock on the Nasdaq National Market:

	High	Low

2002
Fourth Quarter	$1.70	$0.75
Third Quarter	$2.90	$0.72
Second Quarter	$3.40	$1.95
First Quarter	$2.96	$1.78
2001
Fourth Quarter	$3.93	$2.25
Third Quarter	$4.26	$1.30
Second Quarter	$4.35	$1.13
First Quarter	$9.50	$1.00

     The last reported sale price of our common stock on the Nasdaq National Market on March 28, 2003 was $1.10. As of March 28, 2003, there were approximately 5,000 stockholders of record of our common stock.

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends on our common stock will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other such factors as the board of directors deems relevant. In addition, as long as any Series A or Series C Preferred Stock are outstanding, we may not, without first obtaining the written approval of the holders of such stock, declare or pay any cash dividends to common stockholders.

     In addition, we are obligated to pay dividends to the Series A and C preferred stockholders. See “Series A Redeemable Convertible Preferred Stock” and “Series C Convertible Preferred Stock” below for further discussion.

Recent Sales of Unregistered Securities.

     The following sets forth the number of shares of our common and preferred stock issued in the fourth quarter of 2002. For these issuances, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”):

     In November 2002, we issued 100,018 shares of our common stock to two holders of our Series A Preferred Stock upon such holders’ conversion of certain shares of Series A Preferred Stock held by such holders. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

     In November 2002, we sold 2,608,695 shares of our common stock to Pfizer Ireland Pharmaceuticals at a price per share of $1.15 for a total purchase price of $3.0 million. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

     In November 2002, we issued 706 shares of our Series C Preferred Stock and warrants to purchase 4,751,074 shares of our common stock for an aggregate purchase price of $7.06 million to certain accredited investors. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act. Each share of Series C Preferred Stock is currently convertible into approximately 8,264 shares of our common stock, although that ratio could change. The warrants have an exercise price of $1.11 per share. The rights of the Series C Preferred Stock and the warrants are discussed in more detail in the notes to our financial statements located elsewhere this Annual Report.

     In December 2002, we issued 462,001 shares of our common stock to two holders of our Series A Preferred Stock upon such holders’ conversion of certain shares of Series A Preferred Stock held by such holders. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

     Information about our equity compensation plans is included in Item 12 of Part III of this Annual Report.

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

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Product revenue	$24,530	$17,815	$7,466	$1,069	$102
NIH grant revenue	731	458	—	—	—

Total revenue	25,261	18,273	7,466	1,069	102
Operating costs and expenses:
Cost of product revenue	14,589	11,845	5,457	627	17
Research and development	10,406	11,693	10,080	9,588	5,977
General and administrative	10,550	11,376	10,841	6,804	1,782
Sales and marketing	11,716	10,336	5,890	1,196	484

Total operating costs and expenses	47,261	45,250	32,268	18,215	8,260

Operating loss	(22,000)	(26,977)	(24,802)	(17,146)	(8,158)
Interest income	307	1,143	1,868	249	302
Interest expense	(423)	(466)	(262)	(243)	(198)
Other income	347	106	—	—	—

Net loss	(21,769)	(26,194)	(23,196)	(17,140)	(8,054)
Deemed dividend to preferred stockholders	(10,551)	(2,269)	(15,700)	(3,100)	—
Preferred stock dividend	(977)	(334)	—	—	—

Net loss applicable to common stockholders	$(33,297)	$(28,797)	$(38,896)	$(20,240)	$(8,054)

Basic and diluted net loss per common share	$(1.38)	$(1.43)	$(2.62)	$(4.24)	$(1.71)

Shares used in computing basic and diluted net loss per common share	24,157	20,072	14,852	4,772	4,700

     See notes to the financial statements for a description of the number of shares used in the computation of the basic and diluted net loss per common share.

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$11,145	$8,962	$23,794	$2,208	$9,564
Accounts receivable, net	4,924	4,562	2,404	550	—
Working capital (a)	(239)	7,508	21,097	522	7,398
Restricted cash	707	1,000	2,029	950	—
Total assets	30,486	37,851	43,647	9,777	13,275
Long-term portion of capital lease obligations	419	1,341	945	—	—
Long-term portion of loans payable	—	174	1,019	1,051	1,948
Long-term advance from subtenant	—	975	—	—	—
Redeemable convertible preferred stock	4,249	11,228	—	—	—
Accumulated deficit	(100,764)	(78,995)	(52,801)	(29,605)	(12,465)
Total stockholders’ equity (a)	7,014	13,471	33,643	4,698	8,830

(a)	At December 31, 2002, short-term liabilities include $12.05 million of Series C Convertible Secured Promissory Notes. On February 4, 2003, our stockholders ratified the Series C Private Placement resulting in the conversion of the Notes into stockholders’ equity. See notes to financial statements for further details.

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

OVERVIEW

     We are a biotechnology company developing, marketing and selling innovative products to guide and improve treatment of viral diseases. We incorporated in the state of Delaware on November 14, 1995 and commenced commercial operations in 1999. We developed a practical way of directly measuring the impact of genetic mutations on drug resistance and using this information to guide therapy. We have proprietary technology, called PhenoSense, for testing drug resistance in viruses that cause serious viral diseases such as HIV/AIDS, hepatitis B and hepatitis C. Our products are used by physicians in selecting optimal treatments for their HIV patients and by industry, academia and government for clinical studies, drug screening and characterization, and basic research.

Equity Investment by Pfizer

     In November 2002, we entered into a Stock Purchase Agreement with Pfizer Ireland Pharmaceuticals (an affiliate of Pfizer, Inc.) in which we agreed to issue and sell an aggregate of 2.6 million shares of our common stock for gross proceeds of $3.0 million. Concurrently, we entered into a master services agreement and a non-exclusive license agreement with Pfizer, Inc. for our HIV drug resistance tests and services.

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

     Of the 1,625 shares issued in the financing, 589 shares remain outstanding as of February 28, 2003, and the others were converted into an aggregate of 4.6 million shares of our common stock. As a result of the sales of Series B Preferred Stock and Series C Preferred Stock financings, which are described below, the conversion price of the Series A Preferred Stock and the exercise price of the warrants issued to the purchasers of the Series A Preferred Stock has each been reduced to $1.11. Accordingly, the 589 shares of Series A Preferred Stock currently outstanding are now convertible into approximately 5.3 million shares of common stock, and the warrants are now exercisable for approximately 8.1 million shares of common stock.

     The Series A Preferred Stock bears an initial 6% annual dividend rate which increases to an 8% annual rate on the fourth such payment, then increases by two percentage points every six months up to a maximum annual rate of 14%. This dividend is paid as a stock dividend semi-annually. The holders of Series A Preferred Stock may elect to convert their shares into our common stock at any time, just as they may choose to exercise their warrants at any time. We may, at our option, convert the Series A Preferred Stock into common stock at any time after June 21, 2002 for Series A Preferred Stock issued at the first closing and after July 9, 2002 for Series A Preferred Stock issued at the second closing, but only if our stock price exceeds $5.10 for 20 consecutive trading days. We may also, at our option, convert the Series A Preferred Stock into common stock upon a sale of common stock in a firm commitment underwritten offering to the public if the public offering price exceeds $5.10, the aggregate gross proceeds exceed $40 million and the registration statements referenced above are effective.

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

     The holders of Series A Preferred Stock have the right to require us to redeem all of the Series A Preferred Stock for cash equal to the greater of (i) 115% of their original purchase price plus 115% of any accrued and unpaid dividend or (ii) the aggregate fair market value of the shares of common stock into which such shares of Series A Preferred Stock are then convertible, upon certain triggering events, as defined in the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. In addition, we may redeem the Series A Preferred Stock at any time after June 29, 2003, for Series A Preferred Stock issued at the first closing and after September 27, 2003 for Series A Preferred Stock issued at the second closing. The Series A Preferred Stock is non-voting, except with respect to certain extraordinary transactions. Due to the nature of the redemption features of the Series A Preferred Stock, we excluded the Series A Preferred Stock from equity in our financial statements.

Series B Redeemable Convertible Preferred Stock

     On March 22, 2002, we entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 1,005 shares of Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) with warrants to purchase an aggregate of 2.2 million shares of common stock, for an aggregate purchase price of $10.05 million. In connection with this financing, we also granted warrants to purchase an aggregate of 637,261 shares of common stock to holders of Series A Preferred Stock, as a payment in order to secure their consent and waiver concerning the financing and the resulting impact on the Series A Preferred Stock. The transaction closed on March 25, 2002.

     We recorded a deemed dividend of $2.9 million in the first quarter of 2002 relating to the beneficial conversion feature of the Series B Preferred Stock and the additional warrants issued to the holders of the Series A Preferred Stock in connection with the Series B Preferred Stock financing. The net proceeds of $2.6 million attributable to the fair value of warrants are included in additional paid-in capital.

     In connection with our sale of Series C Preferred Stock, we also agreed to exchange all of the outstanding Series B Preferred Stock into Convertible Promissory Notes, which were subsequently converted into Series C Preferred Stock. We also exchanged all of the warrants issued to the purchasers of the Series B Preferred Stock in connection with their purchase of Series B Preferred Stock for new warrants. These transactions are discussed further below.

Series C Convertible Preferred Stock

     On November 14, 2002, we entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 706 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) and warrants to purchase an aggregate of 4.4 million shares of common stock, for an aggregate purchase price of $7.06 million. The transaction closed on November 19, 2002.

     The Series C Preferred Stock bears an initial 8% annual dividend rate which increases to a 9% annual dividend rate on June 30, 2004, then increases by one percentage point every quarter thereafter up to a maximum annual rate of 14%, subject to an additional increase to an annual rate of 15% under certain circumstances. Subject to the limitations described below, the holders of Series C Preferred Stock may elect to convert their shares into common stock at any time. Upon conversion, each share of Series C Preferred Stock is convertible into approximately 8,264 shares of common stock. Subject to the limitations described below, we may, at our option, convert the Series C Preferred Stock into common stock (i) at any time after the first anniversary of the issuance of the Series C Preferred Stock, but only if our stock price exceeds $2.42 for 20 consecutive trading days or (ii) with the consent of a majority of the holders of the Series C Preferred Stock. The Warrants are exercisable beginning May 20, 2003 and expire November 19, 2007. The exercise price of the Warrants is $1.11 per share.

     The holders of Series C Preferred Stock are not subject to any limitations on the number of conversions of Series C Preferred Stock or subsequent sales of the corresponding common stock that they can effect, other than a prohibition on any holder acquiring, upon conversion, beneficial ownership of more than 4.99% of the outstanding shares of our common stock, or, in the case of Biotech Target NV and its affiliates, more than 19.99% of the outstanding shares of our common stock. This limitation also applies to our ability to convert Series C Preferred Stock to common stock.

     We recorded a deemed dividend of $7.7 million in the fourth quarter of 2002 relating to the issuance of the Series C Preferred Stock. The charge includes deemed dividends associated with an automatic adjustment of the conversion price of our Series A Preferred Stock, which was triggered as a result of the issuance of the Series C Preferred Stock. The charge also includes deemed dividends associated with the exchange of the Series B Preferred Stock described below, and the sale of the Series C Preferred Stock together with the Warrants described above.

     The investors of Series C Preferred Stock have the right to require us to redeem all of the Series C Preferred Stock for cash equal to the greater of (i) 120% of their original purchase price plus 120% of any accrued and unpaid dividend or (ii) the aggregate fair market value of the shares of common stock into which such shares of Series C Preferred Stock are then convertible, upon certain triggering events. The Series C Preferred Stock is non-voting, except with respect to certain extraordinary transactions. In addition, until November 19, 2004, in the event that we propose to issue any equity securities or debt which is convertible into equity securities, each holder of Series C Preferred Stock will have the right to purchase a certain amount of such securities or debt based upon its holdings of Series C Preferred Stock.

Exchange of Series B Preferred Stock; Issuance of Notes; Exchange of Warrants

     On November 14, 2002, we entered into an exchange agreement with all of the holders of Series B Preferred Stock in order to secure their consent to the Series C Preferred Stock financing and the resulting impact on the Series B Preferred Stock, and to increase the number of shares of our common stock available for issuance upon conversion of the Series C Preferred Stock. Of the 1,005 shares issued in the original Series B Preferred Stock financing, 995 shares remained outstanding as of November 14, 2002, and the others had been converted into an aggregate of 43,858 shares of our common stock. Pursuant to the exchange agreement, on November 19, 2002, we repurchased all of the outstanding Series B Preferred Stock in exchange for convertible secured promissory notes (“Notes”). The aggregate principal amount of the Notes was $12.05 million. In addition, the Notes bore an interest rate of 8%, had a maturity date of March 19, 2003 and were secured by substantially all of our assets. Following the approval of our stockholders in February 2003, (i) the principal amount of the Notes was automatically converted into an aggregate of 1,204.6 shares of Series C Preferred Stock, and (ii) an amount equal to the accrued interest on the Notes from November 19, 2002 through December 31, 2002 was paid to the holders of the Notes in cash, and (iii) all other accrued and unpaid interest was forgiven. In addition, pursuant to the exchange agreement, following approval of our stockholders, the Series B holders received warrants to purchase common stock in exchange for the warrants originally issued to the Series B holders in connection with their purchase of Series B Preferred Stock (the “Replacement Warrants”).

Subsequent Events

     On February 4, 2003, we held a Special Meeting of Stockholders, at which our stockholders (i) approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 60,000,000 shares to 100,000,000 shares; (ii) ratified and approved the terms of our Series C Preferred Stock financing, including, without limitation, the conversion of certain secured convertible promissory notes issued to prior Series B Preferred stockholders into an aggregate of 1,204.6 shares of our Series C Convertible Preferred Stock and the issuance of warrants to purchase 5.0 million shares of our common stock in exchange for outstanding warrants to purchase 2.2 million shares of our common stock; and (iii) approved an amendment to our Amended and Restated Certificate of Incorporation to amend the Certificate of Designations, Rights and Preferences for the Series C Convertible Preferred Stock to (a) provide that any dividend payments due thereunder may be paid in either cash or shares of common stock at our option, and (b) include anti-dilution provisions substantially identical to those applicable with respect to our Series A Convertible Preferred Stock.

     We expect to record a deemed dividend of approximately $2.2 million in the first quarter of 2003, relating to the beneficial conversion feature of the warrant exchange. The deemed dividend will increase the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and will be included in stockholders’ equity as offsetting charges and credits to additional paid-in capital.

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

Revenue Recognition

     Revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payor programs, including Medicare. Billings for services under third-party payor programs are included in revenues net of an allowance for contractual discounts and an allowance for differences between the amounts billed and estimated payment amounts. We estimate these allowances based on historical payment information and current sales data. If the government and other third-party payors significantly change their reimbursement policies or the relative mix of third-party payors changes, an adjustment to the allowance may be necessary. Revenue generated from our database of resistance test results is recognized when earned under the terms of the related agreements, generally at the shipment of the requested reports. National Institutes of Health (“NIH”) grant revenue is recorded on a reimbursement basis as grant costs are incurred. Costs associated with NIH grant revenue are included in research and development expenses. Deferred revenue relates to cash received in advance of delivery.

Deferred Tax Assets

     We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Due to our lack of earnings history, the net deferred tax assets at December 31, 2002 have been fully offset by a valuation allowance.

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

Stock Based Compensation

     We have elected to continue to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock-Based Compensation” (“APB 25”) to account for employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. Deferred compensation, if recorded, is amortized using the graded vesting method. Statement of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS 148”) requires the disclosure of pro forma information regarding net loss and net loss per share as if we had accounted for its stock options under the fair value method. See “Summary of Significant Accounting Policies” note to the financial statements for further discussion.

     We account for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued and expensed over their vesting periods.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Years Ended December 31, 2001 and 2000.

	2002	2001	2000

	(In thousands)
Patient testing	$17,845	$12,041	$5,298
Pharmaceutical testing	6,685	5,774	2,168

Product revenue	24,530	17,815	7,466
NIH grant revenue	731	458	—

Total revenue	$25,261	$18,273	$7,466

     Revenue. Revenue was $25.3 million, $18.3 million and $7.5 million in 2002, 2001 and 2000, respectively. The increase of $7.0 million in 2002 as compared to 2001 and $10.8 million in 2001 as compared to 2000 was primarily attributable to greater sales of PhenoSense HIV, GeneSeq HIV and the introduction of PhenoSense GT in the fourth quarter of 2001. In addition, in 2001, we were awarded NIH research grants to develop new technologies to measure HIV resistance to entry inhibitors and viral replication capacity or “fitness.” We believe increased demand for existing products and new product launches will be the primary factors contributing to an increased level of sales in 2003 as compared to 2002. We anticipate quarterly differences in the revenue growth rate due to timing of various clinical studies and the seasonal effects observed in patient testing, which is most noticeable in the first and third quarters.

     Cost of product revenue. Cost of product revenue was $14.6 million, $11.8 million and $5.5 million in 2002, 2001 and 2000, respectively. The increases of $2.7 million in 2002 as compared to 2001 and $6.4 million in 2001 as compared to 2000, were due to the higher volume of testing and continued expansion of our clinical laboratory activities. Included in these costs are materials, supplies, labor and overhead related to the tests. In addition, in 2002, we recorded a charge of $61,000 related to the implementation of the business restructuring plan as discussed below. Gross margins increased to 41% in 2002 from 34% in 2001 and 27% in 2000 primarily due to improved operational efficiency and economies of scale. We anticipate that the total cost of product revenue in the future will increase as we increase the volume of our testing but at a lower growth rate than the anticipated revenue growth rate.

     Research and development. Research and development costs were $10.4 million, $11.7 million and $10.1 million in 2002, 2001 and 2000, respectively. The decrease of $1.3 million in 2002 as compared to 2001 was primarily the result of reallocating certain clinical research and research and development resources to revenue generating activities, partially offset by a charge of $54,000 related to the implementation of the business restructuring plan as discussed below. The increase of $1.6 million in 2001 as compared to 2000 was primarily related to research and development efforts for new products and to enhance our PhenoSense HIV test.

     Total research and development expenses included certain costs reimbursed by the NIH for the development of the PhenoSense HIV Entry, GeneSeq HIV Entry and Replication Capacity HIV assays.

The development costs reimbursed by the NIH were as follows:

	Year Ended
	December 31,

	2002	2001

	(In thousands)
PhenoSense HIV Entry and GeneSeq HIV Entry assays	$300	$300
Replication Capacity HIV assay	431	158

Total	$731	$458

     Because our resistance tests target viral diseases and our product lines overlap, most of our core research and development activities are advancing multiple potential product lines. Due to this substantial overlap, we do not track costs on a project by project basis, except for the costs reimbursed by the NIH as discussed above. We expect research and development spending in the future to trend with the level of NIH grants and/or other research and development cost reimbursement arrangements under contract.

     Below is a summary of products and products in development. The information in the column labeled “Estimated Completion” contains forward-looking statements regarding completion of products in development and is dependent on securing NIH grants and/or other research and development funding as well as demand for the products. The actual timing of completion of those products could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the completion of our products, see “Risk Factors Related to Our Business.”

     The following summarizes our products and products in development:

Estimated Completion

PhenoSense HIV, a phenotypic HIV test
Pharmaceutical and patient testing	Completed

GeneSeq HIV, a genotypic HIV test
Pharmaceutical and patient testing	Completed

PhenoSense GT, a combination phenotype/genotype HIV test
Patient testing	Completed

Replication Capacity HIV, a measurement of fitness (1)
Pharmaceutical testing	Completed
Patient testing	Completed

PhenoScreen, a high-throughput screening assay
Pharmaceutical testing	Completed

PhenoSense HIV Entry and GeneSeq HIV Entry Assays, entry inhibitor assays (2)
Pharmaceutical testing	Completed
Patient testing (3)	2004

PhenoSense HIV Vaccine Entry, an entry neutralization assay
Pharmaceutical testing	Completed

GeneSeq HBV, a genotypic hepatitis B test
Pharmaceutical testing	Completed
Patient testing(3)	2005

PhenoSense HBV, a phenotypic hepatitis B test
Pharmaceutical testing	2004
Patient testing (3)	2006

PhenoSense HCV, a phenotypic hepatitis C test
Pharmaceutical testing	2004
Patient testing(3)	2006

GeneSeq HCV, a genotypic hepatitis C test
Pharmaceutical testing	2003
Patient testing(3)	2005

(1)	Currently offered free of charge on phenotypic reports; in the future may be offered as a stand-alone product.

(2)	This test may be incorporated into one of our existing products or possibly offered as a stand-alone product.

(3)	This test is expected to be offered after pharmaceutical drugs are available for patient use.

     General and administrative. General and administrative expenses were $10.6 million, $11.4 million and $10.8 million in 2002, 2001 and 2000, respectively. The decrease of $0.8 million in 2002 as compared to 2001 was primarily due to a reduction in noncash compensation expenses related to granting stock and options prior to our initial public offering, offset by a charge of $96,000 related to the implementation of the business restructuring plan as discussed below. The increase of $0.5 million in 2001 as compared to 2000 was due to greater spending on salaries and benefits resulting from increased employee headcount and additional corporate infrastructure to support revenue growth, partially offset by a $2.2 million reduction in non-cash compensation expenses primarily related to granting stock and options prior to our initial public offering in 2000. In 2003, we expect general and administrative expenses to decrease primarily due to continued leveraging of existing infrastructure and the implementation of the business restructuring plan as discussed below.

     Stock Based Compensation. Deferred compensation for options granted to employees is the difference between the exercise price and the deemed fair value for financial reporting purposes of our common stock on the date certain options were granted and is a component of stockholders’ equity. In 2002 and 2001, all options were granted at fair value and no deferred compensation was recorded. In connection with the grant of stock options to employees, prior to our initial public offering, we recorded deferred stock compensation of approximately $1.6 million in 2000. Stock based compensation is being amortized over the vesting period for the individual options. We recorded related amortization of $0.7 million, $1.5 million and $3.6 million in 2002, 2001 and 2000, respectively.

     We determined compensation for options granted to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18 as the fair value of the equity instruments issued. We record compensation for options granted to non-employees as the related services are rendered, and the value of the compensation may be periodically remeasured and the expense adjusted accordingly as the underlying options vest. We recorded $0.2 million, $0.2 million and $0.3 million of stock based compensation for non-employees in 2002, 2001 and 2000, respectively. The aggregate value of these options is $0.3 million, calculated based on the deemed fair value of our common stock at December 31, 2002 and will be recorded over the period of the related services, which is generally one to four years.

     Sales and marketing. Sales and marketing expenses were $11.7 million, $10.3 million and $5.9 million in 2002, 2001 and 2000, respectively. The increases of $1.4 million in 2002 as compared to 2001 and $4.4 million in 2001 as compared to 2000, were primarily attributable to the expansion of our sales force and increased marketing programs related to the commercialization of our existing and new products, including PhenoSense GT. In addition, in 2002, we recorded a charge of $75,000 related to the implementation of the business restructuring plan as discussed below. In 2003, we expect sales and marketing expenses to decrease primarily due to continued effective utilization of our sales and marketing capabilities and the implementation of the business restructuring plan as discussed below.

     Interest income. Interest income was $0.3 million, $1.1 million and $1.9 million in 2002, 2001 and 2000, respectively. The decrease of $0.8 million in 2002 as compared to 2001 and $0.7 million in 2001 as compared to 2000 were primarily due to lower average cash balances resulting from expenditures made to support growth in company operations and lower interest rates.

     Interest expense. Interest expense was $0.4 million, $0.5 million and $0.3 million in 2002, 2001 and 2000, respectively. The decrease of $43,000 in 2002 as compared to 2001 was primarily due to the payoff of several equipment loans which ended. The increase of $0.2 million in 2001 as compared to 2000 was due to increased equipment financing.

     Other income. Other income was $0.3 million and $0.1 million in 2002 and 2001, respectively, which represents residual income from one of our subleases. For further discussion, see Liquidity and Capital Resources below.

     Deemed dividend. In 2000, we sold 8.5 million shares of Series C Preferred Stock for 4.2 million shares of common stock as converted. We received proceeds of approximately $15.6 million in 2000. After re-evaluating the fair value of our common stock in contemplation of our initial public offering, we determined that the issuance of the Series C Preferred Stock resulted in a beneficial conversion feature of approximately $15.7 million in 2000.

     In 2001, we sold 1,625 shares of Series A Preferred Stock with warrants to purchase an aggregate of 3.2 million shares of common stock, for an aggregate purchase price of $16.25 million. We determined that the issuance of the Series A Preferred Stock resulted in a beneficial conversion feature of $2.3 million in 2001.

     In the first quarter of 2002, we sold 1,005 shares of Series B Preferred Stock with warrants to purchase an aggregate of 2.2 million shares of common stock, for an aggregate purchase price of $10.05 million. In connection with this financing, we also granted warrants to purchase an aggregate of 637,261 shares of common stock to holders of Series A Preferred Stock as a payment in order to secure their consent and waiver concerning the financing and the resulting impact on the Series A Preferred Stock. In the fourth quarter of 2002, we sold 706 shares of Series C Preferred Stock with warrants to purchase an aggregate of 4.4 million shares of common stock, for an aggregate purchase price of $7.06 million. We determined that the issuance of the Series B and Series C Preferred Stock resulted in a beneficial conversion feature of $2.9 million and $7.7 million, respectively, for a total of $10.6 million in 2002.

     The beneficial conversion features were calculated in accordance with Emerging Issues Task Force Consensus No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features” and Emerging Issues Task Force Consensus No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” The beneficial conversion features were reflected as deemed dividends in the Statement of Operations of $10.6 million, $2.3 million and $15.7 million in 2002, 2001 and 2000, respectively, and are included in stockholders’ equity as offsetting charges and credits to additional paid-in capital.

     Preferred stock dividend. We recorded a preferred stock dividend of $1.0 million and $0.3 million in 2002 and 2001, respectively. The Series A Preferred Stock issued in 2001 bears an initial 6% annual dividend rate, payable twice a year in shares of common stock, which increases to an 8% annual rate on the fourth such payment, and then increases by 2 percentage points every six months thereafter up to a maximum annual rate of 14%. The Series B Preferred Stock issued in 2002 received cash dividends based on a 6% annual dividend rate until November 2002 when the Series B Preferred Stock was exchanged for secured convertible promissory notes. The Series C Preferred Stock bears an initial 8% annual dividend rate, payable quarterly, which increases to a 9% annual dividend rate on June 30, 2004, then increases by one percentage point every quarter thereafter up to a maximum annual rate of 14%. In 2002, the Series C Preferred Stock dividend was paid in cash.

LIQUIDITY AND CAPITAL RESOURCES

     We expect our available cash, investments and short-term restricted cash of $11.4 million at December 31, 2002, funds provided by the sale of our products, grant revenue, and borrowing under equipment financing arrangements will be adequate to fund our operations through December 2003, assuming revenues reach projected levels and cost containment measures are effective. In addition, we plan to continue to evaluate various strategic opportunities, including among others, research and development collaborations, international alliances and marketing partnerships.

     We have funded our operations since inception primarily through public and private sales of common and preferred stock, equipment financing arrangements and product sales. In particular, we have completed three private financings since our initial public offering in May 2000. Although we expect our operating and capital resources will be sufficient to meet future requirements through December 2003, we may have to raise additional funds to continue the development and commercialization of future technologies and our business operations in general. These funds may not be available on favorable terms, or at all. If adequate funds are not available on commercially reasonable terms, we may be required to curtail operations significantly or sell significant assets and may not be able to continue as a going concern. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.

     In addition, we have had, and may continue to have, challenges meeting the requirements to maintain a listing on the Nasdaq National Market including, among other things, requirements that we have stockholders’ equity of at least $10 million and that our stock price consistently trades at or above $1.00 per share. If we fail to meet the listing maintenance standards established by Nasdaq, we may receive a notice of delisting from the Nasdaq National Market. If we receive a notice of delisting, we will be required to pursue one of a number of alternatives, including an appeal process with Nasdaq, a possible reverse split of our common stock or a move to an alternative market (including possibly the Nasdaq SmallCap Market), which may be less efficient and less broad-based. As a result, if we were to be delisted from the National Market we may have a harder time accessing capital markets for additional funding, and our stockholders may experience reduced liquidity. Also, if at any time we are not listed on the National Market, the Nasdaq SmallCap Market, the American Stock Exchange or the New York Stock Exchange, our outstanding shares of Series A Preferred Stock would be subject to redemption.

     Net cash used in operating activities was $19.3 million, $24.1 million and $18.5 million in 2002, 2001 and 2000, respectively. Cash used in operating activities primarily relates to ongoing operating losses as discussed above.

     Net cash provided by investing activities was $10.7 million in 2002. Net cash used in investing activities was $2.2 million and $20.5 million in 2001 and 2000, respectively. The increase of $12.9 million in 2002 as compared to 2001 is primarily from maturities and sales of short-term investments, receipt of $3.8 million for the lease assignment of excess facilities, a tenant improvement reimbursement of $1.3 million and lower capital expenditures in 2002, partially offset by purchases of short-term investments. The decrease in cash used in investing activities of $18.3 million in 2001 as compared to 2000 is primarily due to net proceeds from the sale of short-term investments in 2001 as compared to net purchases of short-term investment in 2000. We also received $2.6 million in 2001 as an advance from one of our subtenants.

     Net cash provided by financing activities was $17.8 million, $15.1 million and $49.4 million in 2002, 2001 and 2000, respectively. The net cash provided by financing activities in 2002 resulted primarily from our issuance of Series B and Series C Preferred Stock and an equity investment from Pfizer Ireland Pharmaceuticals for net proceeds of approximately $19.0 million. Net cash provided by financing activities in 2001 resulted primarily from our issuance of Series A Preferred Stock for net proceeds of approximately $14.7 million and equipment financing of approximately $1.3 million. Net cash provided by financing activities in 2000 resulted primarily from our initial public offering. We sold 5.0 million shares of common stock at $7.00 per share for net proceeds of approximately $31.2 million. In addition, we sold Series C Preferred Stock for approximately $15.6 million in 2000.

     We currently lease two buildings and sublease one building, totaling approximately 80,000 square feet of laboratory and office space in South San Francisco, California. The leases expire in the years 2004 and 2010 and provide us with options to extend the terms for an additional seven and ten years, respectively. The sublease, which covers approximately 14,000 square feet, expires on September 30, 2003, and provides us with the option to extend for an additional three months.

     In June 2002, we assigned a lease of excess laboratory and office space and transferred ownership through the sale of related leasehold improvements and equipment to a third party. We received net proceeds from the lease assignment of $3.8 million, resulting in a net gain of $0.3 million which is included in accrued liabilities and other long-term liabilities and is recognized as other income over the sublease term. In the event of default by the assignee, we would be contractually obligated for payments under the lease of: $1.0 million in 2003; $1.4 million in 2004; $1.4 million in 2005; and $8.5 million from 2006 through 2011.

     In July 2001, we sublet approximately 12,000 square feet of one of our existing facilities to a third party for a term of 18 months, which ended in January 2003. The rental income generated from this sublease was $0.6 million and $0.3 million in 2002 and 2001, respectively, and is recorded as a partial offset to rental expense.

     At December 31, 2002, our contractual obligations for the next five years and thereafter, excluding the lease assignment guarantee and sublease rental income, are as follows:

	Payments Due By Period

	Less Than
	1 Year	2-3 Years	4-5 Years	Thereafter	Total

	(In thousands)
Operating leases	$1,849	$2,442	$1,993	2,464	$8,748
Capital leases	1,271	449	—	—	1,720
Equipment loans	423	—	—	—	423
Materials and service contracts	600	—	—	—	600

Total	$4,143	$2,891	$1,993	$2,464	$11,491

     In addition, the Company is obligated to pay dividends to the Series A and C preferred stockholders. See “Capital Stock” note to the financial statements for further discussion.

     The contractual obligations discussed above are fixed costs. If we are unable to generate sufficient cash from operations to meet these contractual obligations, we may have to raise additional funds. These funds may not be available on favorable terms or at all.

     Income taxes. We have incurred net operating losses since inception. At December 31, 2002, we had federal and state net operating loss carryforwards of approximately $91.0 million and $36.0 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates between the years 2010 and 2022, if not utilized. The state of California net operating losses will expire at various dates between the years 2005 and 2013, if not utilized. Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

     Business restructuring. In November 2002, we implemented a business restructuring plan to reallocate certain resources to revenue maximizing activities and reduce cash consumption. The plan included a reduction in force of approximately 17% or 35 employees: 8 employees in laboratory operations; 6 employees in research and development; 8 employees in sales and marketing; and 13 employees in administration. In the fourth quarter of 2002, we recorded a charge for salaries, severance and other personnel related costs to the respective departments totaling $0.3 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” to account for employee stock options.

     In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. The adoption of the recognition and measurement provisions of FIN 45 did not have a material effect on our results of operations or financial position.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The provisions SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on our results of operations or financial position.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS 4 “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that Statement, SFAS 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 also rescinds SFAS 44 “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 amends SFAS 13 “Accounting for Leases” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 generally are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 did not have a material effect on our results of operations or financial position.

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

     We have audited the accompanying balance sheets of ViroLogic, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also include the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ViroLogic, Inc. at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/ ERNST & YOUNG LLP

Palo Alto, California
February 7, 2003

VIROLOGIC, INC.

BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$10,559	$1,399
Short-term investments	586	7,563
Accounts receivable, net of allowance for doubtful accounts of $989 and $588 in 2002 and 2001, respectively	4,924	4,562
Prepaid expenses	811	1,464
Tenant improvement reimbursement	—	1,286
Inventory	958	956
Restricted cash	257	100
Other current assets	125	385

Total current assets	18,220	17,715
Property and equipment, net	10,961	18,381
Restricted cash	450	900
Other assets	855	855

Total assets	$30,486	$37,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$831	$2,304
Accrued compensation	863	2,036
Accrued liabilities	2,456	2,386
Advance from subtenant	—	1,300
Deferred revenue	674	314
Convertible promissory notes	12,046	—
Current portion of capital lease obligations	1,173	977
Current portion of loans payable	416	890

Total current liabilities	18,459	10,207
Long-term portion of capital lease obligations	419	1,341
Long-term portion of loans payable	—	174
Long-term deferred rent	345	455
Long-term advance from subtenant	—	975
Redeemable convertible preferred stock, $0.001 par value, 606 and 1,523 shares authorized, designated by series, 589 and 1,523 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively; aggregate liquidation preference of $6,013 at December 31, 2002	4,249	11,228
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 4,999,394 and 4,998,477 shares authorized, designated by series, 706 and none issued and outstanding at December 31, 2002 and 2001, respectively; aggregate liquidation preference of $7,060 at December 31, 2002	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized; 28,263,255 and 20,650,012 shares issued and outstanding at December 31, 2002 and 2001, respectively	28	21
Additional paid-in capital	107,925	93,226
Accumulated other comprehensive income	7	94
Deferred compensation	(182)	(875)
Accumulated deficit	(100,764)	(78,995)

Total stockholders’ equity	7,014	13,471

Total liabilities and stockholders’ equity	$30,486	$37,851

See accompanying notes.

VIROLOGIC, INC.

STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Revenue:
Product revenue	$24,530	$17,815	$7,466
NIH grant revenue	731	458	—

Total revenue	25,261	18,273	7,466
Operating costs and expenses:
Cost of product revenue	14,589	11,845	5,457
Research and development	10,406	11,693	10,080
General and administrative	10,550	11,376	10,841
Sales and marketing	11,716	10,336	5,890

Total operating costs and expenses	47,261	45,250	32,268

Operating loss	(22,000)	(26,977)	(24,802)
Interest income	307	1,143	1,868
Interest expense	(423)	(466)	(262)
Other income	347	106	—

Net loss	(21,769)	(26,194)	(23,196)
Deemed dividend to preferred stockholders	(10,551)	(2,269)	(15,700)
Preferred stock dividend	(977)	(334)	—

Net loss applicable to common stockholders	$(33,297)	$(28,797)	$(38,896)

Basic and diluted net loss per common share	$(1.38)	$(1.43)	$(2.62)

Weighted average shares used in computing basic and diluted net loss per common share	24,157	20,072	14,852

See accompanying notes.

VIROLOGIC, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Common			Notes	Accumulated
	Preferred Stock		Stock		Additional	Receivable	Other			Total
					Paid-in	from Officers	Comprehensive	Deferred	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	& Employees	Income	Compensation	Deficit	Equity

Balance as of December 31, 1999	9,749	$10	5,097	$5	$38,812	$(46)	$—	$(4,478)	$(29,605)	$4,698
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(23,196)	(23,196)
Net unrealized gain on securities available-for-sale	—	—	—	—	—	—	178	—	—	178

Comprehensive loss										(23,018)
Issuance of Series C Preferred Stock, net of issuance costs	8,462	8	—	—	15,626	—	—	—	—	15,634
Conversion of Series B and C Preferred Stock to common stock	(18,211)	(18)	9,588	10	8	—	—	—	—	—
Issuance of common stock upon initial public offering net of issuance costs	—	—	5,000	5	31,240	—	—	—	—	31,245
Exercise of warrants	—	—	13	—	24	—	—	—	—	24
Issuance of warrants to lender	—	—	—	—	318	—	—	—	—	318
Repayment of note receivable	—	—	—	—	—	9	—	—	—	9
Forgiveness of note receivable	—	—	—	—	—	6	—	—	—	6
Deferred compensation	—	—	—	—	1,577	—	—	(1,577)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	3,560	—	3,560
Issuance of common stock under 401K plan	—	—	16	—	150	—	—	—	—	150
Exercise of employee and nonemployee stock options	—	—	88	—	274	—	—	—	—	274
Stock-based compensation related to consultant options	—	—	—	—	331	—	—	—	—	331
Issuance of common stock under employee stock purchase plan	—	—	68	—	412	—	—	—	—	412
Deemed dividend to preferred stockholders	—	—	—	—	15,700	—	—	—	—	15,700
	—	—	—	—	(15,700)	—	—	—	—	(15,700)

Balance as of December 31, 2000	—	—	19,870	20	88,772	(31)	178	(2,495)	(52,801)	33,643
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(26,194)	(26,194)
Net unrealized loss on securities available-for-sale	—	—	—	—	—	—	(84)	—	—	(84)

Comprehensive loss										(26,278)
Issuance of warrants under Series A Preferred Stock, net of issuance costs	—	—	—	—	2,775	—	—	—	—	2,775
Conversion of Series A Preferred Stock to common stock	—	—	402	1	744	—	—	—	—	745
Exercise of warrants	—	—	10	—	—	—	—	—	—	—
Forgiveness of note receivable	—	—	—	—	—	31	—	—	—	31
Reversal of deferred compensation for terminated employees	—	—	—	—	(121)	—	—	121	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,499	—	1,499
Issuance of common stock under 401K plan	—	—	79	—	228	—	—	—	—	228
Exercise of employee and nonemployee stock options	—	—	33	—	78	—	—	—	—	78
Stock-based compensation related to consultant options	—	—	—	—	384	—	—	—	—	384
Issuance of common stock under employee stock purchase plan	—	—	256	—	700	—	—	—	—	700
Preferred stock dividends	—	—	—	—	(334)	—	—	—	—	(334)
Deemed dividend to preferred stockholders	—	—	—	—	2,269	—	—	—	—	2,269
	—	—	—	—	(2,269)	—	—	—	—	(2,269)

Balance as of December 31, 2001	—	—	20,650	21	93,226	—	94	(875)	(78,995)	13,471
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(21,769)	(21,769)
Net unrealized loss on securities available-for-sale	—	—	—	—	—	—	(87)	—	—	(87)

Comprehensive loss										(21,856)
Issuance of Series C Preferred Stock, net of issuance costs	—	—	—	—	6,224	—	—	—	—	6,224
Issuance of warrants in connection with Series B Preferred Stock, net of issuance costs	—	—	—	—	2,596	—	—	—	—	2,596
Conversion of Series A and B Preferred Stock to common stock	—	—	4,289	4	6,817	—	—	—	—	6,821
Exchange of Series B Preferred Stock for convertible promissory notes	—	—	—	—	(4,556)	—	—	—	—	(4,556)
Reversal of deferred compensation for terminated employees	—	—	—	—	(31)	—	—	31	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	662	—	662
Issuance of common stock to Pfizer Inc, net of issuance costs	—	—	2,609	3	2,924	—	—	—	—	2,927
Issuance of common stock under 401K plan	—	—	179	—	239	—	—	—	—	239
Exercise of employee and nonemployee stock options	—	—	7	—	5	—	—	—	—	5
Stock-based compensation related to consultant options	—	—	—	—	292	—	—	—	—	292
Issuance of common stock under employee stock purchase plan	—	—	220	—	433	—	—	—	—	433
Preferred stock dividends	—	—	309	—	(244)	—	—	—	—	(244)
Deemed dividend to preferred stockholders	—	—	—	—	10,551	—	—	—	—	10,551
	—	—	—	—	(10,551)	—	—	—	—	(10,551)

Balance as of December 31, 2002	—	$—	28,263	$28	$107,925	$—	$7	$(182)	$(100,764)	$7,014

See accompanying notes.

VIROLOGIC, INC.

STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2002	2001	2000

OPERATING ACTIVITIES
Net loss	$(21,769)	$(26,194)	$(23,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,811	3,276	1,700
Non-cash stock-based compensation	955	1,914	4,124
Provision for doubtful accounts	593	606	241
Amortization of subtenant advance	(327)	(325)	—
Amortization of deferred gain on lease assignment	(121)	—	—
Changes in assets and liabilities:
Accounts receivable	(955)	(2,764)	(2,095)
Prepaid expenses	653	(801)	(358)
Inventory	(2)	(507)	(162)
Other current assets	171	104	(374)
Accounts payable	(1,473)	439	408
Accrued compensation	(1,173)	731	745
Accrued liabilities	(191)	(981)	376
Deferred revenue	360	198	35
Long-term deferred rent	146	167	43

Net cash used in operating activities	(19,322)	(24,137)	(18,513)

INVESTING ACTIVITIES
Purchases of short-term investments	(13,415)	(7,324)	(35,774)
Maturities and sales of short-term investments	20,305	10,848	24,781
Restricted cash	350	1,029	(1,079)
Capital expenditures	(1,437)	(7,777)	(8,391)
Advance from subtenant	—	2,600	—
Lease assignment	3,793	—	—
Reimbursable tenant improvements	1,286	(1,286)	—
Other assets	(187)	(270)	(10)

Net cash provided by (used in) investing activities	10,695	(2,180)	(20,473)

FINANCING ACTIVITIES
Proceeds from loans payable	295	—	1,664
Principal payments on loans payable	(1,166)	(1,345)	(1,203)
Proceeds in connection with sale leaseback transactions	—	1,303	1,394
Principal payments on capital lease obligations	(958)	(619)	(51)
Dividends paid on preferred stock	(367)	—	—
Proceeds from issuance of common stock, net of common stock repurchases	3,603	1,006	31,954
Repayments of notes receivable	—	—	9
Net proceeds from issuance of preferred stock	16,380	14,748	15,634

Net cash provided by financing activities	17,787	15,093	49,401

Net increase (decrease) in cash and cash equivalents	9,160	(11,224)	10,415
Cash and cash equivalents at beginning of year	1,399	12,623	2,208

Cash and cash equivalents at end of year	$10,559	$1,399	$12,623

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$423	$466	$262

SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Warrants issued to preferred stockholders	$5,151	$2,775	$—

Preferred stock converted to convertible promissory notes	$12,046	$—	$—

Deemed dividend to preferred stockholders	$10,551	$2,269	$15,700

Preferred stock converted into common shares	$6,821	$745	$—

Assets acquired under capital leases	$455	$291	$—

Accrued financing costs	$316	$—	$—

Stock dividend to preferred stockholders	$123	$334	$—

Accrued capital expenditures	$—	$355	$1,514

Deferred stock compensation	$—	$—	$1,577

Warrants issued to lender	$—	$—	$318

See accompanying notes.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

     ViroLogic, Inc. (“ViroLogic” or the Company”) is a biotechnology company developing, marketing and selling innovative products to guide and improve treatment of viral diseases. The Company incorporated in the state of Delaware on November 14, 1995 and commenced commercial operations in 1999. The Company developed a practical way of directly measuring the impact of genetic mutations on drug resistance and using this information to guide therapy. The Company has proprietary technology, called PhenoSense, for testing drug resistance in viruses that cause serious viral diseases such as HIV/AIDS, hepatitis B and hepatitis C. The Company’s products are used by physicians in selecting optimal treatments for their HIV patients and by industry, academia and government for clinical studies, drug screening and characterization, and basic research.

Management’s Plans

     The Company expects available cash, investments and short-term restricted cash of $11.4 million at December 31, 2002, funds provided by the sale of products, grant revenue and borrowing under equipment financing arrangements will be adequate to fund operations through December 2003 assuming revenues reach projected levels and cost containment measures are effective. In addition, management plans to continue to evaluate various strategic opportunities, including among others, research and development collaborations, international alliances and marketing partnerships.

     The Company has funded operations since inception primarily through public and private sales of common and preferred stock, product sales and equipment financing arrangements. Although management expects operating and capital resources will be sufficient to meet future requirements through December 31, 2003, the Company may have to raise additional funds to continue the development and commercialization of future technologies and business operations in general. These funds may not be available on favorable terms, or at all. If adequate funds are not available on commercially reasonable terms, the Company may be required to curtail operations significantly or sell significant assets and may not be able to continue as a going concern. In addition, management may choose to raise additional capital due to market conditions or strategic considerations even if management believes that the Company has sufficient funds for current or future operating plans.

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

Short-Term Investments

     Management has classified ViroLogic’s marketable securities as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at market value with unrealized gains and losses included in accumulated other comprehensive income within stockholders’ equity. Realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method.

     ViroLogic invests its excess cash in U.S. government and agency securities, debt instruments of financial institutions and corporations, and money market funds with strong credit ratings. ViroLogic has established guidelines regarding diversification of its investments and their maturities which should maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates while maintaining adequate safety and liquidity.

Inventory

     Inventory is stated at the lower of standard cost, which approximates actual cost, or market. Inventory consists of the following:

	December 31,

	2002	2001

	(In thousands)
Raw materials	$712	$663
Work in process	246	293

Total	$958	$956

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

Impairment of Long-Lived Assets

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The adoption of SFAS 144 did not have an impact on the Company’s results of operations or financial position.

Revenue Recognition

     Revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payor programs, including Medicare. Billings for services under third-party payor programs are included in revenues net of an allowance for contractual discounts and an allowance for differences between the amounts billed and estimated payment amounts. The Company estimates these allowances based on historical payment information and current sales data. If the government and other third-party payors significantly change their reimbursement policies or the relative mix of third-party payors changes, an adjustment to the allowance may be necessary. Revenue generated from the Company’s database of resistance test results is recognized when earned under the terms of the related agreements, generally at the shipment of the requested reports. National Institutes of Health (“NIH”) grant revenue is recorded on a reimbursement basis as grant costs are incurred. Costs associated with NIH grant revenue are included in research and development expenses. Deferred revenue relates to cash received in advance of delivery.

Research and Development

     The Company expenses research and development costs as incurred. Research and development expenses consist primarily of salaries and related personnel costs, materials, supply costs for prototypes, and include costs associated with NIH grant revenue. In addition, research and development expenses include costs related to clinical trials and validation of the Company’s testing processes and procedures and related overhead expenses.

Royalty Expense

     The Company pays royalties under a licensing agreement. These royalties are directly related to revenue and are expensed to cost of product revenue at the time revenue is recognized. For further discussion, see “Equipment Financing and Commitments” note below.

Advertising Expenses

     The Company expenses the costs of advertising, which include promotional expenses, as incurred. Advertising expenses were $4.2 million, $4.5 million and $2.4 million for the years ended December 31, 2002, 2001 and 2000, respectively, and were recorded as sales and marketing expenses.

Deemed Dividends

     The Company estimates a beneficial conversion feature for its convertible preferred stock in accordance with Emerging Issues Task Force Consensus No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features” and No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” based on the difference between the estimated conversion price and underlying common stock fair market value at the date of issuance. The Company records the beneficial conversion feature as a deemed dividend on the Statement of Operations, resulting in an increase to the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share.

Net Loss Per Share

     Basic loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less the weighted-average shares outstanding which are subject to the Company’s right of repurchase. Diluted earnings per share would give effect to the dilutive impact of common stock equivalents which consists of convertible preferred stock (using the as-if converted method), and stock options and warrants (using the treasury stock method). Potentially dilutive securities have been excluded from the diluted earnings per share computations in all years presented as such securities have an anti-dilutive effect on loss per share due to the Company’s net loss.

     A reconciliation of shares used in the calculations is as follows:

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Net loss applicable to common stockholders	$(33,297)	$(28,797)	$(38,896)

Weighted-average shares of common stock outstanding	24,157	20,078	14,891
Less: weighted-average shares subject to repurchase	—	(6)	(39)

Weighted-average shares used in basic and diluted net loss per common share	24,157	20,072	14,852

Basic and diluted net loss per common share	$(1.38)	$(1.43)	$(2.62)

     The following outstanding options and warrants, prior to the application of the treasury stock method, and convertible preferred stock, on an as-converted basis, were excluded from the computation of diluted net loss per share as these potentially dilutive securities had an anti-dilutive effect:

	December 31,

	2002	2001	2000

		(In thousands)
Series A redeemable convertible preferred stock (as-if converted basis)	5,306	5,973	—
Series C convertible preferred stock (as-if converted basis)	5,835	—	—
Stock options	3,965	3,079	1,665
Warrants to purchase common stock	16,056	3,575	756

     In addition to the securities listed above, at December 31, 2002 the Company had convertible promissory notes (“Notes”) outstanding with an aggregate principal amount of $12.05 million. On February 4, 2003, the Company’s stockholders ratified and approved the conversion of the Notes into an aggregate of 1,204.6 shares of Series C Convertible Preferred Stock, which on an as-if converted basis, is equivalent to 9,955,359 shares of common stock. The Notes also included warrants which are in the table above. See the “Convertible Promissory Notes” and “Subsequent Events” notes below for further discussion.

Stock-Based Compensation

     The Company has elected to continue to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock-Based Compensation” (“APB 25”) to account for employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. Deferred compensation, if recorded, is amortized using the graded vesting method. Statement of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS 148”) requires the disclosure of pro forma information regarding net loss and net loss per share as if the Company had accounted for its stock options under the fair value method.

     The information regarding net loss applicable to common stockholders and net loss per share prepared in accordance with SFAS 123 has been determined as if the Company had accounted for its employee stock option and employee stock purchase plans using the fair value method prescribed by SFAS 123 and the net loss per share method under SFAS 148. The resulting effect on net loss applicable to common stockholders and net loss per share pursuant to SFAS 123 as amended by SFAS 148 is not likely to be representative of the effects in future years, due to subsequent years including additional grants and years of vesting.

     At December 31, 2002, the Company had two stock-based employee compensation plans: the 2000 Equity Incentive Plan and the 2000 Employee Stock Purchase Plan. The Company estimates the fair value of these stock options and stock purchases at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions in 2002, 2001 and 2000: risk-free interest rate of 2.9%, 4.0% and 5.5% in 2002, 2001 and 2000, respectively; a weighted-average expected life of stock options from grant date of four years; a weighted-average expected stock purchase right of six months; volatility factor of the expected market price of ViroLogic’s common stock of 100% for 2002, 65% from May 2000 through December 2001 and volatility factor of zero for the period prior to May 2000, when the Company went public, as prescribed by the minimum value method; and a dividend yield of zero. The weighted-average fair value of stock options granted in 2002, 2001 and 2000 was $1.83, $2.89 and $7.82, respectively.

     For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of the stock options and stock purchase rights are amortized to expense over the vesting period. ViroLogic’s pro forma information is as follows:

	Year Ended December 31,

	2002	2001	2000

		(In thousands,
	except per share data)
Net loss applicable to common stockholders – as reported	$(33,297)	$(28,797)	$(38,896)
Add back:
Amortization of deferred compensation	662	1,499	3,560
Deduct:
Stock-based compensation expense determined under SFAS 123	(4,151)	(4,582)	(4,381)

Pro forma net loss applicable to common stockholders	$(36,786)	$(31,880)	$(39,717)

Net loss per share:
Net loss applicable to common stockholders – as reported	$(1.38)	$(1.43)	$(2.62)

Net loss applicable to common stockholders – pro forma	$(1.52)	$(1.59)	$(2.67)

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

	Year Ended December 31,

	2002	2001	2000

		(In thousands)
Net loss	$(21,769)	$(26,194)	$(23,196)
Changes in unrealized (loss) gain on securities available-for-sale, net of tax	(87)	(84)	178

Comprehensive loss	$(21,856)	$(26,278)	$(23,018)

Significant Concentrations

     Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash equivalents and marketable securities. For further discussion, see “Short-Term Investments” note below.

     In 2002, one customer represented 10% of total revenues. In 2001, two customers represented 15% and 14% of total revenues, and in 2000, two customers represented 19% and 18% of total revenues, respectively.

     The Company purchases various testing materials from single qualified suppliers. Any extended interruption in the supply of these materials could result in the Company’s inability to secure sufficient materials to conduct business and meet customer demand.

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

Recent Accounting Pronouncements

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” to account for employee stock options.

     In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. The adoption of the recognition and measurement provisions of FIN 45 did not have a material effect on the Company’s results of operations or financial position.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company’s results of operations or financial position.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS 4 “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that Statement, SFAS 64 “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS 145 also rescinds SFAS 44 “Accounting for Intangible Assets of Motor Carriers”. SFAS 145 amends SFAS 13 “Accounting for Leases” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 generally also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 are generally effective for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the Company’s results of operations or financial position.

Reclassifications

     Reclassifications have been made to certain 2001 and 2000 amounts to conform to the 2002 presentation.

2. SHORT-TERM INVESTMENTS

     The amortized cost, gross unrealized gains and losses, and estimated fair value for available-for-sale securities by major security type and class of security are as follows:

	December 31,

	2002			2001

		Gross			Gross
		Unrealized			Unrealized
	Amortized	Holding	Estimated	Amortized	Holding	Estimated
	Cost	Gain	Fair Value	Cost	Gain	Fair Value

	(In thousands)
Maturing between one and two years:
U.S. government obligations	$—	$—	$—	$3,013	$51	$3,064
Corporate bonds and notes	579	7	586	4,456	43	4,499

Total available-for-sale securities	$579	$7	$586	$7,469	$94	$7,563

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

	December 31,

	2002	2001

	(In thousands)
Machinery, equipment and furniture	$10,369	$9,425
Leasehold improvements	6,892	12,479
Capitalized software	4,193	3,346

	21,454	25,250
Accumulated depreciation and amortization	(10,493)	(6,869)

Property and equipment, net	$10,961	$18,381

     Depreciation and amortization expense was $3.8 million, $3.3 million and $1.7 million in 2002, 2001 and 2000, respectively.

4. ACCRUED LIABILITIES

     Accrued liabilities consists of the following:

	December 31,

	2002	2001

	(In thousands)
Accrued royalty fee	$648	$417
Accrued capital expenditures	—	355
Accrued clinical research costs	—	261
Accrued professional fees	742	196
Property taxes payable	149	177
Accrued marketing and promotional expenses	55	101
Accrued interest payable	113	—
Other	749	879

Total accrued liabilities	$2,456	$2,386

5. CONVERTIBLE PROMISSORY NOTES

     On November 14, 2002, the Company entered into an exchange agreement with all of the holders of Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) in order to secure their consent to the sale of Series C Convertible Preferred Stock (the “Financing”), and the resulting impact on the Series B Preferred Stock, and to increase the number of shares of common stock available for issuance upon conversion of the Series C Convertible Preferred Stock (“Series C Preferred Stock”) and the exercise of the warrants included in the Financing. Pursuant to the exchange agreement, on November 19, 2002, the Company repurchased all of the outstanding Series B Preferred Stock in exchange for convertible secured promissory notes (“Notes”). The aggregate principal amount of the Notes was $12.05 million. In addition, the Notes bore an interest rate of 8%, had a maturity date of March 19, 2003 and were secured by substantially all of the Company’s assets. Promptly following the approval by its stockholders in February 2003, (i) the principal amount of the Notes was automatically converted into an aggregate of 1,204.6 shares of Series C Preferred Stock, (ii) an amount equal to the accrued interest on the Notes from November 19, 2002 through December 31, 2002 was paid to the holders of the Notes in cash, and (iii) all other accrued and unpaid interest was forgiven.

     On February 4, 2003, the Company’s stockholders’ ratified and approved the conversion of the Notes into Series C Preferred Stock and the issuance of warrants to purchase shares of the Company’s common stock. Therefore, pursuant to agreements, the Notes were converted to Series C Preferred Stock and the warrants attached to such preferred stock were issued. See the “Capital Stock” and “Subsequent Events” notes below for further details.

6. EQUIPMENT FINANCING AND COMMITMENTS

     The Company currently leases two buildings and subleases one building, totaling approximately 80,000 square feet of laboratory and office space in South San Francisco, California. The leases expire in the years 2004 and 2010 and provide the Company with options to extend the terms for an additional seven and ten years, respectively. The sublease, which covers approximately 14,000 square feet, expires on September 30, 2003, and provides the Company with the option to extend for an additional three months.

     In June 2002, the Company assigned a lease of excess laboratory and office space and transferred ownership through the sale of related leasehold improvements and equipment to a third party. The Company received net proceeds from the lease assignment of $3.8 million, resulting in a net gain of $0.3 million which is included in accrued liabilities and other long-term liabilities and is recognized as other income over the sublease term. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $1.0 million in 2003; $1.4 million in 2004; $1.4 million in 2005 and $8.5 million from 2006 to 2011.

     In July 2001, the Company sublet approximately 12,000 square feet of one of its existing facilities to a third party for a term of 18 months, which ended in January 2003. The rental income generated from this sublease was $0.6 million and $0.3 million in 2002 and 2001, respectively, and is recorded as a partial offset to rental expense.

     As of December 31, 2002 and 2001, the Company had $4.5 million and $7.3 million, respectively, of property and equipment financed through long-term equipment financing obligations. The obligations under these financings are secured by the property and equipment financed, bear interest at weighted-average fixed rates of approximately 11.6% and 10.9% for 2002 and 2001, respectively, and are due in monthly installments through July 2005. Some of these equipment financing agreements require a balloon payment at the end of their respective terms. The carrying amount of the equipment approximates the corresponding loan balance.

     As of December 31, 2002, future minimum lease payments excluding lease assignment guarantee and sublease rental income, are as follows:

	Operating	Loans	Capital
	Leases	Payable	Leases

	(In thousands)
Year ending December 31:
2003	$1,849	$423	$1,271
2004	1,493	—	411
2005	949	—	38
2006	987	—	—
2007	1,006	—	—
Thereafter	2,464	—	—

Total minimum lease and principal payments	$8,748	423	1,720

Amount representing interest		(7)	(128)

Present value of future payments		416	1,592
Current portion of loans and leases		(416)	(1,173)

Noncurrent portion		$—	$419

     Rental expense, net of sublease rental income, was approximately $1.7 million, $2.4 million and $1.8 million in 2002, 2001 and 2000, respectively.

     As of December 31, 2002, the Company had purchase commitments for material and service contracts totaling approximately $0.6 million. In addition, the Company is obligated to pay dividends to the Series A and C preferred stockholders as discussed in the “Capital Stock” note below.

License Agreement

     The Company licenses polymerase chain reaction (“PCR”) technology from Roche Molecular Systems, Inc. (“Roche”) for performing a step in its PhenoSense and GeneSeq tests. This license is non-exclusive and lasts for the life of the patent term of the last to expire licensed Roche patent. Currently, the last Roche patent expires in 2005. If Roche develops or acquires additional patents covering technology related to the licensed technology, the Company has the option of licensing that additional technology under the terms of this agreement which may extend the term of the license. In exchange for the license, the Company has agreed to pay Roche a royalty based on the net service revenues the Company receives from its products. Roche has the right to terminate this license if the Company fails to pay royalties, make a semi-annual royalty report or participate in proficiency testing. The Company believes it is currently in compliance with these requirements. The license allows the Company to use technology covered by the licensed Roche patents within a broad field that includes all of the Company’s currently planned products. If the Company was to expand its product line beyond the licensed field, however, the Company would need to negotiate an expansion of the license. Royalty expense recorded under this agreement was $1.0 million, $0.7 million and $0.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

7. CAPITAL STOCK

Initial Public Offering

     On May 1, 2000, ViroLogic completed its initial public offering in which it sold 5,000,000 shares of common stock at $7.00 per share. Upon the closing of the offering, all of ViroLogic’s outstanding preferred stock automatically converted into an aggregate of 9,587,769 shares of common stock. After the offering, ViroLogic’s authorized capital consisted of 60,000,000 shares of common stock and 5,000,000 shares of preferred stock. By filing a certificate pursuant to the Delaware General Corporation Law, the board of directors is authorized to fix or alter the designation, powers, preferences and rights of the shares of each series of preferred stock and the qualifications, limitations or restrictions of any wholly unissued series of preferred stock. On February 4, 2003, ViroLogic’s stockholders approved an increase to the number of authorized shares of the Company’s common stock from 60,000,000 shares to 100,000,000 shares. See “Subsequent Event” note below for further details.

Equity Investment by Pfizer

     In November 2002, the Company entered into a Stock Purchase Agreement with Pfizer Ireland Pharmaceuticals (an affiliate of Pfizer, Inc.) in which the Company agreed to issue and sell an aggregate of 2.6 million shares of its common stock for gross proceeds of $3.0 million. Concurrently, the Company and Pfizer, Inc. entered into a master services agreement and a non-exclusive license agreement for the Company’s HIV drug resistance tests and services.

Preferred Stock

Series A Redeemable Convertible Preferred Stock

     In 2001, the board of directors approved 1,625 shares of the authorized preferred stock to be designated and issued as Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”). On June 29, 2001, the Company entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 1,625 shares of Series A Preferred Stock with warrants to purchase an aggregate of 3.2 million shares of common stock, for an aggregate purchase price of $16.25 million. The securities purchase agreement contemplated two closings, each for a portion of the Series A Preferred Stock and the warrants. The first closing occurred on July 2, 2001, and the Company received gross proceeds of $6.65 million. The second and final closing occurred on September 27, 2001, and the Company received gross proceeds of $9.6 million.

     Of the 1,625 shares issued in the financing, 589 shares remain outstanding as of December 31, 2002, and the others were converted into an aggregate of 4.6 million shares of the Company’s common stock. As a result of the Company’s sales of Series B Preferred Stock and Series C Preferred Stock, which are described below, the conversion price of the Series A Preferred Stock and the exercise price of the warrants issued to the purchasers of the Series A Preferred Stock has each been reduced to $1.11. Accordingly, the 589 shares of Series A Preferred Stock outstanding are convertible into approximately 5.3 million shares of common stock, and the warrants are exercisable for approximately 8.1 million shares of common stock.

     The Series A Preferred Stock bears an initial 6% annual dividend rate which increases to an 8% annual rate on the fourth such payment, then increases by 2 percentage points every six months up to a maximum annual rate of 14%. This dividend is paid as a stock dividend semi-annually. The holders of Series A Preferred Stock may elect to convert their shares into our common stock at any time, just as they may choose to exercise their warrants at any time. The Company may, at its option, convert the Series A Preferred Stock into common stock at any time after June 21, 2002 for Series A Preferred Stock issued at the first closing and after July 9, 2002 for Series A Preferred Stock issued at the second closing, but only if the Company’s stock price exceeds $5.10 for 20 consecutive trading days. The Company may also, at its option, convert the Series A Preferred Stock into common stock upon a sale of common stock in a firm commitment underwritten offering to the public if the public offering price exceeds $5.10, the aggregate gross proceeds exceed $40 million and the registration statements referenced above are effective.

     The holders are not subject to any limitations on the number of conversions of Series A Preferred Stock or subsequent sales of the corresponding common stock, that they can effect, other than a prohibition on any holder acquiring beneficial ownership of more than 4.99% of the outstanding shares of the Company’s common stock.

     The Company recorded a deemed dividend of $2.3 million in the third quarter of 2001, relating to the beneficial conversion feature of the Series A Preferred stock. The deemed dividend increased the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and is included in stockholders’ equity as offsetting charges and credits to additional paid-in capital. The net proceeds of $2.8 million attributable to the fair value of warrants are included in additional paid-in capital.

     The holders of Series A Preferred Stock have the right to require the Company to redeem all of the Series A Preferred Stock for cash equal to the greater of (i) 115% of their original purchase price plus 115% of any accrued and unpaid dividend or (ii) the aggregate fair market value of the shares of common stock into which such shares of Series A Preferred Stock are then convertible. Series A Preferred Stock is redeemable by the holders in any of the following situations:

•	If the Company fails to remove a restrictive legend on any certificate representing any common stock that was issued to any holder of such series upon conversion of their preferred stock or exercise of their warrant and that may be sold pursuant to an effective registration statement or an exemption from the registration requirements of the federal securities laws

•	If the Company fails to have sufficient shares of common stock reserved to satisfy conversions of the series

•	If the Company fails to honor requests for conversion, or if the Company notifies any holder of such series of its intention not to honor future requests for conversion

•	If the Company institutes voluntary bankruptcy or similar proceedings

•	If the Company makes an assignment for the benefit of creditors, or applies for or consents to the appointment of a receiver or trustee for the Company or for a substantial part of the Company’s property or business, or such a receiver or trustee shall otherwise be appointed

•	If the Company sells all or substantially all of its assets

•	If the Company merges, consolidates or engages in any other business combination (with some exceptions), provided that such transaction is required to be reported pursuant to Item 1 of Form 8-K

•	If the Company commits a material breach under, or otherwise materially violate the terms of, the transaction documents entered into in connection with the issuance of such series

•	If the registration statements covering shares of common stock underlying the Series A Preferred Stock and related warrants cannot be used by the respective selling security holders for the resale of all the underlying shares of common stock for an aggregate of more than 30 days. Our Series C Preferred Stock financing resulted in a reduction of the conversion price of the Series A Preferred Stock and the exercise price of the related warrants, which in turn caused a substantial increase in the number of shares of common stock issuable upon conversion or exercise of the Series A Preferred Stock or related warrants. Consequently, we believe that the holders of Series A Preferred Stock currently may not be able to use these registration statements to resell all of their underlying shares of common stock, and may not have been able to do so for more than 30 days. This means that the holders of Series A Preferred Stock will have the right to redeem their shares of Series A Preferred Stock until we are able to register their additional shares of common stock.

•	If the Company’s common stock is not tradable on the NYSE, the AMEX, the Nasdaq National Market or the Nasdaq SmallCap market for an aggregate of twenty trading days in any nine month period. In order for the Company’s common stock to continue to be quoted on the National Market, the Company must satisfy various listing maintenance standards established by Nasdaq, including, among other things, a requirement that the Company has stockholders’ equity of at least $10 million and that the Company’s stock price consistently trades at or above $1.00 per share.

•	If 35% or more of the Company’s voting power is held by any one person, entity or group

•	If the Company fails to pay any indebtedness in excess of $350,000 when due, or if there is any event of default under any agreement that is likely to have a material adverse effect on the Company

•	Upon the institution of involuntary bankruptcy proceedings

     Upon the occurrence of any of the redemption events described above, individual holders of the Series A Preferred Stock would have the option, while such event continues, to require the Company to purchase some or all of the then outstanding shares of Series A Preferred Stock, held by such holder. If the Company receives any notice of redemption, the Company is required to immediately (no later than one business day following such receipt) deliver a written notice to all holders of the same series of preferred stock stating the date when the Company received the redemption notice and the amount of preferred stock covered by the notice. If holders of the Series A Preferred Stock were to exercise their rights to redeem a material number of their shares as a result of any of the events described above, such a redemption could have a material adverse effect on the Company.

     The Company may redeem the Series A Preferred Stock at any time after June 29, 2003, for Series A Preferred Stock issued at the first closing and after September 27, 2003 for Series A Preferred Stock issued at the second closing. Due to the nature of the redemption features of the Series A Preferred Stock, such stock has been excluded from permanent equity in our financial statements.

     The Company initially recorded the Series A Preferred Stock at its fair value on the date of issuance. In accordance with EITF Topic D-98: Classification and Measurement of Redeemable Securities (“EITF Topic D-98”), the Company has elected not to adjust the carrying value of the Series A Preferred Stock to the redemption value of such shares, since it is uncertain whether or when the redemption events described above will occur. Subsequent adjustments to increase the carrying value to the redemption value will be made when it becomes probable that such redemption will occur. As of December 31, 2002, the redemption value of the Series A Preferred stock was $6.9 million.

Series B Redeemable Convertible Preferred Stock

     In 2002, the board of directors approved 1,022 shares of the authorized preferred stock to be designated and issued as Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”). On March 22, 2002, the Company entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 1,005 shares of Series B Preferred Stock with warrants to purchase an aggregate of 2.2 million shares of common stock, for an aggregate purchase price of $10.05 million. In connection with this financing, the Company also granted warrants to purchase an aggregate of 637,261 shares of common stock to holders of Series A Preferred Stock as a payment in order to secure their consent and waiver concerning the financing and the resulting impact on the Series A Preferred Stock. The transaction closed on March 25, 2002.

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

     In connection with the Company’s sale of Series C Preferred Stock, the Company also agreed to exchange all of the outstanding Series B Preferred Stock into Convertible Promissory Notes, which were subsequently converted into Series C Preferred Stock. The Company also exchanged all of the warrants issued to the purchasers of the Series B Preferred Stock in connection with their purchase of Series B Preferred Stock for new warrants. These transactions are discussed further below.

Series C Convertible Preferred Stock

     In 2002, the board of directors approved 1,911 shares of the authorized preferred stock to be designated and issued as Series C Convertible Preferred Stock (“Series C Preferred Stock”). On November 14, 2002, the Company entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 706 shares of Series C Preferred Stock and warrants to purchase an aggregate of 4.4 million shares of common stock, for an aggregate purchase price of $7.06 million. The transaction closed on November 19, 2002. The rights, preferences and privileges of the Series C Preferred Stock are set forth in the Certificate of Designations, Preferences and Rights of Series C Preferred Stock (“Certificate”), as filed with the Delaware Secretary of State. The warrants are subject to the terms and conditions of the stock purchase warrants issued by the Company and evidencing the warrants.

     The Series C Preferred Stock bears an initial 8% annual dividend rate which increases to a 9% annual dividend rate on June 30, 2004, then increases by 1 percentage point every quarter thereafter up to a maximum annual rate of 14%, subject to an additional increase to an annual rate of 15% under certain circumstances. In 2002, this dividend was paid in cash. Subject to the limitations described below, the holders of Series C Preferred Stock may elect to convert their shares into common stock at any time. Upon conversion, each share of Series C Preferred Stock is convertible into approximately 8,264 shares of common stock. Subject to the limitations described below, the Company may, at its option, convert the Series C Preferred Stock into common stock (i) at any time after the first anniversary of the issuance of the Series C Preferred Stock, but only if the Company’s stock price exceeds $2.42 for 20 consecutive trading days or (ii) with the consent of a majority of the holders of the Series C Preferred Stock. The warrants are exercisable beginning May 20, 2003 and expire November 19, 2007. The exercise price of the warrants is $1.11 per share.

     The holders of Series C Preferred Stock are not subject to any limitations on the number of conversions of Series C Preferred Stock or subsequent sales of the corresponding common stock that they can effect, other than a prohibition on any holder acquiring, upon conversion, beneficial ownership of more than 4.99% of the outstanding shares of our common stock, or, in the case of Biotech

Target NV and its affiliates, more than 19.99% of the outstanding shares of the Company’s common stock. This limitation also applies to the Company’s ability to convert Series C Preferred Stock to common stock.

     The Company recorded a deemed dividend of $7.7 million in the fourth quarter of 2002 relating to the issuance of the Series C Preferred Stock. The charge includes deemed dividends associated with an automatic adjustment of the conversion price of the Company’s Series A Preferred Stock, which was triggered as a result of the issuance of the Series C Preferred Stock. The charge also includes deemed dividends associated with the exchange of the Series B Preferred Stock for Notes and the sale of the Series C Preferred Stock together with the warrants described above.

     The Series C Preferred Stock is non-voting, except with respect to certain extraordinary transactions as set forth in the Certificate. In addition, until November 19, 2004, in the event that the Company proposes to issue any equity securities or debt which is convertible into equity securities, each holder of Series C Preferred Stock will have the right to purchase a certain amount of such securities or debt based upon its holdings of Series C Preferred Stock.

     The investors of Series C Preferred Stock have the right to require the Company to redeem all of the Series C Preferred Stock for cash equal to the greater of (i) 120% of their original purchase price plus 120% of any accrued and unpaid dividend or (ii) the aggregate fair market value of the shares of common stock into which such shares of Series C Preferred Stock are then convertible. The Series C Preferred Stock is redeemable by the holders in any of the following situations:

•	If the Company fails to remove a restrictive legend on any certificate representing any common stock that was issued to any holder of such series upon conversion of their preferred stock or exercise of their warrant and that may be sold pursuant to an effective registration statement or an exemption from the registration requirements of the federal securities laws

•	If the Company fails to have sufficient shares of common stock reserved to satisfy conversions of the series

•	If the Company fails to honor requests for conversion, or if the Company notifies any holder of such series of its intention not to honor future requests for conversion

•	If the Company institutes voluntary bankruptcy or similar proceedings

•	If the Company makes an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for the Company or for a substantial part of the Company’s property or business, or such a receiver or trustee shall otherwise be appointed

•	If the Company sells all or substantially all of its assets

•	If the Company merges, consolidates or engages in any other business combination (with some exceptions), provided that such transaction is required to be reported pursuant to Item 1 of Form 8-K

•	If the Company commits a material breach under, or otherwise materially violates the terms of, the transaction documents entered into in connection with the issuance of such series

     In addition, the Series C Preferred Stock is redeemable by its holders if, on or prior to November 19, 2004, the two year anniversary of the initial issuance of the Series C Preferred Stock, the Company issues equity, equity-linked securities, or debt which is convertible into equity, other than (i) upon the exercise of warrants, options or convertible securities issued and outstanding as of the issuance of the Series C Preferred Stock, (ii) upon the grant or exercise of stock options under any stock option plan, (iii) upon issuance or conversion of the Series C Preferred Stock or exercise of the warrants issued in connection with the Series C Preferred Stock, (iv) the issuance of securities in connection with strategic business partnerships, (v) pursuant to an equipment financing from a financial or lending institution and (vi) common stock issued as premium payments on Series A or Series C Preferred Stock.

     Upon the occurrence of any of the redemption events described above, individual holders of the Series C Preferred Stock would have the option, while such event continues, to require the Company to purchase some or all of the then outstanding shares of Series C Preferred Stock, held by such holder. If the Company receives any notice of redemption, the Company is required to immediately (no later than one business day following such receipt) deliver a written notice to all holders of the same series of preferred stock stating the date when the Company received the redemption notice and the amount of preferred stock covered by the notice.

     If holders of Series C Preferred Stock were to exercise their rights to have redeemed a material number of their shares as a result of any of the events described above, and such a redemption were to have a material adverse effect on the Company, all holders of the Company’s Series A Preferred Stock may be able to redeem their shares as well, further endangering the Company’s financial position.

     The redemption events described above are all within the control of the Company. Therefore, in accordance with EITF Topic D-98, the Company has classified the Series C Preferred Stock in permanent equity. In addition, the Company initially recorded the Series C Preferred Stock at its fair value on the date of issuance. It has elected not to adjust the carrying value of the Series C Preferred Stock to the redemption value of such shares, since it is uncertain whether or when the redemption events described above will occur. Subsequent adjustments to increase the carrying value to the redemption value will be made when it becomes probable that such redemption will occur. As of December 31, 2002, the redemption value of the Series C Preferred stock was $8.5 million.

Liquidation Preference

     In the event of any liquidation, dissolution or winding up of the Company, or the sale of substantially all of the Company’s assets, the holders of the Series C Preferred Stock are entitled to receive, prior to any distribution to the holders of any other capital stock of the Company, an amount equal to the greater of:

•	$10,000 per share plus all accrued and unpaid premiums thereon, and

•	an amount equal to the amount that such holder would have received had the holder converted such holder’s shares of Series C Preferred Stock into common stock immediately prior to the event.

     After payment of the liquidation preference of the Series C Preferred Stock set forth above, the holders of the Series A Preferred Stock are entitled to receive an amount equal to $10,000 per share of Series A Preferred Stock plus all accrued and unpaid premiums thereon. Any assets remaining for distribution following the payment of the preferences to the holders of the Series C Preferred Stock and Series A Preferred Stock set forth above shall be distributed to the holders of the common stock.

     In the event funds are not sufficient to make a complete distribution to either the holders of Series C Preferred Stock or Series A Preferred Stock as described above, the assets of the Company available for distribution will be distributed ratably among the holders of Series C Preferred Stock or Series A Preferred Stock, respectively.

Deemed Dividends

     In January and February 2000, ViroLogic consummated the sale of 8.5 million shares of Series C convertible preferred stock, which converted into 4.2 million shares of common stock effective with ViroLogic’s initial public offering in May 2000. ViroLogic received proceeds of approximately $15.6 million or $1.85 per share, or $3.70 per converted common share. Subsequent to the commencement of ViroLogic’s initial public offering process, ViroLogic re-evaluated the fair value of its common stock and for financial reporting purposes, deemed it to be $11.90 per share as of January and February 2000. Accordingly, the increase in fair value has resulted in a beneficial conversion feature of $15.7 million, that has been recorded as a deemed dividend to preferred stockholders in 2000. ViroLogic recorded a deemed dividend at the dates of issuance by offsetting charges and credits to additional paid-in capital, without any effect on total stockholders’ equity. The deemed dividend increases the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and is limited to the amount of the proceeds of the related financing pursuant to the guidelines set forth in the Emerging Issues Task Force Consensus No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features,” and No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”

     In 2001, ViroLogic sold 1,625 shares of Series A Preferred Stock, or 6.4 million shares of common stock as converted, for net proceeds of approximately $14.7 million. In accordance with Emerging Issues Task Force Consensus No. 98-5 and No. 00-27, ViroLogic determined that the issuance of the Series A Preferred Stock resulted in a beneficial conversion feature of approximately $2.3 million in 2001.

     In the first quarter of 2002, ViroLogic sold 1,005 shares of Series B Preferred Stock, or 4.4 million shares of common stock as converted, for an aggregate purchase price of $10.05 million. In connection with this financing, ViroLogic also granted warrants to purchase an aggregate of 637,261 shares of common stock to holders of Series A Preferred Stock as a payment in order to secure their consent and waiver concerning the financing and the resulting impact on the Series A Preferred Stock. In the fourth quarter of 2002, ViroLogic sold 706 shares of Series C Preferred Stock, or 5.8 million shares of common stock as converted, for an aggregate purchase price of $7.06 million. In accordance with Emerging Issues Task Force Consensus No. 98-5 and No. 00-27, ViroLogic determined that the issuance of the Series B and Series C Preferred Stock resulted in a beneficial conversion feature of approximately $2.9 million and $7.7 million, respectively, for a total of $10.6 million in 2002.

Warrants

     Pursuant to the operating lease signed in 1997, ViroLogic issued the landlord a warrant to purchase an aggregate of 100,000 shares of Series A Preferred Stock, which converted into 50,000 shares of common stock at $8.00 per share. The value of the warrant was deemed to be insignificant, therefore, no value was recorded. In 2000, there were 3,000 warrants exercised and the remainder expired in August 2002.

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

     In connection with the Series B preferred stock issuance in August 1998, ViroLogic issued to Series B investors warrants to purchase up to 15,890 shares of common stock at a price of $0.02 per share. The warrant term is 10 years and was valued at $85,000. ViroLogic issued warrants to purchase 365,000 shares of Series B preferred stock, or as converted, 227,232 shares of common stock, at a price of $3.68 per share, or $5.91 per converted common share. The warrant term is 10 years and was valued at $383,000. The fair values of these warrants were determined using the Black-Scholes option valuation model. There are 14,993 warrants outstanding as of December 31, 2002.

     In connection with loan agreements signed in 2000, ViroLogic issued the lender warrants to purchase an aggregate of 26,792 shares of ViroLogic’s common stock for $4.24 per share. The warrant terms are 10 years and were valued at $318,000. The fair values of these warrants were determined using the Black-Scholes option valuation model.

     In connection with the July 2001 sale of Series A Preferred Stock, ViroLogic issued warrants to purchase 11,800 and 1.3 million shares of common stock at a price of $2.66 and $2.805, respectively, per share. As a result of our sale of Series C Preferred Stock, the exercise price of the warrants with an exercise price of $2.805 is now $1.11, and such warrants are exercisable to purchase 3.3 million shares of our common stock. The warrant term is four years expiring July 2005 and was valued at $1.3 million using the Black-Scholes option valuation model. The fair value of the warrants is included in additional paid-in capital.

     In connection with the September 2001 sale of Series A Preferred Stock, ViroLogic issued warrants to purchase 18,200 and 1.9 million shares of common stock at a price of $2.178 and $2.805, respectively, per share. As a result of our sale of Series C Preferred Stock, the exercise price of the warrants with an exercise price of $2.805 is now $1.11, and such warrants are exercisable to purchase 4.8 million shares of our common stock. The warrant term is four years expiring September 2005 and the warrants were valued at $1.5 million using the Black-Scholes option valuation model. The fair value of the warrants is included in additional paid-in capital.

     In connection with the March 2002 sale of Series B Preferred Stock, ViroLogic issued warrants to purchase 0.7 million and 2.2 million shares of common stock at a price of $2.28 and $2.508, respectively, per share. The warrant term is 4.5 years expiring September 2006 and the warrants were valued at $2.6 million using the Black-Scholes option valuation model. The fair value of the warrants is included in additional paid-in capital. On February 4, 2003, ViroLogic, Inc. held a Special Meeting of Stockholders, at which ViroLogic stockholders approved the terms of the Company’s Series C Preferred Stock financing including the issuance of warrants to purchase 5.0 million shares of the Company’s common stock (at an exercise price of $1.11 per share) in exchange for the foregoing warrants to purchase 2.2 million shares of common stock. See “Series B Redeemable Convertible Preferred Stock” discussion above and “Subsequent Events” note below for further discussion.

     In connection with a service agreement signed in 2002, ViroLogic issued warrants to purchase an aggregate of 100,000 shares of ViroLogic’s common stock for $2.03 per share. The warrant term is five years and was valued at $117,000. The fair values of these warrants were determined using the Black-Scholes option valuation model.

     In connection with the November 2002 sale of Series C Preferred Stock, ViroLogic issued warrants to purchase 4.8 million shares of common stock at a price of $1.11 per share. The warrant term is five years expiring November 2007 and was valued at $2.5 million using the Black-Scholes option valuation model. The fair value of the warrants is included in additional paid-in capital.

Stock Option and Stock Award to Chief Executive Officer

     Pursuant to the employment agreement with the chief executive officer, ViroLogic granted in 1999:

•	A stock award of 150,000 shares of fully-vested common stock. ViroLogic recorded compensation expense of $555,000 for this award in 1999, representing the fair value of the common stock on the grant date.

•	An incentive stock option under the Plan covering 150,000 shares of common stock at an exercise price of $3.14. This option vested as to 30,000 shares on December 31, 1999 and an additional 2,500 shares at the end of each month thereafter. Deferred compensation of $1.1 million was recorded on the date of grant. The amount is being recognized over the vesting period.

•	A non-statutory stock option, granted outside of the Plan, covering 250,000 shares of common stock at an exercise price of $3.14 per share. This option vests 25% after the first year of employment and the remaining 75% in equal monthly installments over the next three years, and may be exercised prior to vesting. ViroLogic recorded deferred compensation of $1.8 million on the date of grant. The compensation amount is being recognized over the vesting period.

•	A non-statutory stock option, granted outside of the Plan, covering 250,000 shares of common stock at an exercise price of $3.14 per share. ViroLogic recorded deferred compensation of $1.8 million on the date of grant. This option vests 100% after five years of employment or at the completion of a merger or acquisition where the common stock is imputed to be more than $18.50 per share, then 125,000 of such shares shall vest immediately. The Company is amortizing the deferred compensation over the earlier of vesting period or, with respect to 125,000 shares of the compensation of the aforementioned merger or acquisition.

     The chief executive officer may exercise any of these options prior to vesting by either cash or by delivery of a promissory note, and each of the options immediately becomes fully vested if, within one year of a change in our control or liquidation, the chief executive officer is terminated without cause or resigns for good reason.

Stock Option Plan

     On May 20, 1996, ViroLogic’s board of directors and stockholders adopted the 1996 Stock Plan, which was amended and renamed the 2000 Equity Incentive Plan in February 2000 (the “Plan”). The Plan provides for the granting of options to purchase common stock and other stock awards to employees, officers, directors and consultants of ViroLogic. ViroLogic generally grants shares of common stock for issuance under the Plan at no less than the fair value of the stock on the grant date; however, management is permitted to grant non-statutory stock options at a price not lower than 85% of the fair value of common stock on the date of grant. Options granted under the Plan generally vest over four years at a rate of 25% one year from the grant date and ratably monthly thereafter. The Plan was amended in February 2000 and May 2002, increasing the shares reserved for issuance by an additional 3,000,000 and 2,000,000 shares, respectively, for total authorized shares of 6,200,000.

     A summary of activity under the Plan is as follows:

	Outstanding Stock Options/Stock Rights

	Shares	Number of	Weighted-Average
	Available	Shares	Price Per Share

Balances at December 31, 1999	112,170	740,867	3.69
Additional shares authorized	3,000,000	—	—
Options/rights granted	(636,141)	636,141	8.17
Options/rights exercised	—	(88,475)	3.10
Options/rights forfeited	123,894	(123,894)	6.81

Balances at December 31, 2000	2,599,923	1,164,639	5.85
Options/rights granted	(1,707,644)	1,707,644	4.44
Options/rights exercised	—	(33,005)	2.38
Options/rights forfeited	260,497	(260,497)	5.50

Balances at December 31, 2001	1,152,776	2,578,781	5.00
Additional shares authorized	2,000,000	—	—
Options/rights granted	(1,288,924)	1,288,924	2.32
Options/rights exercised	—	(2,865)	1.66
Options/rights forfeited	399,872	(399,872)	4.10

Balances at December 31, 2002	2,263,724	3,464,968	4.11

     In 2002 and 2001, all options were granted at fair value on the date of grant, therefore no deferred stock-based compensation was recorded. In connection with options granted in 2000, ViroLogic recorded deferred stock-based compensation of $1.6 million, representing the difference between the exercise price and the deemed fair value of the Company’s common stock at the date of grant. The amount is being amortized over the vesting period using the graded vesting method for the individual options. Amortization of deferred stock-based compensation of $0.7 million, $1.5 million and $3.6 million was recognized during 2002, 2001 and 2000, respectively. In addition, ViroLogic recorded stock-based compensation for services rendered by non-employees of $0.2 million, $0.2 million and $0.3 million in 2002, 2001 and 2000, respectively.

     The following table summarizes information about the stock options outstanding under the Plan at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0.64	15,000	4.30	$0.64	15,000	$0.64
$ 0.80 – 1.05	204,000	9.76	1.02	40,000	0.91
1.22 – 2.40	404,027	8.53	2.05	234,811	2.04
2.47 – 2.57	862,844	9.15	2.57	249,851	2.56
2.59 – 3.14	377,951	7.36	3.05	256,833	3.11
3.15 – 3.22	357,610	8.18	3.22	173,087	3.22
3.26 – 5.75	350,297	7.02	4.32	278,503	4.42
6.00	444,709	8.08	6.00	241,506	6.00
6.78 – 9.00	267,088	7.90	8.09	166,287	8.06
9.53 – 22.13	181,442	7.64	12.87	126,505	12.74

	3,464,968			1,782,383

Common Stock Subject to Repurchase

     Certain stock options granted pursuant to the Plan may be exercised prior to vesting, subject to ViroLogic’s right to repurchase at the original exercise price if the holder terminates employment. The right to repurchase lapses over the original option vesting period, which is generally four years. From inception through December 31, 2002, employees purchased 344,250 shares of common stock subject to repurchase. ViroLogic has repurchased 47,290 shares in accordance with these rights. As of December 31, 2002, there were no remaining shares subject to repurchase.

Employee Stock Purchase Plan

     In February 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan (the “Stock Plan”). The Stock Plan permits eligible employees to acquire shares of ViroLogic’s common stock through payroll deductions of up to 15% of their eligible earnings. All full-time employees of ViroLogic, except 5% stockholders, are eligible to participate in the Stock Plan. The initial offering period began May 1, 2000, the effective date of the initial public offering. The purchase price of the shares is the lesser of 85% of the fair value of the shares at the offering date or purchase date, as defined by the Stock Plan. In 2002, the Company’s shareholders ratified an additional 500,000 shares to be reserved for issuance under the Stock Plan. Of the 1,000,000 shares of common stock reserved for issuance under the Stock Plan, 544,332 shares were issued as of December 31, 2002.

401(k) Plan

     ViroLogic’s 401(k) Plan covers substantially all employees. Employees may contribute up to 15% of their eligible compensation, subject to certain Internal Revenue Service restrictions. ViroLogic matches employee contributions in the form of ViroLogic common shares. In 2000, the 401(k) Plan was amended to increase the matching percentage to 25% of the employee contribution. The match is effective December 31 of each year and is fully vested when made. ViroLogic recorded 401(k) matching expense of $0.2 million in each of 2002, 2001 and 2000. As of December 31, 2002, ViroLogic had issued approximately 283,000 shares under the 401(k) Plan.

Reserved Shares

     As of December 31, 2002, ViroLogic had reserved shares of common stock for future issuance as follows:

Shares
Reserved

(In thousands)
Series A Preferred Stock (as if converted basis)	5,306
Series C Preferred Stock (as if converted basis)	5,835
Stock options	6,229
Warrants	16,056
Employee Stock Purchase Plan	456

33,882

     The reserved shares shown above do not include additional indeterminate amounts reserved for issuance pursuant to penalty, anti-dilution, dividend payments and other provisions relating to the Company’s Series A and Series C Preferred Stock and the related warrants.

8. INCOME TAXES

     At December 31, 2002, ViroLogic had federal and state net operating loss carryforwards of approximately $91.0 million and $36.0 million, respectively. At December 31, 2002, ViroLogic also had federal and state research and development tax credits of approximately $0.8 million and $0.8 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates between the years 2010 and 2022, if not utilized. The state of California net operating losses will expire at various dates between the years 2005 and 2013, if not utilized. The California research and development tax credits can be carried forward indefinitely.

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. Significant components of ViroLogic’s deferred tax assets for federal and state income taxes are as follows:

	December 31,

	2002	2001

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$33,400	$24,600
Research and other credits	1,300	1,200
Capitalized research and development	1,800	1,500
Other	1,000	2,100

Total deferred tax assets	37,500	29,400
Valuation allowance	(37,500)	(29,400)

Net deferred taxes	$—	$—

     Due to ViroLogic’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $8.1 million, $9.8 million and $7.9 million in 2002, 2001 and 2000, respectively.

9. RESTRUCTURING

     In November 2002, the Company implemented a business restructuring plan to reallocate certain resources to revenue maximizing activities and reduce cash consumption. The plan included a reduction in force of approximately 17% or 35 employees: 8 employees in laboratory operations; 6 employees in research and development; 8 employees in sales and marketing; and 13 employees in administration. In the fourth quarter of 2002, the Company recorded a charge for salaries, severance and other personnel related costs to the respective departments totaling $0.3 million. All amounts related to this restructuring have been paid as of December 31, 2002.

10. SUBSEQUENT EVENTS

     On February 4, 2003, ViroLogic, Inc. held a Special Meeting of Stockholders, at which its stockholders (i) approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 60,000,000 shares to 100,000,000 shares; (ii) ratified and approved the terms of the Company’s Series C Preferred Stock financing, including, without limitation, the conversion of certain secured convertible promissory notes issued by the Company to prior Series B Preferred stockholders into an aggregate of 1,204.6 shares of the Company’s Series C Preferred Stock, and the issuance of warrants to purchase shares of the Company’s common stock in exchange for currently outstanding warrants to purchase shares of the Company’s common stock; and (iii) approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to amend the Certificate of Designations, Rights and Preferences for the Series C Preferred Stock to (a) provide that any dividend payments due thereunder may be paid in either cash or shares of common stock at the option of the Company, and (b) include anti-dilution provisions substantially identical to those applicable with respect to the Company’s Series A Preferred Stock.

     Promptly following the stockholders’ approval, the principal amount of the Notes was automatically converted into 1,204.6 shares of Series C Preferred Stock, convertible into 9,955,359 shares of common stock. In addition, the note holders received warrants to purchase 4,979,742 shares of common stock at an exercise price of $1.11 per share in exchange for the warrants originally issued in connection with their purchase of Series B Preferred Stock.

     The Company expects to record a deemed dividend of approximately $2.2 million (unaudited) in the first quarter of 2003, relating to the warrant exchange. The deemed dividend will increase the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and will be included in stockholders’ equity as offsetting charges and credits to additional paid-in capital.

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Quarter ended

	March 31,	June 30,	September 30,	December 31,

	(In thousands, except per share amounts)
2002
Total revenue	$5,708	$6,657	$5,927	$6,969
Cost of product revenue	3,425	3,761	3,463	3,940
Net loss	(6,138)	(5,460)	(5,586)	(4,585)
Net loss applicable to common stockholders	(9,206)	(5,718)	(5,835)	(12,538)
Basic and diluted net loss per share	(0.43)	(0.24)	(0.24)	(0.48)

2001
Total revenue	$3,088	$4,769	$4,403	$6,013
Cost of product revenue	2,288	3,124	2,760	3,673
Net loss	(7,017)	(5,881)	(6,556)	(6,740)
Net loss applicable to common stockholders	(7,017)	(5,881)	(8,928)	(6,971)
Basic and diluted net loss per share	(0.35)	(0.29)	(0.45)	(0.34)

	Quarter ended

	March 31,	June 30,	September 30,	December 31,

	(In thousands)
2002
Patient testing	$3,640	$4,666	$4,577	$4,963
Pharmaceutical testing	1,853	1,764	1,095	1,972

Product revenue	5,493	6,430	5,672	6,935
NIH grant revenue	215	227	255	34

Total revenue	$5,708	$6,657	$5,927	$6,969

2001
Patient testing	$2,116	$2,923	$3,485	$3,517
Pharmaceutical testing	972	1,628	798	2,376

Product revenue	3,088	4,551	4,283	5,893
NIH grant revenue	—	218	120	120

Total revenue	$3,088	$4,769	$4,403	$6,013

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

     The information with respect to executive officers required by this item is set forth in Part I of this report. The information required by this item with respect to directors is incorporated by reference to the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with ViroLogic Inc.’s 2003 annual meeting.

     As of March 25, 2003, our board of directors consisted of: William D. Young, Edmon Jennings, William Jenkins, Cristina H. Kepner and David H. Persing, M.D., PhD. During 2002, we had a sixth director, Anders Hove M.D., who resigned in March 2002.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference to the information under the caption “Executive Compensation” contained in the proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” contained in the proxy statement.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to the information under the caption contained in “Certain Transactions” contained in the proxy statement.

Item 14. Controls and Procedures

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

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Index to Financial Statements

Reference is made to the Index to Financial Statements under Item 8 in Part II hereof, where these documents are listed.

(a)(2) Financial Statement Schedules: The following schedule is filed as part of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2002, 2001 and 2000

All other schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto included in Item 8 (“Financial Statements and Supplementary Data”).

(a)(3) Index to Exhibits — See (c) below.

(b)  Reports on Form 8-K

On November 25, 2002, we filed a report on Form 8-K announcing agreements to sell $7.06 million of Series C Preferred Stock in a private placement and related transactions.

(c)  Exhibits

Exhibit	Exhibit
Footnote	Number

(10)	3.1	Amended and Restated Certificate of Incorporation, as currently in effect.

(4)	3.2	Bylaws, as currently in effect.

(3)	4.1	Reference is made to Exhibits 3.1 and 3.2

(1)	4.2	Specimen Stock Certificate.

(1)	4.3	Amended and Restated Investors Rights Agreement by and among the Company and certain stockholders of the Company dated August 23, 1999.

(1)	4.4	Form of Indemnity Agreement between the Company and its directors and officers.

(1)	4.5	Warrant Agreement by and between ViroLogic and Lease Management Services, Inc. dated as of October 16, 1996.

(1)	4.6	Warrant Agreement by and between ViroLogic and MMC/GATX Partnership No. 1 dated as of January 30, 1998.

(1)	4.7	Form of Warrant to purchase Common Stock.

(1)	4.8	Form of Warrant to purchase Common Stock.

(1)	4.9	Form of Warrant to purchase Series A Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).

(1)	4.10	Form of Warrant to purchase Series A Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).

(1)	4.11	Form of Warrant to purchase Series B Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).

(1)†	4.13	Form of Stock Option Agreement under the 2000 Equity Incentive Plan for options granted prior to May 1, 2000.

(1)†	4.14	Form of Stock Option Agreement Pursuant to the 2000 Equity Incentive Plan for options granted after May 1, 2000.

(1)	4.15	Form of Warrant to Purchase Series C Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).

(6)	4.16	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.

Exhibit	Exhibit
Footnote	Number

(7)	4.17	Form of (Common) Stock Purchase Warrant issued to holders of Series B Redeemable Convertible Preferred Stock.

(7)	4.18	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.

(9)	4.19	Form of Stock Purchase Warrant issued to purchasers of Series C Preferred Stock.

(9)	4.20	Form of Stock Purchase Warrant issued to purchasers of Series B Preferred Stock.

(2)*	10.1	Agreement with Roche Molecular Systems, Inc. dated July 29, 1997.

(1)	10.2	Office Lease by and between ViroLogic and Oyster Point Tech Center LLC dated as of May 25, 1999.

(1)	10.3	Office Lease by and between ViroLogic and Trammell Crow Northern California Development, Inc. dated as of November 23, 1999.

(1)	10.5	Loan and Security Agreement by and between ViroLogic and MMC/GATX Partnership No. 1 dated as of January 30, 1998.

(1)†	10.6	Employment Agreement by and between ViroLogic and William D. Young dated September 29, 1999.

(1)†	10.7	2000 Employee Stock Purchase Plan and related offering documents.

(1)	10.8	Equipment Financing Agreement dated March 28, 2000 with Pentech Financial Services, Inc.

(2)†	10.9	ViroLogic, Inc. 2000 Equity Incentive Plan, as amended.

(3)†	10.10	Form of Executive Severance Benefits Agreement.

(3)	10.11	Master Lease Agreement dated September 14, 2000 by and between ViroLogic, Inc. and General Electric Capital Corporation.

(4)	10.12	Equipment Financing Agreement by and between ViroLogic and De Lage Landen Financial Services, Inc. dated as of January 29, 2001.

(5)	10.13	Equipment Schedule No. 4 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(5)	10.14	Sublease by and between ViroLogic, Inc. and DiaDexus, Inc.

(5)	10.15	Sublease by and between ViroLogic, Inc. and Raven Biotechnologies, Inc.

(6)	10.16	Securities Purchase Agreement, dated as of June 29, 2001, by and among ViroLogic, Inc. and each of the Purchasers.

(6)	10.17	First Registration Rights Agreement, dated as of June 29, 2001, by and between ViroLogic, Inc. and each of the Purchasers.

(6)	10.18	Second Registration Rights Agreement, dated as of June 29, 2001 by and between ViroLogic, Inc. and each of the Purchasers.

(11)	10.19	Equipment Schedule No. 5 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(8)	10.20	Equipment Lease, dated as of April 21, 2002, by and between ViroLogic and Citicapital

(8)	10.21	Sublease, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.

(8)	10.22	Sublease Termination agreement, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.

(9)	10.23	Securities Purchase Agreement, dated as of November 14, 2002, by and among ViroLogic, Inc. and each of the Purchasers.

(9)	10.24	Exchange Agreement, dated as of November 14, 2002, by and among ViroLogic, Inc. and the Series B Holders.

(9)	10.25	Stock Purchase Agreement, dated as of November 19, 2002, by and among ViroLogic, Inc. and Pfizer Ireland Pharmaceuticals.

(9)	10.26	Registration Rights Agreement, dated as of November 19, 2002, by and between ViroLogic, Inc. and each of the Purchasers.

	23.1	Consent of Ernst & Young LLP, Independent Auditors.

	24.1	Power of Attorney is contained on the signature page.

	99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

(*)	Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933 and Rule 406 Thereunder Respecting Confidential Treatment dated May 1, 2000.

(1)	Filed as an exhibit to our Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.

(2)	Filed as an exhibit to our Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission and incorporated herein by reference.

(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed on July 6, 2001 and incorporated herein by reference.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed on November 25, 2002 and incorporated herein by reference.

(10)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.

(11)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViroLogic, Inc.

	By:	/s/ WILLIAM D. YOUNG

William D. Young Chief Executive Officer

Date: March 31, 2003

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

Signatures	Title	Date

/s/ WILLIAM D. YOUNG William D. Young	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/s/ KAREN J. WILSON Karen J. Wilson	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ EDMON JENNINGS Edmon Jennings	Director	March 31, 2003

/s/ WILLIAM JENKINS William Jenkins	Director	March 31, 2003

/s/ CRISTINA H. KEPNER Cristina H. Kepner	Director	March 31, 2003

/s/ DAVID H. PERSING, M.D., PH.D. David H. Persing, M.D., Ph.D.	Director	March 31, 2003

CERTIFICATION

I, William D. Young, certify that:

1.     I have reviewed this annual report on Form 10-K of ViroLogic, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and l5d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date ); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ William D. Young William D. Young Chief Executive Officer

CERTIFICATION

I, Karen J. Wilson, certify that:

1.     I have reviewed this annual report on Form 10-K of ViroLogic, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and l5d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date ); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Karen J. Wilson Karen J. Wilson Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Exhibit
Footnote	Number

(10)	3.1	Amended and Restated Certificate of Incorporation, as currently in effect.

(4)	3.2	Bylaws, as currently in effect.

(3)	4.1	Reference is made to Exhibits 3.1 and 3.2

(1)	4.2	Specimen Stock Certificate.

(1)	4.3	Amended and Restated Investors Rights Agreement by and among the Company and certain stockholders of the Company dated August 23, 1999.

(1)	4.4	Form of Indemnity Agreement between the Company and its directors and officers.

(1)	4.5	Warrant Agreement by and between ViroLogic and Lease Management Services, Inc. dated as of October 16, 1996.

(1)	4.6	Warrant Agreement by and between ViroLogic and MMC/GATX Partnership No. 1 dated as of January 30, 1998.

(1)	4.7	Form of Warrant to purchase Common Stock.

(1)	4.8	Form of Warrant to purchase Common Stock.

(1)	4.9	Form of Warrant to purchase Series A Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).

(1)	4.10	Form of Warrant to purchase Series A Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).

(1)	4.11	Form of Warrant to purchase Series B Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).

(1)†	4.13	Form of Stock Option Agreement under the 2000 Equity Incentive Plan for options granted prior to May 1, 2000.

(1)†	4.14	Form of Stock Option Agreement Pursuant to the 2000 Equity Incentive Plan for options granted after May 1, 2000.

(1)	4.15	Form of Warrant to Purchase Series C Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).

(6)	4.16	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.

(7)	4.17	Form of (Common) Stock Purchase Warrant issued to holders of Series B Redeemable Convertible Preferred Stock.

(7)	4.18	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.

(9)	4.19	Form of Stock Purchase Warrant issued to purchasers of Series C Preferred Stock.

(9)	4.20	Form of Stock Purchase Warrant issued to purchasers of Series B Preferred Stock.

(2)*	10.1	Agreement with Roche Molecular Systems, Inc. dated July 29, 1997.

(1)	10.2	Office Lease by and between ViroLogic and Oyster Point Tech Center LLC dated as of May 25, 1999.

(1)	10.3	Office Lease by and between ViroLogic and Trammell Crow Northern California Development, Inc. dated as of November 23, 1999.

(1)	10.5	Loan and Security Agreement by and between ViroLogic and MMC/GATX Partnership No. 1 dated as of January 30, 1998.

(1)†	10.6	Employment Agreement by and between ViroLogic and William D. Young dated September 29, 1999.

(1)†	10.7	2000 Employee Stock Purchase Plan and related offering documents.

(1)	10.8	Equipment Financing Agreement dated March 28, 2000 with Pentech Financial Services, Inc.

(2)†	10.9	ViroLogic, Inc. 2000 Equity Incentive Plan, as amended.

(3)†	10.10	Form of Executive Severance Benefits Agreement.

(3)	10.11	Master Lease Agreement dated September 14, 2000 by and between ViroLogic, Inc. and General Electric Capital Corporation.

(4)	10.12	Equipment Financing Agreement by and between ViroLogic and De Lage Landen Financial Services, Inc. dated as of January 29, 2001.

Exhibit	Exhibit
Footnote	Number

(5)	10.13	Equipment Schedule No. 4 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(5)	10.14	Sublease by and between ViroLogic, Inc. and DiaDexus, Inc.

(5)	10.15	Sublease by and between ViroLogic, Inc. and Raven Biotechnologies, Inc.

(6)	10.16	Securities Purchase Agreement, dated as of June 29, 2001, by and among ViroLogic, Inc. and each of the Purchasers.

(6)	10.17	First Registration Rights Agreement, dated as of June 29, 2001, by and between ViroLogic, Inc. and each of the Purchasers.

(6)	10.18	Second Registration Rights Agreement, dated as of June 29, 2001 by and between ViroLogic, Inc. and each of the Purchasers.

(11)	10.19	Equipment Schedule No. 5 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(8)	10.20	Equipment Lease, dated as of April 21, 2002, by and between ViroLogic and Citicapital

(8)	10.21	Sublease, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.

(8)	10.22	Sublease Termination agreement, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.

(9)	10.23	Securities Purchase Agreement, dated as of November 14, 2002, by and among ViroLogic, Inc. and each of the Purchasers.

(9)	10.24	Exchange Agreement, dated as of November 14, 2002, by and among ViroLogic, Inc. and the Series B Holders.

(9)	10.25	Stock Purchase Agreement, dated as of November 19, 2002, by and among ViroLogic, Inc. and Pfizer Ireland Pharmaceuticals.

(9)	10.26	Registration Rights Agreement, dated as of November 19, 2002, by and between ViroLogic, Inc. and each of the Purchasers.

	23.1	Consent of Ernst & Young LLP, Independent Auditors.

	24.1	Power of Attorney is contained on the signature page.

	99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

*	Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933 and Rule 406 Thereunder Respecting Confidential Treatment dated May 1, 2000.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed on July 6, 2001 and incorporated herein by reference.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed on November 25, 2002 and incorporated herein by reference.

(10)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.

(11)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission and incorporated herein by reference.

49

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

	Balance at	Additions charged		Balance at
	Beginning of	to operating costs		End of
Classification	Period	and expenses	Deductions	Period

Allowance for doubtful accounts:
Year ended December 31, 2002	$588	$593	$(192)	$989
Year ended December 31, 2001	$175	$606	$(193)	$588
Year ended December 31, 2000	$63	$241	$(129)	$175

S-1