Form 10-Q
period 2003-03-31
VIROLOGIC INC
filed 2003-05-12
CIK 1094961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

     As of May 12, 2003 there were 28,922,348 shares of the registrant’s common stock outstanding.

VIROLOGIC, INC.

VIROLOGIC, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2003	2002

	Unaudited	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,047	$10,559
Short-term investments	588	586
Accounts receivable, net of allowance for doubtful accounts of $990 and $989 in 2003 and 2002, respectively	4,399	4,924
Prepaid expenses	513	811
Inventory	837	958
Restricted cash	257	257
Other current assets	126	125

Total current assets	15,767	18,220
Property and equipment, net	10,171	10,961
Restricted cash	450	450
Other assets	977	855

Total assets	$27,365	$30,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,232	$831
Accrued compensation	1,159	863
Accrued liabilities	1,784	2,456
Deferred revenue	706	674
Convertible promissory notes	—	12,046
Current portion of capital lease obligations	1,038	1,173
Current portion of loans payable	205	416

Total current liabilities	6,124	18,459
Long-term portion of capital lease obligations	270	419
Long-term deferred rent	334	345
Redeemable convertible preferred stock, $0.001 par value, 606 shares authorized, designated by series, 589 shares issued and outstanding at March 31, 2003 and December 31, 2002; aggregate liquidation preference of $5,953 at March 31, 2003	4,249	4,249
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 4,999,394 shares authorized, designated by series, 1,889 and 706 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively; aggregate liquidation preference of $18,886 at March 31, 2003	—	—
Common stock, $0.001 par value, 100,000,000 and 60,000,000 shares authorized; 28,922,348 and 28,263,255 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	29	28
Additional paid-in capital	119,683	107,925
Deferred compensation	(99)	(182)
Accumulated other comprehensive income	7	7
Accumulated deficit	(103,232)	(100,764)

Total stockholders’ equity	16,388	7,014

Total liabilities and stockholders’ equity	$27,365	$30,486

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenue:
Product revenue	$6,551	$5,493
Contract revenue	417	215

Total revenue	6,968	5,708
Operating costs and expenses:
Cost of product revenue	3,819	3,425
Research and development	1,346	2,955
General and administrative	2,466	2,744
Sales and marketing	1,842	2,872

Total operating costs and expenses	9,473	11,996

Operating loss	(2,505)	(6,288)
Interest income	37	106
Interest expense	(52)	(91)
Other income	52	135

Net loss	(2,468)	(6,138)
Deemed dividend to preferred stockholders	(2,155)	(2,860)
Preferred stock dividend	(467)	(208)

Net loss applicable to common stockholders	$(5,090)	$(9,206)

Basic and diluted net loss per common share	$(0.18)	$(0.43)

Weighted-average shares used in computing basic and diluted net loss per common share	28,353	21,325

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

OPERATING ACTIVITIES
Net loss	$(2,468)	$(6,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	923	1,078
Non-cash stock-based compensation	79	360
Provision for doubtful accounts	4	188
Amortization of deferred gain on lease assignment	(52)	—
Amortization of subtenant advance	—	(325)
Changes in assets and liabilities:
Accounts receivable	521	(186)
Prepaid expenses	298	647
Inventory	121	(49)
Other current assets	(1)	(293)
Accounts payable	401	(336)
Accrued compensation	296	587
Accrued liabilities	(833)	(706)
Deferred revenue	32	(41)
Long-term deferred rent	(11)	61

Net cash used in operating activities	(690)	(5,153)
INVESTING ACTIVITIES
Purchases of short-term investments	(1,032)	(8,062)
Maturities and sales of short-term investments	1,030	11,716
Capital expenditures	(133)	(391)
Tenant improvement reimbursement	—	1,286
Other assets	(122)	(9)

Net cash provided by (used in) investing activities	(257)	4,540
FINANCING ACTIVITIES
Principal payments on loans payable	(211)	(262)
Principal payments on capital lease obligations	(284)	(170)
Net proceeds from issuance of common stock	1	4
Net proceeds from (expenses relating to) issuance of preferred stock	(71)	9,849

Net cash provided by (used in) financing activities	(565)	9,421

Net increase (decrease) in cash and cash equivalents	(1,512)	8,808
Cash and cash equivalents at beginning of period	10,559	1,399

Cash and cash equivalents at end of period	$9,047	$10,207

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The condensed balance sheet as of December 31, 2002 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2002.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

     Product revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payor programs, including Medicare. Billings for services under third-party payor programs are included in revenues net of an allowance for contractual discounts and an allowance for differences between the amounts billed and estimated payment amounts. The Company estimates these allowances based on historical payment information and current sales data. If the government and other third-party payors significantly change their reimbursement policies or the relative mix of third-party payors changes, an adjustment to the allowance may be necessary. Revenue generated from the Company’s database of resistance test results is recognized when earned under the terms of the related agreements, generally at the shipment of the requested reports. Contract revenue consists of revenue generated from National Institutes of Health (“NIH”) grants and commercial assay development, and other non-product revenue. The costs associated with contract revenue are included in research and development expenses. Deferred revenue relates to cash received in advance of meeting the revenue recognition criteria described above.

Inventory

     Inventory is stated at the lower of standard cost, which approximates actual cost, or market. Inventory consists of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2003	2002

	(UNAUDITED)
Raw materials	$459	$712
Work in process	378	246

Total	$837	$958

Stock-Based Compensation

     The Company has elected to continue to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock-Based Compensation” (“APB 25”) to account for employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. Deferred compensation, if recorded, is amortized using the graded vesting method. Statement of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an

amendment of FASB Statement No. 123” (“SFAS 148”) requires the disclosure of pro forma information regarding net loss and net loss per share as if the Company had accounted for its stock options under the fair value method.

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

     The Company has two stock-based employee compensation plans: the 2000 Equity Incentive Plan and the 2000 Employee Stock Purchase Plan. The Company estimates the fair value of these stock options and stock purchases at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the three months ended March 31, 2003 and 2002: risk-free interest rate of 2.9%; a weighted-average expected life of stock options from grant date of four years; a weighted-average expected stock purchase right of six months; volatility factor of the expected market price of the Company’s common stock of 100%; and a dividend yield of zero.

     For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of the stock options and stock purchase rights are amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	Three Months Ended

		March 31,
	2003	2002

	(In thousands, except per
	share amounts)
Net loss applicable to common stockholders — as reported	$(5,090)	$(9,206)
Add back:
Amortization of deferred compensation	77	223
Deduct:
Stock-based compensation expense determined under SFAS 123	(504)	(1,417)

Pro forma net loss applicable to common stockholders	$(5,517)	$(10,400)

Net loss per share:
Net loss applicable to common stockholders — as reported	$(0.18)	$(0.43)

Net loss applicable to common stockholders — pro forma	$(0.19)	$(0.49)

     The Company accounts for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued and expensed over their vesting periods.

Reclassification

     Reclassifications have been made to certain 2002 amounts to conform to the 2003 presentation.

Recent Accounting Pronouncements

     In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact that the adoption of EITF 00-21 will have on its results of operations or financial position.

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

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company’s results of operations or financial position.

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

	Three Months Ended
	March 31,

	2003	2002

	(UNAUDITED)
Net loss	$(2,468)	$(6,138)
Changes in unrealized gain on securities available-for-sale, net of tax	—	(64)

Comprehensive loss	$(2,468)	$(6,202)

3. NET LOSS PER SHARE

     Basic earnings (loss) per share is calculated based on the weighted-average number of common shares outstanding during the periods presented. Diluted earnings per share would give effect to the dilutive effect of common stock equivalents consisting of convertible preferred stock and stock options and warrants, calculated using the treasury stock method. Potentially dilutive securities have been excluded from the diluted earnings per share computations as they have an anti-dilutive effect due to the Company’s net loss.

4. CONVERTIBLE PROMISSORY NOTES

     On February 4, 2003, the Company’s stockholders approved the conversion of certain convertible secured promissory notes (“Notes”) into an aggregate of 1,204.6 shares of the Company’s Series C Convertible Preferred Stock (“Series C Preferred Stock”). In addition, the Company’s stockholders approved the issuance of warrants to purchase approximately 5.0 million shares of the Company’s common stock at an exercise price of $1.11 per share in exchange for warrants originally issued in connection with the issuance of the Company’s Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”). See the “Capital Stock” note below for further details.

5. CAPITAL STOCK

Preferred Stock

Series A Redeemable Convertible Preferred Stock

     During 2001, the Company issued and sold, in a private placement, an aggregate of 1,625 shares of the Company’s Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) and warrants to purchase an aggregate of 3.2 million shares of common stock, for an aggregate purchase price of $16.25 million.

     Of the 1,625 shares issued in the financing, 589 shares remain outstanding as of March 31, 2003, and the remainder were converted into an aggregate of 4.6 million shares of the Company’s common stock. As a result of the Company’s sale of Series C Preferred Stock, which is described below, the conversion price of the Series A Preferred Stock and the exercise price of the warrants issued to the purchasers of the Series A Preferred Stock has each been reduced to $1.11. Accordingly, the 589 shares of Series A Preferred Stock outstanding are convertible into approximately 5.3 million shares of common stock, and the outstanding warrants are exercisable for approximately 8.1 million shares of common stock.

     The Series A Preferred Stock bears an initial 6% annual dividend rate which increases to an 8% annual rate on the fourth such payment, then increases by 2 percentage points every six months up to a maximum annual rate of 14%. This dividend is paid as a stock dividend semi-annually. Subject to the limitations described below, the holders of Series A Preferred Stock may elect to convert their shares into the Company’s common stock at any time, just as they may choose to exercise their warrants at any time. Also subject to the limitations described below, the Company may, at its option, convert the Series A Preferred Stock into common stock at any time after June 21, 2002 for Series A Preferred Stock issued at the first closing and after July 9, 2002 for Series A Preferred Stock issued at the second closing, but only if the Company’s stock price exceeds $5.10 for 20 consecutive trading days. The Company may also, at its option, convert the Series A Preferred Stock into common stock upon a sale of common stock in a firm commitment underwritten offering to the public if the public offering price exceeds $5.10, the aggregate gross proceeds exceed $40 million and the registration statements covering shares underlying the Series A Preferred Stock are effective.

     The holders are not subject to any limitations on the number of conversions of Series A Preferred Stock or subsequent sales of the corresponding common stock, that they can effect, other than a prohibition on any holder acquiring beneficial ownership of more than 4.99% of the outstanding shares of the Company’s common stock. This limitation also applies to the Company’s ability to convert Series A Preferred Stock.

     The holders of Series A Preferred Stock have the right to require the Company to redeem all of the Series A Preferred Stock for cash equal to the greater of (i) 115% of their original purchase price plus 115% of any accrued and unpaid dividend or (ii) the aggregate fair market value of the shares of common stock into which such shares of Series A Preferred Stock are then convertible. Series A Preferred Stock is redeemable by the holders in any of the following situations:

•	If the Company fails to remove a restrictive legend on any certificate representing any common stock that was issued to any holder of such series upon conversion of their preferred stock or exercise of their warrant and that may be sold pursuant to an effective registration statement or an exemption from the registration requirements of the federal securities laws

•	If the Company fails to have sufficient shares of common stock reserved to satisfy conversions of the series

•	If the Company fails to honor requests for conversion, or if the Company notifies any holder of such series of its intention not to honor future requests for conversion

•	If the Company institutes voluntary bankruptcy or similar proceedings

•	If the Company makes an assignment for the benefit of creditors, or applies for or consents to the appointment of a receiver or trustee for the Company or for a substantial part of the Company’s property or business, or such a receiver or trustee shall otherwise be appointed

•	If the Company sells all or substantially all of its assets

•	If the Company merges, consolidates or engages in any other business combination (with some exceptions), provided that such transaction is required to be reported pursuant to Item 1 of Form 8-K

•	If the Company commits a material breach under, or otherwise materially violates the terms of, the transaction documents entered into in connection with the issuance of such series

•	If the registration statements covering shares of common stock underlying the Series A Preferred Stock and related warrants cannot be used by the respective selling security holders for the resale of all the underlying shares of common stock for an aggregate of more than 30 days

•	If the Company’s common stock is not tradable on the NYSE, the AMEX, the Nasdaq National Market or the Nasdaq SmallCap market for an aggregate of twenty trading days in any nine month period. In order for the Company’s common stock to continue to be quoted on the National Market, the Company must continue to satisfy various listing maintenance standards established by Nasdaq, including, among other things, a requirement that the Company has stockholders’ equity of at least $10 million and that the Company’s stock price consistently trades at or above $1.00 per share

•	If 35% or more of the Company’s voting power is held by any one person, entity or group

•	If the Company fails to pay any indebtedness in excess of $350,000 when due, or if there is any event of default under any agreement that is likely to have a material adverse effect on the Company

•	Upon the institution of involuntary bankruptcy proceedings

     Upon the occurrence of any of the redemption events described above, individual holders of the Series A Preferred Stock would have the option, while such event continues, to require the Company to purchase some or all of the then outstanding shares of Series A Preferred Stock held by such holder. If the Company receives any notice of redemption, the Company is required to immediately (no later than one business day following such receipt) deliver a written notice to all holders of the same series of preferred stock stating the date when the Company received the redemption notice and the amount of preferred stock covered by the notice. If holders of the Series A Preferred Stock were to exercise their rights to redeem a material number of their shares as a result of any of the events described above, such a redemption could have a material adverse effect on the Company.

     The Company may redeem the Series A Preferred Stock at any time after June 29, 2003, for Series A Preferred Stock issued at the first closing and after September 27, 2003 for Series A Preferred Stock issued at the second closing. Due to the nature of the redemption features of the Series A Preferred Stock, such stock has been excluded from permanent equity in the Company’s financial statements.

     The Company initially recorded the Series A Preferred Stock at its fair value on the date of issuance. In accordance with EITF Topic D-98: Classification and Measurement of Redeemable Securities (“EITF Topic D-98”), the Company has elected not to adjust the carrying value of the Series A Preferred Stock to the redemption value of such shares, since it is uncertain whether or when the redemption events described above will occur. Subsequent adjustments to increase the carrying value to the redemption value will be made when it becomes probable that such redemption will occur. As of March 31, 2003, the redemption value of the Series A Preferred Stock was $6.8 million.

Series B Redeemable Convertible Preferred Stock

     During 2002, the Company issued and sold, in a private placement, an aggregate of 1,005 shares of Series B Preferred Stock and warrants to purchase an aggregate of 2.2 million shares of common stock, for an aggregate purchase price of $10.05 million. In connection with this financing, the Company also granted warrants to purchase an aggregate of 637,261 shares of common stock to holders of Series A Preferred Stock, as a payment in order to secure their consent and waiver concerning the financing and the resulting impact on the Series A Preferred Stock.

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

     In connection with the sale of Series C Preferred Stock, described below, on November 19, 2002, the Company repurchased all of the outstanding Series B Preferred Stock in exchange for Notes. The aggregate principal amount of the Notes was $12.05 million. In addition, the Notes bore an interest rate of 8%, had a maturity date of March 19, 2003 and were secured by substantially all of the

Company’s assets. On February 4, 2003, the Company’s stockholders approved the conversion of the Notes into an aggregate of 1,204.6 shares of Series C Preferred Stock. In addition, the Company’s stockholders approved the issuance of warrants to purchase approximately 5.0 million shares of the Company’s common stock at an exercise price of $1.11 per share in exchange for warrants originally issued in connection with Series B Preferred Stock.

Series C Convertible Preferred Stock

     On November 14, 2002, the Company entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 706 shares of Series C Preferred Stock and warrants to purchase an aggregate of 4.4 million shares of common stock, for an aggregate purchase price of $7.06 million. The transaction closed on November 19, 2002. On February 4, 2003, the Company issued an aggregate of 1,204.6 additional shares of Series C Preferred Stock upon conversion of the Notes. The rights, preferences and privileges of the Series C Preferred Stock are set forth in the Certificate of Designations, Preferences and Rights of Series C Preferred Stock (“Certificate”), as amended on February 4, 2003 to (a) provide that any dividend payments due thereunder may be paid in either cash or shares of common stock at the option of the Company, and (b) include anti-dilution provisions substantially identical to those applicable with respect to Series A Preferred Stock. The warrants are subject to the terms and conditions of the stock purchase warrants issued by the Company and evidencing the warrants.

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

     The Company recorded a deemed dividend of $7.7 million in the fourth quarter of 2002 relating to the issuance of the Series C Preferred Stock. The charge includes deemed dividends associated with an automatic adjustment of the conversion price of the Company’s Series A Preferred Stock, which was triggered as a result of the issuance of the Series C Preferred Stock. The charge also includes deemed dividends associated with the exchange of the Series B Preferred Stock for Notes and the sale of the Series C Preferred Stock together with the warrants described above. The Company recorded a deemed dividend of $2.2 million in the first quarter of 2003, relating to the warrant exchange. The deemed dividend increased the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share and is included in stockholders’ equity as offsetting charges and credits to additional paid-in capital.

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

     The redemption events described above are all within the control of the Company. Therefore, in accordance with EITF Topic D-98, the Company has classified the Series C Preferred Stock in permanent equity. In addition, the Company initially recorded the Series C Preferred Stock at its fair value on the date of issuance. It has elected not to adjust the carrying value of the Series C Preferred Stock to the redemption value of such shares, since it is uncertain whether or when the redemption events described above will occur. Subsequent adjustments to increase the carrying value to the redemption value will be made when it becomes probable that such redemption will occur. As of March 31, 2003, the redemption value of the Series C Preferred Stock was $22.7 million.

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

     In the event funds are not sufficient to make a complete distribution to either the holders of Series C Preferred Stock or Series A Preferred Stock as described above, the assets of the Company available for distribution will be distributed ratably among the holders of Series C Preferred Stock or Series A Preferred Stock, respectively. As of March 31, 2003, the liquidation value of the Series A and C Preferred Stock was $6.0 million and $18.9 million, respectively.

6. COMMITMENTS

     The Company leases two buildings and sublease one building, totaling approximately 80,000 square feet of laboratory and office space in South San Francisco, California. The leases expire in the years 2004 and 2010 and provide the Company with options to extend the terms for an additional seven and ten years, respectively. The sublease, which covers approximately 14,000 square feet, expires on September 30, 2003, and provides the Company with the option to extend for three months. In addition, the Company is currently marketing one of the leased buildings totaling approximately 25,000 square feet for sublease.

     In June 2002, the Company assigned a lease of excess laboratory and office space and transferred ownership through the sale of related leasehold improvements and equipment to a third party. The Company received net proceeds from the lease assignment of $3.8 million, resulting in a net gain of $0.3 million which is included in accrued liabilities and other long-term liabilities and is recognized as other income over the sublease term. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $1.0 million in 2003; $1.4 million in 2004; $1.4 million in 2005; and $8.3 million from 2006 through 2011.

     At March 31, 2003, contractual obligations for the next five years and thereafter, excluding the lease assignment guarantee discussed above, are as follows:

	Payments Due By Period

	Less Than
	1 Year	2-3 Years	4-5 Years	Thereafter	Total

	(In thousands)
Operating leases	$1,767	$2,301	$2,008	$2,213	$8,289
Capital leases	1,064	281	—	—	1,345
Loans	69	—	—	—	69
Materials and service contracts	600	—	—	—	600

Total	$3,500	$2,582	$2,008	$2,213	$10,303

     In addition, the Company is obligated to pay dividends to the Series A and C preferred stockholders. See “Capital Stock” note for further discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

     The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this Form 10-Q.

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding our PhenoSense and GeneSeq testing products, the growth of our pharmaceutical business, research and development expenditures, adequacy of our capital resources, and other financial matters. These statements, which sometimes include words such as “expect,” “goal,” “may,” “anticipate,” “should,” “continue,” or “will,” reflect our expectations and assumptions as of the date of this Quarterly Report based on currently available operating, financial and competitive information. Actual results could differ materially from those in the forward-looking statements as a result of a number of factors, including our ability to raise additional capital, the market acceptance of our resistance testing products, the effectiveness of our competitors’ existing products and new products, the ability to effectively manage growth and the risks associated with our dependence on patents and proprietary rights. These factors and others are more fully described in “Risk Factors” and elsewhere in this Form 10-Q. We assume no obligation to update any forward-looking statements.

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

Revenue Recognition

     Product revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payor programs, including Medicare. Billings for services under third-party payor programs are included in revenues net of an allowance for contractual discounts and an allowance for differences between the amounts billed and estimated payment amounts. We estimate these allowances based on historical payment information and current sales data. If the government and other third-party payors significantly change their reimbursement policies or the relative mix of third-party payors changes, an adjustment to the allowance may be necessary. Revenue generated from our database of resistance test results is recognized when earned under the terms of the related agreements, generally at the shipment of the requested reports. Contract revenue consists of revenue generated from National Institutes of Health (“NIH”) grants and commercial assay development, and other non-product revenue. The costs associated with contract revenue are included in research and development expenses. Deferred revenue relates to cash received in advance of meeting the revenue recognition criteria described above.

Deferred Tax Assets

     We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

Deemed Dividends

     We estimate a beneficial conversion feature for our convertible preferred stock in accordance with Emerging Issues Task Force Consensus No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features” and No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” based on the difference between the estimated conversion price and common stock fair market value at the date of issuance. We record the beneficial conversion feature as a deemed dividend on the Statement of Operations, resulting in an increase to the net loss applicable to common stockholders in the calculation of basic and diluted net loss per common share.

Stock-Based Compensation

     We have elected to continue to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock-Based Compensation” (“APB 25”) to account for employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. Deferred compensation, if recorded, is amortized using the graded vesting method. Statement of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”) requires the disclosure of pro forma information regarding net loss and net loss per share as if we had accounted for its stock options under the fair value method. See “Summary of Significant Accounting Policies” note to the financial statements for further discussion.

     We account for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued and expensed over their vesting periods.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

	2003	2002

	(In thousands)
Patient testing	$5,294	$3,640
Pharmaceutical company testing	1,257	1,853

Product revenue	6,551	5,493
Contract revenue	417	215

Total revenue	$6,968	$5,708

     Revenue. Revenue increased to $7.0 million in the first quarter of 2003 from $5.7 million in the corresponding quarter of 2002, an increase of $1.3 million. The increase was primarily attributable to greater sales of PhenoSense HIV, GeneSeq HIV and PhenoSense GT for patient testing. Contract revenue consists of revenue from NIH research grants and commercial assay development, and other non-product revenue. We believe increased demand for existing and new products will be the primary factors contributing to an increased level of sales in 2003 as compared to 2002. We anticipate quarterly differences in the revenue growth rate due to timing of various clinical studies for pharmaceutical customers and the seasonal effects observed in patient testing, which has historically occurred in the first and third quarters.

     Cost of product revenue. Cost of product revenue increased to $3.8 million in the first quarter of 2003 from $3.4 million in the corresponding quarter of 2002, an increase of $0.4 million. The increase was primarily due to the higher volume of testing. Included in these costs are materials, supplies, labor and overhead related to product revenue. Gross margin on product revenue increased to 42% in the first quarter of 2003 from 38% in the corresponding quarter of 2002 primarily due to improved operational efficiency and economies of scale, and the implementation of the business restructuring plan as discussed below. We anticipate that gross margin on our product revenue will continue to improve as revenue increases.

     Research and development. Research and development expenses decreased to $1.3 million in the first quarter of 2003 from $3.0 million in the corresponding quarter of 2002, a decrease of $1.6 million. The decrease was primarily the result of reallocating certain clinical research and research and development resources to revenue generating activities and the implementation of the business restructuring plan as discussed below. Total research and development expenses included costs associated with contract revenue as follows:

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
PhenoSense HIV Entry and GeneSeq HIV Entry assays	$—	$115
Replication Capacity HIV assay	—	100
Commercial assay development and other projects	190	—

Total	$190	$215

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

     The following summarizes our products and products in development:

Estimated
Completion

PhenoSense HIV, a phenotypic HIV test
Pharmaceutical and patient testing	Completed
GeneSeq HIV, a genotypic HIV test
Pharmaceutical and patient testing	Completed
PhenoSense GT, a combination phenotype/genotype HIV test
Patient testing	Completed
Replication Capacity HIV, a measurement of fitness(1)
Pharmaceutical and patient testing	Completed
PhenoScreen, a high-throughput screening assay
Pharmaceutical testing	Completed
PhenoSense HIV Entry and GeneSeq HIV Entry Assays, entry inhibitor assays(2)
Pharmaceutical testing	Completed
Patient testing (3)	2004
PhenoSense HIV Vaccine Entry, an entry neutralization assay
Pharmaceutical testing	Completed
GeneSeq HBV, a genotypic hepatitis B test
Pharmaceutical testing	Completed
Patient testing(3)	2005
PhenoSense HBV, a phenotypic hepatitis B test
Pharmaceutical testing	2004
Patient testing(3)	2006
PhenoSense HCV, a phenotypic hepatitis C test
Pharmaceutical testing	2004
Patient testing(3)	2006
GeneSeq HCV, a genotypic hepatitis C test
Pharmaceutical testing	2003
Patient testing(3)	2005

(1)	Currently offered free of charge on phenotypic reports; in the future may be offered as a stand-alone product.

(2)	This test may be incorporated into one of our existing products or possibly offered as a stand-alone product.

(3)	This test is expected to be offered after pharmaceutical drugs are available for patient use.

     General and administrative. General and administrative expenses decreased to $2.5 million in the first quarter of 2003 from $2.7 million in the corresponding quarter of 2002, a decrease of $0.3 million. The decrease was primarily due to the implementation of the business restructuring plan as discussed below and a reduction in noncash compensation expenses related to granting stock and options prior to our initial public offering, and was partially offset by an increase in fees for professional services and costs associated with facilities currently marketed for sublease. In 2003, we expect general and administrative expenses to decrease primarily due to continued leveraging of existing infrastructure and the implementation of the business restructuring plan as discussed below.

     Sales and marketing. Sales and marketing expenses decreased to $1.8 million in the first quarter of 2003 from $2.9 million in the corresponding quarter of 2002, a decrease of $1.0 million. This decrease was primarily due to continued effective utilization of our sales and marketing capabilities and the implementation of the business restructuring plan as discussed below. In addition, in 2002, we incurred expenses for sales and marketing programs related to the commercialization of PhenoSense GT, which was launched in November 2001. In 2003, we expect sales and marketing expenses to decrease primarily due to continued effective utilization of our sales and marketing capabilities and the implementation of the business restructuring plan as discussed below.

     Interest income. Interest income decreased to $37,000 in the first quarter of 2003 from $106,000 in the corresponding quarter of 2002, a decrease of $69,000. This decrease was primarily due to lower interest rates.

     Interest expense. Interest expense decreased to $52,000 in the first quarter of 2003 from $91,000 in the corresponding quarter of 2002, a decrease of $39,000. This decrease was primarily due to the payoff of several equipment loans which ended.

     Other income. Other income decreased to $52,000 in the first quarter of 2003 from $135,000 in the corresponding quarter of 2002, a decrease of $83,000. Other income represents residual income from our lease assignment in 2002.

     Deemed dividend. On February 4, 2003, our stockholders approved the conversion of certain convertible secured promissory notes (“Notes”) issued to prior Series B preferred stockholders into Series C Preferred Stock and the issuance of warrants to purchase shares of our common stock in exchange for warrants originally issued in connection with Series B Preferred Stock. The warrant exchange resulted in a charge of $2.2 million which was recorded at the time of the exchange in the first quarter of 2003.

     In the first quarter of 2002, we sold 1,005 shares of Series B Preferred Stock with warrants to purchase an aggregate of 2.2 million shares of common stock, for an aggregate purchase price of $10.05 million. In connection with this financing, we also granted warrants to purchase an aggregate of 637,261 shares of common stock to holders of Series A Preferred Stock as a payment in order to secure their consent and waiver concerning the financing and the resulting impact on the Series A Preferred Stock. The issuance of the Series B Preferred Stock resulted in a beneficial conversion feature of $2.9 million.

     The beneficial conversion features were calculated in accordance with Emerging Issues Task Force Consensus No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features” and Emerging Issues Task Force Consensus No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” The beneficial conversion features were reflected as deemed dividends in the Statement of Operations of $2.2 million and $2.9 million in the first quarter of 2003 and 2002, respectively, and are included in stockholders’ equity as offsetting charges and credits to additional paid-in capital.

     Preferred stock dividend. We recorded a preferred stock dividend of $0.5 million and $0.2 million in the first quarter of 2003 and 2002, respectively. The Series A Preferred Stock issued in 2001 bears an initial 6% annual dividend rate, payable twice a year in shares of common stock, which increases to an 8% annual rate on the fourth such payment, and then increases by 2 percentage points every six months thereafter up to a maximum annual rate of 14%. The Series C Preferred Stock bears an initial 8% annual dividend rate, payable quarterly, which increases to a 9% annual dividend rate on June 30, 2004, then increases by one percentage point every quarter thereafter up to a maximum annual rate of 14% and is payable in cash or shares of common stock at our option. In the first quarter of 2003, we paid the Series C dividend in shares of common stock.

     Business restructuring. In the fourth quarter of 2002, we implemented a business restructuring plan to reallocate certain resources to revenue maximizing activities and reduce cash consumption. The plan included a reduction in force of approximately 17% or 35 employees: 8 employees in laboratory operations; 6 employees in research and development; 8 employees in sales and marketing; and 13 employees in administration. In the fourth quarter of 2002, we recorded a charge for salaries, severance and other personnel related costs to the respective departments totaling $0.3 million. We did not incur any additional expenses relating to the business restructuring in the first quarter of 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact that the adoption of EITF 00-21 will have on our results of operations or financial position.

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

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on our results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

     We expect our available cash and cash equivalents, short-term investments and short-term restricted cash of $9.9 million at March 31, 2003, funds provided by the sale of our products, contract revenue, and borrowing under equipment financing arrangements will be adequate to fund our operations through December 2003, assuming revenues reach projected levels and cost containment measures continue to be effective. In addition, we plan to continue to evaluate various strategic opportunities, including among others, research and development collaborations, international alliances and marketing partnerships.

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

     Net cash used in operating activities was $0.7 million and $5.2 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in cash used in operating activities primarily relates to lower operating losses as discussed above.

     Net cash used in investing activities of $0.3 million for the three months ended March 31, 2003 resulted from capital expenditures and costs associated with acquiring other assets. Net cash provided by investing activities of $4.5 million for the three months ended March 31, 2002 resulted primarily from the net proceeds from maturities and sales of short-term investments and a tenant improvement reimbursement of $1.3 million.

     Net cash used in financing activities of $0.6 million for the three months ended March 31, 2003 resulted primarily from payments on loans and capital lease obligations. Net cash provided by financing activities of $9.4 million for the three months ended March 31,

2002 resulted primarily from the sale of Series B Preferred Stock in March 2002 for net proceeds of $9.8 million, partially offset by payments on loans and capital lease obligations.

     We lease two buildings and sublease one building, totaling approximately 80,000 square feet of laboratory and office space in South San Francisco, California. The leases expire in the years 2004 and 2010 and provide us with options to extend the terms for an additional seven and ten years, respectively. The sublease, which covers approximately 14,000 square feet, expires on September 30, 2003, and provides us with the option to extend for three months. In addition, we are currently marketing one of the leased buildings totaling approximately 25,000 square feet for sublease.

     In June 2002, we assigned a lease of excess laboratory and office space and transferred ownership through the sale of related leasehold improvements and equipment to a third party. We received net proceeds from the lease assignment of $3.8 million, resulting in a net gain of $0.3 million which is included in accrued liabilities and other long-term liabilities and is recognized as other income over the sublease term. In the event of default by the assignee, we would be contractually obligated for payments under the lease of: $1.0 million in 2003; $1.4 million in 2004; $1.4 million in 2005; and $8.3 million from 2006 through 2011.

     At March 31, 2003, our contractual obligations for the next five years and thereafter, excluding the lease assignment guarantee discussed above, are as follows:

	Payments Due By Period

	Less Than
	1 Year	2-3 Years	4-5 Years	Thereafter	Total

	(In thousands)
Operating leases	$1,767	$2,301	$2,008	$2,213	$8,289
Capital leases	1,064	281	—	—	1,345
Loans	69	—	—	—	69
Materials and service contracts	600	—	—	—	600

Total	$3,500	$2,582	$2,008	$2,213	$10,303

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

     As of March 31, 2003, we had available cash and cash equivalents, short-term investments and short-term restricted cash of $9.9 million. We anticipate that our existing capital resources together with funds from the sale of our products, contract revenue and borrowing under existing equipment financing arrangements will enable us to maintain currently planned operations through December 31, 2003. However, we may need additional funding sooner than that. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, we cannot guarantee that additional financing, in any form, will be available at all, or on terms acceptable to us. Our ability to raise additional capital also may be dependent upon our common stock being quoted on the Nasdaq Stock Market. We cannot guarantee that we will be able to satisfy the criteria for continued listing on the Nasdaq Stock Market or any other market. If we sell equity or convertible debt securities to raise additional funds, our existing stockholders may incur substantial dilution and any shares so issued will likely have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common and preferred stock. In the event financing is not available in the time frame required, we will be forced to reduce our operating expenses, curtail sales and marketing activities, reschedule research and development projects or delay, scale back or eliminate some or all of our activities. Further, we might be required to sell certain of our assets or obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize ourselves. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could make it difficult or impossible to implement our long-term business plans or could affect our ability to continue as a going concern.

We expect to incur future losses and may not achieve profitability as soon as expected, which may cause our stock price to fall.

     We have experienced significant losses each year since our inception and expect to incur substantial additional losses. We experienced net losses applicable to common stockholders of approximately $33.3 million, $28.8 million and $38.9 million in 2002, 2001 and 2000, respectively. As of March 31, 2003, we had an accumulated deficit of approximately $103.2 million. We expect to continue to incur substantial losses primarily as a result of spending related to:

•	Expanding patient sample processing capabilities

•	Research and product development costs

•	Sales and marketing activities

•	Additional clinical laboratory and research space and other necessary facilities

•	General and administrative costs

     If our history of losses continues, our stock price may fall and you may lose part or all of your investment.

Our stockholders will experience substantial additional dilution if our shares of preferred stock or their related warrants are converted into or exercised for shares of common stock. Our outstanding shares of preferred stock and related warrants are currently convertible into or exercisable for up to an aggregate of 38,959,446 shares of common stock, or approximately 135% of the number of shares of currently outstanding common stock.

     As of March 31, 2003, we had approximately 28,922,347 shares of common stock outstanding. However, as of March 31, 2003, we also had outstanding the following shares of preferred stock and related warrants:

•	589 shares of Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), convertible into 5,306,306 shares of common stock (not including the conversion of accrued but unpaid premiums)

•	1,888.6 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”), convertible into 15,608,272 shares of common stock

•	warrants issued to the purchasers of our preferred stock in connection with our preferred stock financings to purchase 18,044,868 shares of common stock

     Together, the common shares reserved for issuance upon conversion of the Series A Preferred Stock and Series C Preferred Stock, and upon exercise of the warrants referenced above, represent approximately 38,959,446 shares of common stock, or 135% of the outstanding shares of our common stock at March 31, 2003, all of which are issuable for an approximate weighted-average effective price of $1.20 per share.

     The number of shares of common stock that we may be required to issue upon conversion of the Series A Preferred Stock, and exercise of the warrants granted to purchasers of our Series A Preferred Stock in connection with the issuance thereof, can increase substantially upon the occurrence of several events, including if:

•	We issue shares of stock (with certain exceptions) for an effective price less than the conversion price of the Series A Preferred Stock or the related warrants (each $1.11 as of April 28, 2003). This could be likely given that this sort of adjustment has already occurred, our stock price has been below $1.11, the historical volatility of our stock price and the recent volatility of stocks of companies in our industry and of the stock market in general

•	We fail to have sufficient shares of common stock reserved to satisfy conversions, exercises and other issuances

•	We fail to honor requests for conversion, or notify any holder of Series A Preferred Stock of our intention not to honor requests for conversion

•	We fail to issue shares upon exercise of the warrants

•	We fail to redeem any shares of Series A Preferred Stock when required

     We are also obligated to issue additional shares of common stock every six months to the holders of the Series A Preferred Stock as “premium payments.” As of April 28, 2003, these issuances equaled about 280 shares of common stock for every share of Series A Preferred Stock outstanding at the time the issuance is made. This number of shares will increase every six months, starting with the fourth such issuance (to be made in the second half of 2003), by about 93 shares of common stock for each share of Series A Preferred Stock, up to a maximum of about 654 shares of common stock for every share of Series A Preferred Stock. All of the previous share totals are based upon an assumed stock price of $1.07, which was the closing price of our stock on the Nasdaq National Market on April 28, 2003, but the actual number of shares will be based upon our stock price from time to time as of the payment dates. To date, we have issued 538,719 shares of common stock to holders of Series A Preferred Stock as premium payments on those shares. If the 589 shares of the Series A Preferred Stock outstanding as of March 31, 2003 remain outstanding for five years following such date, we will issue as premium payments an additional 3,522,991 shares of common stock (again based on an assumed stock price of $1.07) to holders of the Series A Preferred Stock, which is 12% of the shares of common stock outstanding as of March 31, 2003. We do not receive payment or other consideration for these issuances.

     We amended the rights of the Series C Preferred Stock to (i) provide that any premium payments due thereunder may be paid in either cash or shares of common stock at our option, and (ii) include anti-dilution provisions substantially identical to those applicable with respect to our Series A Preferred Stock. As a result, the number of shares of common stock that we may be required to issue upon conversion of the Series C Preferred Stock will increase substantially in the event that we issue shares of stock for an effective price less than the then conversion price of the Series C Preferred Stock ($1.21 as of March 31, 2003). The premium payment due on each share of Series C Preferred Stock each quarter is currently equal to $200, but will increase beginning with the payment due on June 30, 2004 by $25 per share up to a maximum of $350 per share. If all 1,888.6 shares of Series C Preferred Stock outstanding as of March 31, 2003 remain outstanding for five years following such date, and we choose to pay all premium amounts due on those shares in common stock instead of cash, we will issue an additional 10,634,407 shares of common stock (again based on an assumed stock price of $1.07) to holders of the Series C Preferred Stock, which is 37% of the shares of common stock outstanding as of March 31, 2003. We do not receive payment or other consideration for these issuances.

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

     Holders of our Series A Preferred Stock and Series C Preferred Stock have the right, under certain circumstances, to require us to redeem for cash all of the preferred stock that they own. The redemption price for the Series A Preferred Stock is the greater of (i) 115% of the original purchase price plus 115% of any accrued premium payment thereon and (ii) the aggregate fair market value of the shares of common stock into which such shares of Series A Preferred Stock are then convertible. The redemption price for the Series C Preferred Stock is the greater of (i) 120% of the original purchase price plus 120% of any accrued premium payment thereon and (ii) the aggregate fair market value of the shares of common stock into which such shares of Series C Preferred Stock are then convertible. As of March 31, 2003, there were 589 shares of Series A Preferred Stock and 1,888.6 shares of Series C Preferred Stock outstanding, with an aggregate redemption price equal to approximately $6.8 million and $22.7 million, respectively.

     The Series A Preferred Stock and Series C Preferred Stock are each redeemable by the holders of the respective series in any of the following situations:

•	If we fail to remove a restrictive legend on any certificate representing any common stock that was issued to any holder of such series upon conversion of their preferred stock or exercise of their warrants and that may be sold pursuant to an effective registration statement or an exemption from the registration requirements of the federal securities laws

•	If we fail to have sufficient shares of common stock reserved to satisfy conversions of the series

•	If we fail to honor requests for conversion, or if we notify any holder of such series of our intention not to honor future requests for conversion

•	If we institute voluntary bankruptcy or similar proceedings

•	If we make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for us or for a substantial part of our property or business, or such a receiver or trustee shall otherwise be appointed

•	If we sell all or substantially all of our assets

•	If we merge, consolidate or engage in any other business combination (with some exceptions), provided that such transaction is required to be reported pursuant to Item 1 of Form 8-K

•	If we commit a material breach under, or otherwise materially violate the terms of, the transaction documents entered into in connection with the issuance of such series

     In addition to the situations already mentioned, the Series A Preferred Stock is redeemable by its holders in either of the following circumstances:

•	If the registration statements covering shares of common stock underlying the Series A Preferred Stock and related warrants cannot be used by the respective selling security holders for the resale of all the underlying shares of common stock for an aggregate of more than 30 days.

•	If our common stock is not tradable on the NYSE, the AMEX, the Nasdaq National Market or the Nasdaq SmallCap market for an aggregate of twenty trading days in any nine month period. In order for our common stock to continue to be quoted on the National Market, we must continue to satisfy various listing maintenance standards established by Nasdaq, including, among other things, a requirement that we have stockholders’ equity of at least $10 million and that our stock price consistently trades at or above $1.00 per share. We have had, and may continue to have, challenges meeting these requirements to maintain a listing on the Nasdaq National Market.

•	If 35% or more of our voting power is held by any one person, entity or group

•	If we fail to pay any indebtedness in excess of $350,000 when due, or if there is any event of default under any agreement that is likely to have a material adverse effect on us

•	Upon the institution of involuntary bankruptcy proceedings

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

If we are unable to effectively utilize our sales and marketing capabilities, we may not be able to effectively commercialize our products.

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

     In November 2002, we implemented a business restructuring plan to reduce the rate of our cash consumption and better align our operating structure with current and expected future economic conditions. The restructuring plan included an immediate reduction in force by approximately 17 percent, or 35 employees, to 176 employees, with reductions occurring in all functional areas. We also reduced officers salaries and consolidated certain operations, including sales and marketing. We recorded a charge of approximately $0.3 million in the fourth quarter of 2002 associated with these actions. The reduction in force could result in a temporary reduction in productivity by our employees, and could affect our ability to attract and maintain qualified personnel in the future. In addition, we have received correspondence from a former employee terminated pursuant to the reduction in force who threatens to bring claims against us that stem from termination. We have also received correspondence from an employee terminated for cause threatening to bring claims pursuant to the Americans with Disabilities Act. We do not have employee practices liability insurance to cover any potential claims by employees terminated in the reduction of force.

We have limited experience processing patient samples for our resistance tests and may encounter problems or delays in processing tests, or in expanding our automated testing systems, which could result in lost revenue.

     In 2002, we processed approximately 28,000 tests. In order to meet future projected demand for our products and fully utilize our current clinical laboratory facilities, we estimate that we will have to approximately double the volume of patient samples that we process. We are also continuing to develop our quality-control procedures and to establish more consistency with respect to test turnaround so that results are delivered in a timely manner. Thus, we need to develop and implement additional automated systems to perform our tests. We also need to, and may not be able to, develop or purchase more sophisticated software to support the automated tests, analyze the data generated by our tests, and report the results. Further, as we attempt to scale up our processing of patient samples, processing or quality-control problems may arise. If we are unable to consistently process patient samples on a timely basis because of these or other factors, or if we encounter problems with our automated processes, our revenues will be limited. We have experienced periods during which our test results were delayed, which in turn delayed delivery of results to our customers. While we take steps to minimize the likelihood of delays, future delays may nevertheless occur.

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

The intellectual property protection for our technology and trade secrets may not be adequate, allowing third parties to use our technology or similar technologies, and thus reducing our ability to compete in the market.

     The strength of our intellectual property protection is uncertain. In particular, we cannot be sure that:

•	We were the first to invent the technologies covered by our patent or pending patent applications

•	We were the first to file patent applications for these inventions

•	Others will not independently develop similar or alternative technologies or duplicate any of our technologies

•	Any of our pending patent applications will result in issued patents

•	Any patents issued to us will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties

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

     Companies in our industry typically receive a higher than average number of claims and threatened claims of infringement of intellectual property rights. Third parties have from time to time threatened to assert infringement or other intellectual property claims against us based on their patents or other intellectual property rights. For instance, we have been informed by the National Institutes of Health (“NIH”) that they believe we require one or more licenses in order to perform certain of our tests. Although we believe we do not need any license from the NIH, we are in negotiations with the NIH concerning the possibility of entering into one or more licenses, and believe that if necessary, such licenses would be available on commercial terms. To date, we believe that such threatened claims have been immaterial and without merit, and we have not had to incur and do not expect to incur significant costs to defend against or settle such threatened claims. However, in the future we may have to pay substantial damages, possibly including treble damages, for infringement if it is ultimately determined that our products infringe a third party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns.

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

     In the past, the FDA has not required that genotypic or phenotypic testing conducted at a clinical laboratory be subject to premarketing clearance or approval, although the FDA has stated that it believes its jurisdiction extends to tests generated in a clinical laboratory. We received a letter from the FDA in September 2001 that asserted such jurisdiction over in-house tests like ours, but which also stated the FDA is not currently requiring premarket approval for HIV monitoring tests such as ours provided that the promotional claims for such tests are limited to its analytical capabilities and do not mention the benefit of making treatment decisions on the basis of test results. The FDA letter also asserted that our GeneSeq test had been misbranded due to the use of purchased analyte specific reagents (ASRs), if test reports do not include a statement disclosing that the test has not been cleared or approved by the FDA. We now utilize in-house prepared ASRs in our products. The FDA has indicated in discussions that the focus of the letter was our genotypic tests and not our phenotypic tests, but there is no certainty its focus will remain narrow.

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

     The Health Insurance Portability and Accountability Act of 1996, or HIPAA, includes the following provisions:

•	Transactions and Code Sets: Covered entities must adopt a standardized format for all electronic claims processing maintained by a health plan, health care provider or health care data clearinghouse. The compliance date for this provision was October 16, 2002. However, Congress approved a twelve-month extension for covered entities wishing to file a formal compliance extension plan. We filed a formal compliance extension plan due to vendor supplied code not being available until the first quarter of 2003.

•	Privacy: Covered entities must provide for standardized protections for certain types of health-related information and its receipt, delivery and storage and establish a formal privacy program and designate a privacy officer. The compliance date for this provision was April 14, 2003.

     Our HIPAA project plans have two phases: 1) assessment of current systems, applications, processes and procedure testing and validation for HIPAA compliance; and 2) remediation of affected systems, applications, processes and procedure testing and validation for HIPAA compliance.

     We have completed the assessment phase of the Privacy provision and have initiated remediation. We have met the April 2003 required date.

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

     We have received correspondence from a former employee terminated pursuant to the reduction in force who threatens to bring claims against us that stem from termination. We have also received correspondence from an employee terminated for cause threatening to bring claims pursuant to the Americans with Disability Act. In addition, we may in the future be subject to other claims and may have to spend significant additional resources and time responding to such claims. Even if we are eventually successful in our defense of any such claim, the time and money spent may prevent us from operating our business effectively or profitably or may distract our management.

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

     Terrorists acts or acts of war (wherever located around the world) may cause damage or disruption to our company, employees, facilities, partners, suppliers, distributors and resellers, and customers, which could significantly impact our revenues, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 and the potential for future attacks have created many economic and political uncertainties, some of which may materially harm our business and results of operations in ways that cannot presently be predicted. In addition, as our headquarters and our significant patient populations are located in major metropolitan areas of the United States, we may be impacted by actions against the United States. Depending on severity and location, such acts could impact our ability to receive shipments of patient samples or result in a substantial reduction in the number of ordered tests due to the inability of patients to get to their physicians. We will be predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

Concentration of ownership among some of our stockholders may prevent other stockholders from influencing significant corporate decisions.

     At March 31, 2003, approximately 34% of our common stock was beneficially held by a small number of stockholders including an affiliate of Pfizer, our directors, entities affiliated with our directors and former directors, and our executive officers. In addition, our Series A Preferred Stock and Series C Preferred Stock, described elsewhere, are held by a small number of stockholders, some of whom also own shares of our common stock and could acquire significant additional shares of common stock by converting shares of preferred stock. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in our control at a premium price if these stockholders oppose it. There are also certain approval rights of the Series A Preferred Stock and Series C Preferred Stock, and the few holders of those shares could prevent certain important corporate actions by not approving those actions.

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

If we fail to meet Nasdaq’s continued listing requirements, our shares may be delisted from the Nasdaq National Market. This could reduce our stockholders’ liquidity, make it more difficult for us to raise capital and, in certain instances, require us to redeem our outstanding shares of Series A Preferred Stock.

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

If we were to be delisted from the National Market and move to an alternative market (including possibly the Nasdaq SmallCap Market), which may be less efficient and less broad-based, we may have a harder time accessing capital markets for additional funding, and our stockholders may experience reduced liquidity. In addition, if at any time we are not listed on the National Market, the SmallCap Market, the American Stock Exchange or the New York Stock Exchange, our outstanding shares of Series A Preferred Stock are subject to redemption, which could drain our financial resources and make it difficult or impossible to continue as a going concern.

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

     Our Chief Executive Officer and the Chief Financial Officer, with the assistance of other members of our management, have evaluated our disclosure controls and procedures as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, within 90 days of the filing date of this report, and have concluded based on that evaluation that those disclosure controls and procedures are effective. Since the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls.

PART II

Item 1. Legal Proceedings

     None.

Item 2. Changes In Securities and Use of Proceeds

(a)	None.

(b)	On February 4, 2003, we filed an amendment to our Amended and Restated Certificate of Incorporation to amend the Certificate of Designations, Rights and Preferences for the Series C Convertible Preferred Stock to (a) provide that any dividend payments due thereunder may be paid in either cash or shares of common stock at our option, and (b) include anti-dilution provisions substantially identical to those applicable with respect to our Series A Convertible Preferred Stock.

(c)	Recent Sales of Unregistered Securities

In January 2003, we issued 67,915 shares of our common stock with a market value of $65,000 as of the date of such issuance as a dividend on certain outstanding shares of Series A Preferred Stock. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

In February 2003, we issued 1,204.6 shares of our Series C Preferred Stock upon the conversion of outstanding convertible promissory notes having aggregate principal amount of $12.05 million, and warrants to purchase 4,979,742 shares of our common stock in exchange for outstanding warrants to purchase 2,203,953 shares of our common stock. For these issuances, we relied on the exemption provided by Section 4(2) of the Securities Act.

In March 2003, we issued 95,757 shares of our common stock with a market value of $111,000 as of the date of such issuance as a dividend on the outstanding shares of Series C Preferred Stock. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

In March 2003, we issued 182,087 shares of our common stock to two holders of our Series C Preferred Stock upon such holders’ conversion of certain shares of Series C Preferred Stock held by such holders. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

(d)	None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to Vote of Security Holders

     We held a Special Stockholders Meeting on February 4, 2003, and three matters were voted upon. A description of each matter and tabulation of votes are as follows:

1.	To approve an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our Common Stock from 60,000,000 shares to 100,000,000 shares.

The voting for the proposal was as follows:

For	15,090,243
Against	815,087
Abstain	791,594

2.	To ratify and approve the terms of the Company’s Series C Preferred Stock financing as described in the Proxy Statement accompanying this Notice, including, without limitation, the conversion of certain secured convertible promissory notes issued by the Company to prior Series B Preferred stockholders into an aggregate of 1,204.6 shares of the Company’s Series C Convertible Preferred Stock, and the issuance of warrants to purchase shares of the Company’s Common Stock in exchange for currently outstanding warrants to purchase shares of the Company’s Common Stock.

The voting for the proposal was as follows:

For	15,240,850
Against	661,022
Abstain	795,052

3.	To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to amend the Certificate of Designations, Rights and Preferences for the Series C Convertible Preferred Stock to (i) provide that any premium payments due thereunder may be paid in either cash or shares of Common Stock at the option of the Company, and (ii) include anti-dilution provisions substantially identical to those applicable with respect to the Company’s Series A Convertible Preferred Stock.

The voting for the proposal was as follows:

		Series C
	Common Stock	Preferred Stock

For	15,216,907	706
Against	683,681	—
Abstain	796,336	—

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit
Number	Caption

3.1	Amended and Restated Certificate of Incorporation, as currently in effect. (1)
99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.

     (b)  Reports on Form 8-K

     On February 12, 2003, we filed a report on Form 8-K to report that our stockholders (i) approved an increase to the number of authorized shares from 60,000,000 shares to 100,000,000 shares; (ii) ratified and approved the conversion of notes into Series C Preferred Stock; and (iii) approved an amendment to our Amended and Restated Certificate of Incorporation to amend the Certificate of Designations, Rights and Preferences for the Series C Preferred Stock.

     On February 13, 2003, we filed a report on Form 8-K to furnish our earnings release for the fourth quarter and year ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on May 12, 2003.

ViroLogic, Inc.

By:	/s/ William D. Young William D. Young Chief Executive Officer (On Behalf of the Registrant)

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and l5d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 12, 2003

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and l5d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 12, 2003

/s/ Karen J. Wilson Karen J. Wilson Vice President and Chief Financial Officer

EXHIBITS INDEX

Exhibit
Number	Caption

3.1	Amended and Restated Certificate of Incorporation, as currently in effect. (1)
99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference