Form 10-Q
period 2003-06-30
VIROLOGIC INC
filed 2003-08-05
CIK 1094961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

     As of August 4, 2003 there were 32,988,996 shares of the registrant’s common stock outstanding.

VIROLOGIC, INC.

VIROLOGIC, INC.
CONDENSED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2003	2002

	Unaudited	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,763	$10,559
Short-term investments	589	586
Accounts receivable, net of allowance for doubtful accounts of $606 and $989 in 2003 and 2002, respectively	4,390	4,924
Prepaid expenses	979	811
Inventory	746	958
Restricted cash	426	257
Other current assets	108	125

Total current assets	15,001	18,220
Property and equipment, net	9,602	10,961
Restricted cash	350	450
Other assets	1,039	855

Total assets	$25,992	$30,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,563	$831
Accrued compensation	844	863
Accrued liabilities	2,055	2,456
Deferred revenue	663	674
Convertible promissory notes	—	12,046
Current portion of capital lease obligations	842	1,173
Current portion of loans payable	—	416

Total current liabilities	5,967	18,459
Long-term portion of capital lease obligations	249	419
Long-term deferred rent	325	345
Redeemable convertible preferred stock, $0.001 par value, 606 shares authorized, designated by series, 589 shares issued and outstanding at June 30, 2003 and December 31, 2002; aggregate liquidation preference of $6,070 at June 30, 2003	4,249	4,249
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 4,999,394 shares authorized, designated by series, 1,691 and 706 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively; aggregate liquidation preference of $16,911 at June 30, 2003	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 32,248,337 and 28,263,255 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	32	28
Additional paid-in capital	120,651	107,925
Deferred compensation	(49)	(182)
Accumulated other comprehensive income	6	7
Accumulated deficit	(105,438)	(100,764)

Total stockholders’ equity	15,202	7,014

Total liabilities and stockholders’ equity	$25,992	$30,486

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
Product revenue	$7,786	$6,430	$14,337	$11,923
Contract revenue	167	227	584	442

Total revenue	7,953	6,657	14,921	12,365
Operating costs and expenses:
Cost of product revenue	4,268	3,761	8,087	7,186
Research and development	1,089	2,862	2,435	5,817
General and administrative	2,375	2,638	4,841	5,382
Sales and marketing	2,469	2,976	4,311	5,848

Total costs and expenses	10,201	12,237	19,674	24,233

Operating loss	(2,248)	(5,580)	(4,753)	(11,868)
Interest income	26	92	63	198
Interest expense	(36)	(80)	(88)	(171)
Other income	52	108	104	243

Net loss	(2,206)	(5,460)	(4,674)	(11,598)
Deemed dividend to preferred stockholders	—	—	(2,155)	(2,860)
Preferred stock dividend	(506)	(258)	(973)	(466)

Net loss applicable to common stockholders	$(2,712)	$(5,718)	$(7,802)	$(14,924)

Basic and diluted net loss per common share	$(0.09)	$(0.24)	$(0.27)	$(0.65)

Weighted-average shares used in computing basic and diluted net loss per common share	29,643	24,289	29,001	22,815

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

OPERATING ACTIVITIES
Net loss	$(4,674)	$(11,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,708	1,913
Non-cash stock-based compensation	149	595
Amortization of deferred gain on lease assignment	(104)	—
Amortization of subtenant advance	—	(327)
Changes in assets and liabilities:
Accounts receivable	534	(990)
Prepaid expenses	(168)	(63)
Inventory	212	(369)
Other current assets	17	(127)
Accounts payable	732	(917)
Accrued compensation	(19)	(433)
Accrued liabilities	(343)	(46)
Deferred revenue	(11)	169
Long-term deferred rent	(20)	(100)

Net cash used in operating activities	(1,987)	(12,293)
INVESTING ACTIVITIES
Purchases of short-term investments	(4,569)	(5,912)
Maturities and sales of short-term investments	4,565	9,622
Restricted cash	(69)	343
Capital expenditures	(349)	(1,079)
Lease assignment	—	2,465
Tenant improvement reimbursement	—	1,286
Other assets	(184)	58

Net cash provided by (used in) investing activities	(606)	6,783
FINANCING ACTIVITIES
Principal payments on loans payable	(416)	(784)
Principal payments on capital lease obligations	(501)	(485)
Net proceeds from issuance of common stock	1,111	5
Net proceeds from (costs relating to) issuance of preferred stock	(397)	9,835

Net cash provided by (used in) financing activities	(203)	8,571

Net increase (decrease) in cash and cash equivalents	(2,796)	3,061
Cash and cash equivalents at beginning of period	10,559	1,399

Cash and cash equivalents at end of period	$7,763	$4,460

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other future periods. The condensed balance sheet as of December 31, 2002 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2002.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

     Product revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payor programs, including Medicare. Billings for services under third-party payor programs are included in revenues net of an allowance for contractual discounts and an allowance for differences between the amounts billed and estimated payment amounts. The Company estimates these allowances based on historical payment information and current sales data. If the government and other third-party payors significantly change their reimbursement policies or the relative mix of third-party payors changes, an adjustment to the allowance may be necessary. Revenue generated from the Company’s database of resistance test results is recognized when earned under the terms of the related agreements, generally at the shipment of the requested reports. Contract revenue consists of revenue generated from National Institutes of Health (“NIH”) grants and commercial assay development, and other non-product revenue. NIH grant revenue is recorded on a reimbursement basis as grant costs are incurred. The costs associated with contract revenue are included in research and development expenses. Deferred revenue relates to cash received in advance of meeting the revenue recognition criteria described above.

Inventory

     Inventory is stated at the lower of standard cost, which approximates actual cost, or market. Inventory consists of the following (in thousands):

	June 30,	December 31,
	2003	2002

Raw materials	$371	$712
Work in process	375	246

Total	$746	$958

Stock-Based Compensation

     The Company has elected to continue to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock-Based Compensation” (“APB 25”) to account for employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. Deferred compensation, if recorded, is amortized using the graded vesting method. Statement of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting

Standards Board Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”) requires the disclosure of pro forma information regarding net loss and net loss per share as if the Company had accounted for its stock options under the fair value method.

     The information regarding net loss applicable to common stockholders and net loss per share prepared in accordance with SFAS 123 has been determined as if the Company had accounted for its employee stock option and employee stock purchase plans using the fair value method prescribed by SFAS 123. The resulting effect on net loss applicable to common stockholders and net loss per share pursuant to SFAS 123 as amended by SFAS 148 is not likely to be representative of the effects in future years, due to subsequent years including additional grants and years of vesting.

     The Company has two stock-based employee compensation plans: the 2000 Equity Incentive Plan and the 2000 Employee Stock Purchase Plan. The Company estimates the fair value of these stock options and stock purchase rights at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the three and six months ended June 30, 2003 and 2002: risk-free interest rate of 2.9%; a weighted-average expected life of stock options from grant date of four years; a weighted-average expected stock purchase right of six months; volatility factor of the expected market price of the Company’s common stock of 100%; and a dividend yield of zero.

     For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of the stock options and stock purchase rights are amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)

Net loss applicable to common stockholders — as reported	$(2,712)	$(5,718)	$(7,802)	$(14,924)
Add back:
Amortization of deferred compensation	48	183	125	406
Deduct:
Stock-based compensation expense determined under SFAS 123	(384)	(1,107)	(888)	(2,524)

Pro forma net loss applicable to common stockholders	$(3,048)	$(6,642)	$(8,565)	$(17,042)

Net loss per share:
Net loss applicable to common stockholders — as reported	$(0.09)	$(0.24)	$(0.27)	$(0.65)

Net loss applicable to common stockholders — pro forma	$(0.10)	$(0.27)	$(0.30)	$(0.75)

     The Company accounts for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued and expensed over their vesting periods, which approximates the period over which services are rendered or goods are received.

Reclassification

     Reclassifications have been made to certain 2002 amounts to conform to the 2003 presentation.

Recent Accounting Pronouncements

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s results of operations or financial position.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company’s results of operations or financial position.

     In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a material effect on the Company’s results of operations or financial position.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	$(2,206)	$(5,460)	$(4,674)	$(11,598)
Changes in unrealized gain on securities available-for-sale, net of tax	(1)	(7)	(1)	(71)

Comprehensive loss	$(2,207)	$(5,467)	$(4,675)	$(11,669)

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

     Of the 1,625 shares issued in the financing, 589 shares remain outstanding as of June 30, 2003, and the remainder were converted into an aggregate of 4.6 million shares of the Company’s common stock. As a result of the Company’s sale of Series C Preferred Stock, which is described below, the conversion price of the Series A Preferred Stock and the exercise price of the warrants issued to the purchasers of the Series A Preferred Stock has each been reduced to $1.11. Accordingly, the 589 shares of Series A Preferred Stock outstanding are convertible into approximately 5.3 million shares of common stock, and the outstanding warrants are exercisable for approximately 6.2 million shares of common stock.

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

     The Company initially recorded the Series A Preferred Stock at its fair value on the date of issuance. In accordance with EITF Topic D-98: Classification and Measurement of Redeemable Securities (“EITF Topic D-98”), the Company has elected not to adjust the carrying value of the Series A Preferred Stock to the redemption value of such shares, since it is uncertain whether or when the redemption events described above will occur. Subsequent adjustments to increase the carrying value to the redemption value will be made when it becomes probable that such redemption will occur. As of June 30, 2003, the redemption value of the Series A Preferred Stock was $7.0 million.

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

     The redemption events described above are all within the control of the Company. Therefore, in accordance with EITF Topic D-98, the Company has classified the Series C Preferred Stock in permanent equity. In addition, the Company initially recorded the Series C Preferred Stock at its fair value on the date of issuance. It has elected not to adjust the carrying value of the Series C Preferred Stock to the redemption value of such shares, since it is uncertain whether or when the redemption events described above will occur. Subsequent adjustments to increase the carrying value to the redemption value will be made when it becomes probable that such redemption will occur. As of June 30, 2003, the redemption value of the Series C Preferred Stock was $20.3 million.

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

     In the event funds are not sufficient to make a complete distribution to either the holders of Series C Preferred Stock or Series A Preferred Stock as described above, the assets of the Company available for distribution will be distributed ratably among the holders of Series C Preferred Stock or Series A Preferred Stock, respectively. As of June 30, 2003, the liquidation value of the Series A and C Preferred Stock was $6.1 million and $16.9 million, respectively.

6. COMMITMENTS

     The Company leases two buildings and subleases one building, totaling approximately 80,000 square feet of laboratory and office space in South San Francisco, California. The leases expire in the years 2004 and 2010 and provide the Company with options to extend the terms for an additional seven and ten years, respectively. The sublease, which covers approximately 14,000 square feet, expires on December 31, 2003. In addition, the Company is currently marketing one of the leased buildings totaling approximately 25,000 square feet for sublease.

     In June 2002, the Company assigned a lease of excess laboratory and office space and transferred ownership through the sale of related leasehold improvements and equipment to a third party. The Company received net proceeds from the lease assignment of $3.8 million, resulting in a net gain of $0.3 million which is included in accrued liabilities and other long-term liabilities and is recognized as other income over the sublease term. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.5 million in 2003; $1.4 million in 2004; $1.4 million in 2005; and $8.5 million from 2006 through 2011.

     At June 30, 2003, contractual obligations for the next five years and thereafter, excluding the lease assignment guarantee discussed above, are as follows:

	Payments Due By Period

	Less Than
	1 Year	2-3 Years	4-5 Years	Thereafter	Total

	(In thousands)
Operating leases	$1,537	$2,152	$2,013	$2,129	$7,831
Capital leases	837	233	32	—	1,102

Total	$2,374	$2,385	$2,045	$2,129	$8,933

     In addition, the Company is obligated to pay dividends to the Series A and C preferred stockholders. See “Capital Stock” note for further discussion.

7. SUBSEQUENT EVENT

     The Company was awarded three Small Business Innovation Research (SBIR) grants from the National Institute of Allergy and Infectious Diseases (NIAID), a division of the U.S. National Institutes of Health, for more than $3 million over three years. The grants will support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics.

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

OVERVIEW

     We are a biotechnology company developing, marketing and selling innovative products to guide and improve treatment of viral diseases. We incorporated in the state of Delaware on November 14, 1995 and commenced commercial operations in 1999. We developed a practical way of directly measuring the impact of genetic mutations on drug resistance and using this information to guide therapy. We have proprietary technology, called PhenoSense, for testing drug resistance in viruses that cause serious viral diseases such as HIV/AIDS and hepatitis. Our products are used by physicians in selecting optimal treatments for their HIV patients and by industry, academia and government for clinical studies, drug screening and characterization, and basic research.

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

Revenue Recognition

     Product revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payor programs, including Medicare. Billings for services under third-party payor programs are included in revenues net of an allowance for contractual discounts and an allowance for differences between the amounts billed and estimated payment amounts. We estimate these allowances based on historical payment information and current sales data. If the government and other third-party payors significantly change their reimbursement policies or the relative mix of third-party payors changes, an adjustment to the allowance may be necessary. Revenue generated from our database of resistance test results is recognized when earned under the terms of the related agreements, generally at the shipment of the requested reports. Contract revenue consists of revenue generated from National Institutes of Health (“NIH”) grants and commercial assay development, and other non-product revenue. NIH grant revenue is recorded on a reimbursement basis as grant costs are incurred. The costs associated with contract revenue are included in research and development expenses. Deferred revenue relates to cash received in advance of meeting the revenue recognition criteria described above.

Deferred Tax Assets

     We recorded a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

Deemed Dividends

     We estimated a beneficial conversion feature for our convertible preferred stock in accordance with Emerging Issues Task Force Consensus No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features” and No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” based on the difference between the estimated conversion price and common stock fair market value at the date of issuance. We recorded the beneficial conversion feature as a deemed dividend on the Statement of Operations, resulting in an increase to the net loss applicable to common stockholders in the calculation of basic and diluted net loss per common share.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2003 and 2002

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)
Patient testing	$6,101	$4,666	$11,395	$8,305
Pharmaceutical company testing	1,685	1,764	2,942	3,618

Product revenue	7,786	6,430	14,337	11,923
Contract revenue	167	227	584	442

Total revenue	$7,953	$6,657	$14,921	$12,365

     Revenue. Revenue was $8.0 million and $14.9 million for the three and six months ended June 30, 2003, compared to $6.7 million and $12.4 million for the corresponding periods in 2002. The increase was primarily attributable to greater sales of PhenoSense HIV, GeneSeq HIV and PhenoSense GT for patient testing. Contract revenue consists of revenue from NIH research grants and commercial assay development, and other non-product revenue. We were awarded three Small Business Innovation Research (SBIR) grants from the National Institute of Allergy and Infectious Diseases (NIAID), a division of the U.S. National Institutes of Health, for more than $3 million over three years. The grants will support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics. We anticipate NIH revenue relating to these grants to be approximately $0.5 million in the second half of 2003. We believe increased demand for existing and new products will be the primary factors contributing to an increased level of sales in 2003 as compared to 2002. We anticipate quarterly differences in the revenue growth rate due to timing of various clinical studies for pharmaceutical customers and the seasonal effects observed in patient testing, which has historically occurred in the first and third quarters.

     Cost of product revenue. Cost of product revenue was $4.3 million and $8.1 million for the three and six months ended June 30, 2003, compared to $3.8 million and $7.2 million for the corresponding periods in 2002. The increase was primarily due to the higher volume of testing. Included in these costs are materials, supplies, labor and overhead related to product revenue. Gross margin on product revenue increased to 45% and 44% for the three and six months ended June 20, 2003 compared to 42% and 40% for the corresponding periods in 2002. The increase is primarily due to improved operational efficiency and economies of scale, and the implementation of the business restructuring plan as discussed below. We anticipate that gross margin on our product revenue will continue to improve as revenue increases and further economies of scale are achieved.

     Research and development. Research and development expenses were $1.1 million and $2.4 million for the three and six months ended June 30, 2003, compared to $2.9 million and $5.8 million for the corresponding periods in 2002. The decrease was primarily the result of reallocating certain clinical research and research and development resources to revenue generating activities and the implementation of the business restructuring plan as discussed below. Total research and development expenses included costs associated with contract revenue as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)		(In thousands)
NIH Grants:
PhenoSense HIV Entry and GeneSeq HIV Entry assays		$120		$235
Replication Capacity HIV assay		107		207
Commercial assay development and other projects	$145	—	$335	—

Total	$145	$227	$335	$442

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

     The following summarizes our products and products in development:

Estimated
Completion

PhenoSense HIV, a phenotypic HIV test
Pharmaceutical and patient testing	Completed
GeneSeq HIV, a genotypic HIV test
Pharmaceutical and patient testing	Completed
PhenoSense GT, a combination phenotype/genotype HIV test
Patient testing	Completed
Replication Capacity HIV, a measurement of fitness(1)
Pharmaceutical and patient testing	Completed
PhenoScreen, a high-throughput screening assay
Pharmaceutical testing	Completed
PhenoSense HIV Entry and GeneSeq HIV Entry Assays, entry inhibitor assays(2)
Pharmaceutical testing	Completed
Patient testing (3)	2004
PhenoSense HIV Vaccine Entry, an entry neutralization assay
Pharmaceutical testing	Completed
PhenoSense HCV, a phenotypic hepatitis C test
Pharmaceutical testing	2004
Patient testing(3)	2006
GeneSeq HCV, a genotypic hepatitis C test
Pharmaceutical testing	2003
Patient testing(3)	2005
GeneSeq HBV, a genotypic hepatitis B test
Pharmaceutical testing	Completed
Patient testing	(4)
PhenoSense HBV, a phenotypic hepatitis B test
Pharmaceutical testing	(4)
Patient testing	(4)

(1)	Currently offered free of charge on phenotypic reports; in the future may be offered as a stand-alone product.

(2)	This test may be incorporated into one of our existing products or possibly offered as a stand-alone product.

(3)	This test is expected to be offered after pharmaceutical drugs are available for patient use.

(4)	The timing of estimated completion is under evaluation and is dependant on securing NIH grants and/or other research and development funding as well as demand for the products.

     General and administrative. General and administrative expenses were $2.4 million and $4.8 million for the three and six months ended June 30, 2003, compared to $2.6 million and $5.4 million for the corresponding periods in 2002. The decrease was primarily due to the implementation of the business restructuring plan as discussed below and a reduction in noncash compensation expenses related to granting stock and options prior to our initial public offering, and was partially offset by an increase in fees for professional services and costs associated with facilities currently marketed for sublease. We expect general and administrative expenses to decrease in 2003 as compared to 2002 primarily due to continued leveraging of existing infrastructure and the implementation of the business restructuring plan as discussed below.

     Sales and marketing. Sales and marketing expenses were $2.5 million and $4.3 million for the three and six months ended June 30, 2003, compared to $3.0 million and $5.8 million for the corresponding periods in 2002. This decrease was primarily due to continued effective utilization of our sales and marketing capabilities and the implementation of the business restructuring plan as discussed below. In addition, in 2002, we incurred expenses for sales and marketing programs related to the commercialization of PhenoSense GT and Replication Capacity. We currently have 20 personnel in our direct sales force. We expect sales and marketing expenses to decrease in 2003 as compared to 2002 primarily due to continued effective utilization of our sales and marketing capabilities and the implementation of the business restructuring plan as discussed below.

     Interest income. Interest income was $26,000 and $63,000 for the three and six months ended June 30, 2003, compared to $92,000 and $198,000 for the corresponding periods in 2002. This decrease was primarily due to lower average cash balances and lower interest rates.

     Interest expense. Interest expense was $36,000 and $88,000 for the three and six months ended June 30, 2003, compared to $80,000 and $171,000 for the corresponding periods in 2002. This decrease was primarily due to the payoff of several equipment loans which ended.

     Other income. Other income was $52,000 and $104,000 for the three and six months ended June 30, 2003, compared to $108,000 and $243,000 for the corresponding periods in 2002. Other income represents residual income from our lease assignment in 2002.

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

     Preferred stock dividend. We recorded a preferred stock dividend of $0.5 million and $1.0 million for the three and six months ended June 30, 2003, compared to $0.3 million and $0.5 million for the corresponding periods in 2002. The Series A Preferred Stock issued in 2001 bears an initial 6% annual dividend rate, payable twice a year in shares of common stock, which increases to an 8% annual rate on the fourth such payment, and then increases by 2 percentage points every six months thereafter up to a maximum annual rate of 14%. The Series C Preferred Stock bears an initial 8% annual dividend rate, payable quarterly, which increases to a 9% annual dividend rate on June 30, 2004, then increases by one percentage point every quarter thereafter up to a maximum annual rate of 14% and is payable in cash or shares of common stock at our option. In 2003, we paid the Series C dividend in shares of common stock.

     Business restructuring. In the fourth quarter of 2002, we implemented a business restructuring plan to reallocate certain resources to revenue maximizing activities and reduce cash consumption. The plan included a reduction in force of approximately 17% or 35 employees: 8 employees in laboratory operations; 6 employees in research and development; 8 employees in sales and marketing; and 13 employees in administration. In the fourth quarter of 2002, we recorded a charge for salaries, severance and other personnel related costs to the respective departments totaling $0.3 million. We did not incur any additional expenses relating to the business restructuring in the first half of 2003.

LIQUIDITY AND CAPITAL RESOURCES

     We expect our available cash and cash equivalents, short-term investments and short-term restricted cash of $8.8 million at June 30, 2003, funds provided by the sale of our products, contract revenue, and borrowing under equipment financing arrangements will be adequate to fund our operations through December 2003, assuming revenues reach projected levels and cost containment measures continue to be effective. In addition, we plan to continue to evaluate various strategic opportunities, including among others, research and development collaborations, international alliances and marketing partnerships.

     We have funded our operations since inception primarily through public and private sales of common and preferred stock, equipment financing arrangements, product revenue and contract revenue. In particular, we have completed three private financings since our initial public offering in May 2000. Although we expect our operating and capital resources will be sufficient to meet future requirements through December 2003, we may have to raise additional funds to continue the development and commercialization of future technologies and our business operations in general. These funds may not be available on favorable terms, or at all. If adequate funds are not available on commercially reasonable terms, we may be required to curtail operations significantly or sell significant assets and may not be able to continue as a going concern. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.

     Net cash used in operating activities was $2.0 million and $12.3 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in cash used in operating activities primarily relates to lower operating losses as discussed above.

     Net cash used in investing activities of $0.6 million for the six months ended June 30, 2003 resulted primarily from capital expenditures and costs associated with acquiring other assets. Net cash provided by investing activities of $6.8 million for the six months ended June 30, 2002 resulted primarily from the net proceeds from maturities and sales of short-term investments, a lease assignment of $2.5 million, and a tenant improvement reimbursement of $1.3 million, partially offset by capital expenditures of $1.1 million.

     Net cash used in financing activities of $0.2 million for the six months ended June 30, 2003 resulted primarily from payments on loans and capital lease obligations, partially offset by proceeds from common stock issuance of $1.1 million. Net cash provided by financing activities of $8.6 million for the six months ended June 30, 2002 resulted primarily from the sale of Series B Preferred Stock in March 2002 for net proceeds of $9.8 million, partially offset by payments on loans and capital lease obligations.

     We lease two buildings and sublease one building, totaling approximately 80,000 square feet of laboratory and office space in South San Francisco, California. The leases expire in the years 2004 and 2010 and provide us with options to extend the terms for an additional seven and ten years, respectively. The sublease, which covers approximately 14,000 square feet expires on December 31, 2003. In addition, we are currently marketing one of the leased buildings totaling approximately 25,000 square feet for sublease.

     In June 2002, we assigned a lease of excess laboratory and office space and transferred ownership through the sale of related leasehold improvements and equipment to a third party. We received net proceeds from the lease assignment of $3.8 million, resulting in a net gain of $0.3 million which is included in accrued liabilities and other long-term liabilities and is recognized as other income over the sublease term. In the event of default by the assignee, we would be contractually obligated for payments under the lease of: $0.5 million in 2003; $1.4 million in 2004; $1.4 million in 2005; and $8.5 million from 2006 through 2011.

     At June 30, 2003, our contractual obligations for the next five years and thereafter, excluding the lease assignment guarantee discussed above, are as follows:

	Payments Due By Period

	Less Than
	1 Year	2-3 Years	4-5 Years	Thereafter	Total

	(In thousands)
Operating leases	$1,537	$2,152	$2,013	$2,129	$7,831
Capital leases	837	233	32	—	1,102

Total	$2,374	$2,385	$2,045	$2,129	$8,933

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 must be applied immediately to instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have a material effect on our results of operations or financial position.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on our results of operations or financial position.

     In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a material effect on our results of operations or financial position.

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

     As of June 30, 2003, we had available cash and cash equivalents, short-term investments and short-term restricted cash of $8.8 million. We anticipate that our existing capital resources together with funds from the sale of our products, contract revenue and borrowing under equipment financing arrangements will enable us to maintain currently planned operations through December 31, 2003. However, we may need additional funding sooner than that. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our technologies. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, we cannot guarantee that additional financing, in any form, will be available at all, or on terms acceptable to us. Our ability to raise additional capital also may be dependent upon our common stock being quoted on the Nasdaq Stock Market. We cannot guarantee that we will be able to satisfy the criteria for continued listing on the Nasdaq Stock Market or any other market. If we sell equity or convertible debt securities to raise additional funds, our existing stockholders may incur substantial dilution and any shares so issued will likely have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common and preferred stock. In the event financing is not available in the time frame required, we will be forced to reduce our operating expenses, curtail sales and marketing activities, reschedule research and development projects or delay, scale back or eliminate some or all of our activities. Further, we might be required to sell certain of our assets or obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize ourselves. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could make it difficult or impossible to implement our long-term business plans or could affect our ability to continue as a going concern.

We expect to incur future losses and may not achieve profitability as soon as expected, which may cause our stock price to fall.

     We have experienced significant losses each year since our inception and expect to incur additional losses. We experienced net losses applicable to common stockholders of approximately $7.8 million in the six month period ended June 30, 2003, $33.3 million in 2002, $28.8 million in 2001 and $38.9 million in 2000. As of June 30, 2003, we had an accumulated deficit of approximately $105.4 million. We expect to continue to incur losses primarily as a result of spending related to:

•	Expanding patient sample processing capabilities

•	Research and product development costs

•	Sales and marketing activities

•	Additional clinical laboratory and research space and other necessary facilities

•	General and administrative costs

     If our history of losses continues, our stock price may fall and you may lose part or all of your investment.

Our stockholders will experience substantial additional dilution if our shares of preferred stock or their related warrants are converted into or exercised for shares of common stock. As of June 30, 2003, our outstanding shares of preferred stock and related warrants are convertible into or exercisable for up to an aggregate of 35,195,951 shares of common stock, or approximately 109% of the number of shares of outstanding common stock.

     As of June 30, 2003, we had approximately 32,248,337 shares of common stock outstanding. However, as of June 30, 2003, we also had outstanding the following shares of preferred stock and related warrants:

•	589 shares of Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), convertible into 5,306,306 shares of common stock (not including the conversion of accrued but unpaid premiums)

•	1,691.11 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”), convertible into 13,976,122 shares of common stock

•	warrants issued to the purchasers of our preferred stock in connection with our preferred stock financings to purchase 15,913,523 shares of common stock

     Together, the common shares reserved for issuance upon conversion of the Series A Preferred Stock and Series C Preferred Stock, and upon exercise of the warrants referenced above, represent approximately 35,195,951 shares of common stock, or 109% of the outstanding shares of our common stock at June 30, 2003, all of which are issuable for an approximate weighted-average effective price of $1.20 per share.

     The number of shares of common stock that we may be required to issue upon conversion of the Series A Preferred Stock, and exercise of the warrants granted to purchasers of our Series A Preferred Stock in connection with the issuance thereof, can increase substantially upon the occurrence of several events, including if:

•	We issue shares of stock (with certain exceptions) for an effective price less than the conversion price of the Series A Preferred Stock or the related warrants (each $1.11 as of July 29, 2003). This could be likely given that this sort of adjustment has already occurred, our stock price has been below $1.11, the historical volatility of our stock price and the recent volatility of stocks of companies in our industry and of the stock market in general

•	We fail to have sufficient shares of common stock reserved to satisfy conversions, exercises and other issuances

•	We fail to honor requests for conversion, or notify any holder of Series A Preferred Stock of our intention not to honor requests for conversion

•	We fail to issue shares upon exercise of the warrants

•	We fail to redeem any shares of Series A Preferred Stock when required

     We are also obligated to issue additional shares of common stock every six months to the holders of the Series A Preferred Stock as “premium payments.” As of July 29, 2003, these issuances equaled about 328 shares of common stock for every share of Series A Preferred Stock outstanding at the time the issuance is made. This number of shares will increase every six months, starting with the fourth such issuance (to be made in the second half of 2003), by about 82 shares of common stock for each share of Series A Preferred Stock, up to a maximum of about 574 shares of common stock for every share of Series A Preferred Stock. All of the previous share totals are based upon an assumed stock price of $1.22, which was the closing price of our stock on the Nasdaq National Market on July 29, 2003, but the actual number of shares will be based upon our stock price from time to time as of the payment dates. To date, we have issued 600,771 shares of common stock to holders of Series A Preferred Stock as premium payments on those shares. If the 589 shares of the Series A Preferred Stock outstanding as of June 30, 2003 remain outstanding for five years following such date, we will be required to issue as premium payments an additional 3,089,836 shares of common stock (again based on an assumed stock price of $1.22) to holders of the Series A Preferred Stock, which is 9.6% of the shares of common stock outstanding as of June 30, 2003. We do not receive payment or other consideration for these issuances.

     We amended the rights of the Series C Preferred Stock to (i) provide that any premium payments due thereunder may be paid in either cash or shares of common stock at our option, and (ii) include anti-dilution provisions substantially identical to those applicable with respect to our Series A Preferred Stock. As a result, the number of shares of common stock that we may be required to issue upon conversion of the Series C Preferred Stock will increase substantially in the event that we issue shares of stock for an effective price less than the then conversion price of the Series C Preferred Stock ($1.21 as of July 29, 2003). The premium payment due on each share of Series C Preferred Stock each quarter is currently equal to $200, but will increase beginning with the payment due on June 30, 2004 by $25 per share up to a maximum of $350 per share. To date, we have issued 570,885 shares of common stock to holders of Series C Preferred Stock as premium payments on those shares. If all 1,691.1 shares of Series C Preferred Stock outstanding as of June 30, 2003 remain outstanding for five years following such date, and we choose to pay all premium amounts due on those shares in common stock instead of cash, we will issue an additional 8,559,512 shares of common stock (again based on an assumed stock price of $1.22) to holders of the Series C Preferred Stock, which is 26.5% of the shares of common stock outstanding as of June 30, 2003. We do not receive payment or other consideration for these issuances.

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

     Holders of our Series A Preferred Stock and Series C Preferred Stock have the right, under certain circumstances, to require us to redeem for cash all of the preferred stock that they own. The redemption price for the Series A Preferred Stock is the greater of (i) 115% of the original purchase price plus 115% of any accrued premium payment thereon and (ii) the aggregate fair market value of the shares of common stock into which such shares of Series A Preferred Stock are then convertible. The redemption price for the Series C Preferred Stock is the greater of (i) 120% of the original purchase price plus 120% of any accrued premium payment thereon and (ii) the aggregate fair market value of the shares of common stock into which such shares of Series C Preferred Stock are then convertible. As of June 30, 2003, there were 589 shares of Series A Preferred Stock and 1,691 shares of Series C Preferred Stock outstanding, with an aggregate redemption price equal to approximately $7.0 million and $20.3 million, respectively.

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

     In November 2002, we implemented a business restructuring plan to reduce the rate of our cash consumption and better align our operating structure with current and expected future economic conditions. The restructuring plan included an immediate reduction in force by approximately 17 percent, or 35 employees, to 176 employees, with reductions occurring in all functional areas. With the exception of one, all of the terminated employees signed a release of claims. We also reduced officers salaries and consolidated certain operations, including sales and marketing. We recorded a charge of approximately $0.3 million in the fourth quarter of 2002 associated with these actions. The restructuring could affect our ability to attract and maintain qualified personnel in the future. In addition, we have received correspondence from a former employee terminated pursuant to the reduction in force who threatens to bring claims against us that stem from termination. We have also received correspondence from an employee terminated for cause threatening to bring claims pursuant to the Americans with Disabilities Act. We do not have employee practices liability insurance to cover any potential claims by employees terminated in the reduction of force.

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

     Companies in our industry typically receive a higher than average number of claims and threatened claims of infringement of intellectual property rights. Third parties have from time to time threatened to assert infringement or other intellectual property claims against us based on their patents or other intellectual property rights. For instance, we have been informed by the National Institutes of Health (“NIH”) that they believe we require one or more licenses in order to perform certain of our tests. We are in negotiations with the NIH and believe such licenses would be available on commercially reasonable terms. To date, we have not had to incur and do not expect to incur significant costs to defend against or settle such threatened claims. However, in the future we may have to pay substantial damages, possibly including treble damages, for infringement if it is ultimately determined that our products infringe a third party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management attention from other business concerns.

If we do not successfully introduce new products using our technology, we may not sustain long-term revenue growth.

     We may not be able to develop and market new resistance testing products for HIV and other serious diseases, including hepatitis. Demand for these products will depend in part on the development by others of additional anti-viral drugs to fight these diseases. Physicians will likely use our resistance tests to determine which drug is best for a particular patient only if there are multiple drug treatment options. Several anti-viral drugs currently are in development but we cannot assure you that they will be approved for marketing, or if these drugs are approved that there will be a need for our resistance tests. If we are unable to develop and market resistance test products for other viral diseases, or if an insufficient number of anti-viral drug products are approved for marketing, we may not sustain long-term revenue growth.

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

     We have completed the assessment and remediation phases of the Privacy provision. We have met the April 2003 required date.

     We have completed the assessment phase of the Transactions and Code Sets provision. Remediation is currently in progress and we expect to meet the October 2003 extension date. We believe that this project will add new functionality to existing systems and plan to capitalize these expenditures as incurred.

     In addition to the HIPAA provisions described above, which have not yet been fully implemented, there are a number of state laws regarding the confidentiality of medical information, some of which apply to clinical laboratories. These laws vary widely, and new laws in this area are pending, but they most commonly restrict the use and disclosure of medical information without patient consent. Penalties for violation of these laws include sanctions against a laboratory’s state licensure, as well as civil and/or criminal penalties. Because laboratory orders and reports fall within the scope of HIPAA, the costs of HIPAA compliance will impact us and others in the clinical laboratory industry. Compliance with the HIPAA rules could require us to spend substantial sums, which could negatively impact our profitability. At this time, we cannot assess the total financial or other impact of the HIPAA regulations on us.

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

     We have been operating since 1995, and began processing patient samples and selling products commercially in 1999. If our management is unable to manage our growth effectively, it is possible that our systems and our facilities may become inadequate. Our success also depends on our continued ability to attract and retain highly qualified management and scientific personnel. Competition for personnel is intense. It is difficult to fill certain positions. With the exception of Bill Young, our CEO, we do not have employment agreements with any of our employees, and we do not maintain “key man” insurance for any employee. If any of our key employees were to leave, we may incur significant costs searching for a replacement. In addition, we have entered into severance agreements with our officers that would, in some instances, require us to pay severance to such officers upon the termination of their employment. If we cannot successfully attract and retain qualified personnel, our research and development efforts could be hindered and our ability to run our business effectively and compete with others in our industry will be harmed. Although in the recent past, we have not experienced significant difficulty attracting and retaining key employees, there can be no assurance that we will not encounter difficulty in the future. We are not aware that any key employee has plans to retire or leave in the near future.

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

     On June 10, 2003, we were informed by the U.S. Attorney’s Office, Northern District of California that it had terminated its investigation, without prejudice to re-opening the investigation if and when appropriate credible and relevant evidence was brought forward. We believe the preliminary investigation by the Securities and Exchange Commission remains open.

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

     A low or volatile stock price may negatively impact our ability to raise capital and to attract and maintain key employees. In addition, should the market price of our common stock remain below $1.00 per share for an extended period and/or our stockholders’ equity falls below $10 million, we risk having our shares delisted from the Nasdaq National Market.

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

     Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, and have concluded based on that evaluation that those disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

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

     On June 10, 2003, we were informed by the U.S. Attorney’s Office, Northern District of California that it had terminated its investigation, without prejudice to re-opening the investigation if and when appropriate credible and relevant evidence was brought forward. We believe the preliminary investigation by the Securities and Exchange Commission remains open. As of the date of this Quarterly Report, no legal action has been filed against us, or any of our officers, directors or employees, and we do not expect that any such action will be filed.

Item 2. Changes In Securities and Use of Proceeds

     (a)  None.

     (b)  None.

     (c)  Recent Sales of Unregistered Securities

In May 2003, we issued 57,900 shares of our common stock to a holder of our warrants upon such holder’s exercise of warrants for an aggregate cash exercise price of $1.11 per share. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

In May 2003, we issued 158,226 shares of our common stock to two holders of our Series C Preferred Stock upon such holders’ conversion of certain shares of Series C Preferred Stock held by such holders. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

In June 2003, we issued 420,506 shares of our common stock to six holders of our warrants upon such holders’ net exercise of warrants held by such holders. In June 2003, we also issued 827,332 shares of our common stock to five holders of our warrants upon such holders’ exercise of warrants for an aggregate cash exercise price of $1.11 per share. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

In June 2003, we issued 235,386 shares of our common stock with a market value of $337,000 as of the date of such issuance as a dividend on certain outstanding shares of Series C Preferred Stock. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

In June 2003, we issued 1,495,818 shares of our common stock to three holders of our Series C Preferred Stock upon such holders’ conversion of certain shares of Series C Preferred Stock held by such holders. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

     (d)  None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to Vote of Security Holders

     We held our Annual Stockholders Meeting on May 21, 2003, and two matters were voted upon. A description of each matter and tabulation of votes are as follows:

1.	The following nominee was elected as a director to hold office until the 2006 Annual Stockholder Meeting or until his successor is elected and qualified:

Nominee	Votes For	Votes Against

David H. Persing	21,157,939	276,712

2.	The appointment of Ernst & Young LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2003 was ratified.

The voting for the proposal was as follows:

For	21,209,245
Against	220,328
Abstain	5,078

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit
Number	Caption

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

     (b)  Reports on Form 8-K

     On April 14, 2003, we filed a report on Form 8-K to furnish our unaudited condensed balance sheet as of February 28, 2003 as requested by Nasdaq before confirming that we were in compliance with the minimum stockholders’ equity and minimum bid price requirements for continued listing on The Nasdaq National Market.

     On April 16, 2003, we filed a report on Form 8-K to report that we have received written confirmation from the Nasdaq Stock Market, Inc. that we were in compliance with the minimum stockholders’ equity and minimum bid price requirements for continued listing on The Nasdaq National Market.

     On May 6, 2003, we filed a report on Form 8-K to furnish our earnings release for the quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on August 5, 2003.

ViroLogic, Inc.

By:	/s/ William D. Young

William D. Young
Chief Executive Officer
(On Behalf of the Registrant)

/s/ Karen J. Wilson

Karen J. Wilson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit
Number	Caption

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.