Form 10-Q
period 2003-09-30
VIROLOGIC INC
filed 2003-11-12
CIK 1094961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

COMMISSION FILE NUMBER: 000-30369

VIROLOGIC, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	94-3234479
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

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

     As of November 10, 2003 there were 44,364,172 shares of the registrant’s common stock outstanding.

VIROLOGIC, INC.

VIROLOGIC, INC.
CONDENSED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2003	2002

	Unaudited	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,748	$10,559
Short-term investments	537	586
Accounts receivable, net of allowance for doubtful accounts of $614 and $989 in 2003 and 2002, respectively	5,109	4,924
Prepaid expenses	1,181	811
Inventory	965	958
Restricted cash	426	257
Other current assets	342	125

Total current assets	16,308	18,220
Property and equipment, net	8,927	10,961
Restricted cash	350	450
Other assets	1,220	855

Total assets	$26,805	$30,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,117	$831
Accrued compensation	1,188	863
Accrued liabilities	1,779	2,456
Deferred revenue	375	674
Convertible promissory notes	—	12,046
Current portion of capital lease obligations	620	1,173
Current portion of loans payable	212	416

Total current liabilities	5,291	18,459
Long-term portion of capital lease obligations	169	419
Other long-term liabilities	354	345
Redeemable convertible preferred stock, $0.001 par value, 606 shares authorized, designated by series, 539 and 589 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively; aggregate liquidation preference of $5,426 at September 30, 2003	3,880	4,249
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 4,999,394 shares authorized, designated by series, 1,149 and 706 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively; aggregate liquidation preference of $11,490 at September 30, 2003	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 39,145,417 and 28,263,255 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	39	28
Additional paid-in capital	122,961	107,925
Deferred compensation	(25)	(182)
Accumulated other comprehensive income	3	7
Accumulated deficit	(105,867)	(100,764)

Total stockholders’ equity	17,111	7,014

Total liabilities and stockholders’ equity	$26,805	$30,486

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Product revenue	$8,759	$5,672	$23,096	$17,595
Contract revenue	366	255	950	697

Total revenue	9,125	5,927	24,046	18,292
Operating costs and expenses:
Cost of product revenue	4,403	3,463	12,490	10,649
Research and development	1,090	2,469	3,525	8,286
General and administrative	2,113	2,279	6,954	7,661
Sales and marketing	1,990	3,333	6,301	9,181

Total costs and expenses	9,596	11,544	29,270	35,777

Operating loss	(471)	(5,617)	(5,224)	(17,485)
Interest income	22	54	85	252
Interest expense	(32)	(75)	(120)	(246)
Other income	52	52	156	295

Net loss	(429)	(5,586)	(5,103)	(17,184)
Deemed dividend to preferred stockholders	—	—	(2,155)	(2,860)
Preferred stock dividend	(413)	(249)	(1,386)	(715)

Net loss applicable to common stockholders	$(842)	$(5,835)	$(8,644)	$(20,759)

Basic and diluted net loss per common share	$(0.02)	$(0.24)	$(0.28)	$(0.89)

Weighted-average shares used in computing basic and diluted net loss per common share	34,365	24,695	30,809	23,449

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

OPERATING ACTIVITIES
Net loss	$(5,103)	$(17,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,470	2,852
Non-cash stock-based compensation	258	793
Amortization of deferred gain on lease assignment	(156)	(68)
Amortization of subtenant advance	—	(327)
Changes in assets and liabilities:
Accounts receivable	(185)	823
Prepaid expenses	(370)	103
Inventory	(7)	(237)
Other current assets	(217)	(157)
Accounts payable	286	(689)
Accrued compensation	325	(624)
Accrued liabilities	(449)	(1,107)
Deferred revenue	(320)	263
Other long-term liabilities	(31)	(24)

Net cash used in operating activities	(3,499)	(15,583)
INVESTING ACTIVITIES
Purchases of short-term investments	(4,576)	(7,507)
Maturities and sales of short-term investments	4,621	12,589
Restricted cash	(69)	293
Capital expenditures	(375)	(1,227)
Lease assignment	—	3,213
Tenant improvement reimbursement	—	1,286
Other assets	(365)	55

Net cash provided by (used in) investing activities	(764)	8,702
FINANCING ACTIVITIES
Proceeds from loans payable	238	—
Principal payments on loans payable	(442)	(875)
Principal payments on capital lease obligations	(803)	(748)
Net proceeds from issuance of common stock	2,882	309
Net proceeds from (costs relating to) issuance of preferred stock	(423)	9,841

Net cash provided by financing activities	1,452	8,527

Net increase (decrease) in cash and cash equivalents	(2,811)	1,646
Cash and cash equivalents at beginning of period	10,559	1,399

Cash and cash equivalents at end of period	$7,748	$3,045

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other future periods. The condensed balance sheet as of December 31, 2002 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2002.

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

Inventory

     Inventory is stated at the lower of standard cost, which approximates actual cost, or market. Inventory consists of the following (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials	$560	$712
Work in process	405	246

Total	$965	$958

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

     The Company has two stock-based employee compensation plans: the 2000 Equity Incentive Plan and the 2000 Employee Stock Purchase Plan. The Company estimates the fair value of these stock options and stock purchase rights at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the three and nine months ended September 30, 2003 and 2002: risk-free interest rate of 2.9%; a weighted-average expected life of stock options from grant date of four years; a weighted-average expected stock purchase right of six months; volatility factor of the expected market price of the Company’s common stock of 100%; and a dividend yield of zero.

     For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of the stock options and stock purchase rights are amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net loss applicable to common stockholders — as reported	$(842)	$(5,835)	$(8,644)	$(20,759)
Add back:
Amortization of deferred compensation	22	146	147	552
Deduct:
Stock-based compensation expense determined under SFAS 123	(621)	(1,065)	(1,509)	(3,589)

Pro forma net loss applicable to common stockholders	$(1,441)	$(6,754)	$(10,006)	$(23,796)

Net loss per share:
Net loss applicable to common stockholders — as reported	$(0.02)	$(0.24)	$(0.28)	$(0.89)

Net loss applicable to common stockholders — pro forma	$(0.04)	$(0.27)	$(0.32)	$(1.01)

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

     In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s results of operations or financial position.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(429)	$(5,586)	$(5,103)	$(17,184)
Changes in unrealized gain on securities available-for-sale, net of tax	(3)	3	(4)	(68)

Comprehensive loss	$(432)	$(5,583)	$(5,107)	$(17,252)

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

     Of the 1,625 shares issued in the financing, 539 shares remain outstanding as of September 30, 2003, and the remainder were converted into an aggregate of approximately 5.0 million shares of the Company’s common stock. As a result of the Company’s sale of Series C Preferred Stock, which is described below, the conversion price of the Series A Preferred Stock and the exercise price of the warrants issued to the purchasers of the Series A Preferred Stock has each been reduced to $1.11. Accordingly, the 539 shares of Series A Preferred Stock outstanding are convertible into approximately 4.9 million shares of common stock, and the outstanding warrants are exercisable for approximately 6.1 million shares of common stock.

     The Series A Preferred Stock bears dividends payable in common stock semi-annually. The dividends were initially at an annual rate of 6% but increased to an 8% annual rate on the fourth such payment, which was made in 2003, and will increase by 2 percentage points every six months up to a maximum annual rate of 14%. This dividend is paid as a stock dividend semi-annually. Subject to the limitations described below, the holders of Series A

Preferred Stock may elect to convert their shares into the Company’s common stock at any time, just as they may choose to exercise their warrants at any time. Also subject to the limitations described below, the Company may, at its option, convert the Series A Preferred Stock into common stock at any time after June 21, 2002 for Series A Preferred Stock issued at the first closing and after July 9, 2002 for Series A Preferred Stock issued at the second closing, but only if the Company’s stock price exceeds $5.10 for 20 consecutive trading days. The Company may also, at its option, convert the Series A Preferred Stock into common stock upon a sale of common stock in a firm commitment underwritten offering to the public if the public offering price exceeds $5.10, the aggregate gross proceeds exceed $40 million and the registration statements covering shares underlying the Series A Preferred Stock are effective.

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

     The Company initially recorded the Series A Preferred Stock at its fair value on the date of issuance. In accordance with EITF Topic D-98: Classification and Measurement of Redeemable Securities (“EITF Topic D-98”), the Company has elected not to adjust the carrying value of the Series A Preferred Stock to the redemption value of such shares, since it is uncertain whether or when the redemption events described above will occur. Subsequent adjustments to increase the carrying value to the redemption value will be made when it becomes probable that such redemption will occur. As of September 30, 2003, the redemption value of the Series A Preferred Stock was $6.2 million.

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

     The redemption events described above are all within the control of the Company. Therefore, in accordance with EITF Topic D-98, the Company has classified the Series C Preferred Stock in permanent equity. In addition, the Company initially recorded the Series C Preferred Stock at its fair value on the date of issuance. It has elected not to adjust the carrying value of the Series C Preferred Stock to the redemption value of such shares, since it is uncertain whether or when the redemption events described above will occur. Subsequent adjustments to increase the carrying value to the redemption value will be made when it becomes probable that such redemption will occur. As of September 30, 2003, the redemption value of the Series C Preferred Stock was $13.8 million.

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

     In the event funds are not sufficient to make a complete distribution to either the holders of Series C Preferred Stock or Series A Preferred Stock as described above, the assets of the Company available for distribution will be distributed ratably among the holders of Series C Preferred Stock or Series A Preferred Stock, respectively. As of September 30, 2003, the liquidation value of the Series A and C Preferred Stock was $5.4 million and $11.5 million, respectively.

6. COMMITMENTS

     The Company leases two buildings and subleases one building, totaling approximately 80,000 square feet of laboratory and office space in South San Francisco, California. The leases expire in the years 2004 and 2010 and provide the Company with options to extend the terms for an additional seven and ten years, respectively. The sublease, which covers approximately 14,000 square feet, expires on June 30, 2004 and provides the Company with the option to extend for an additional six months. In addition, the Company is currently marketing one of the leased buildings totaling approximately 25,000 square feet for sublease.

     In June 2002, the Company assigned a lease of excess laboratory and office space and transferred ownership through the sale of related leasehold improvements and equipment to a third party. The Company received net proceeds from the lease assignment of $3.8 million, resulting in a net gain of $0.3 million was recognized as other income over the initial sublease term. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.2 million in 2003; $1.0 million in 2004; $1.4 million in 2005; and $8.5 million from 2006 through 2011.

     At September 30, 2003, contractual obligations for the next five years and thereafter, excluding the lease assignment guarantee discussed above, are as follows:

	Payments Due By Period

	Year 1	Years 2-3	Years 4-5	Thereafter	Total

	(In thousands)

Operating leases	$1,502	$2,116	$2,037	$1,685	$7,340
Capital leases	659	152	28	—	839
Loans payable	216	—	—	—	216

Total	$2,377	$2,268	$2,065	$1,685	$8,395

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2003 and 2002

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
Patient testing	$6,179	$4,577	$17,574	$12,882
Pharmaceutical company testing	2,580	1,095	5,522	4,713

Product revenue	8,759	5,672	23,096	17,595
Contract revenue	366	255	950	697

Total revenue	$9,125	$5,927	$24,046	$18,292

     Revenue. Revenue was $9.1 million and $24.0 million for the three and nine months ended September 30, 2003, compared to $5.9 million and $18.3 million for the corresponding periods in 2002. The increase was primarily attributable to greater sales of PhenoSense HIV, GeneSeq HIV and PhenoSense GT. Contract revenue consists of revenue from NIH research grants and commercial assay development, and other non-product revenue. During the third quarter 2003, we were awarded four Small Business Innovation Research (SBIR) grants from the National Institute of Allergy and Infectious Diseases (NIAID), a division of the U.S. National Institutes of Health, for more than $4 million over three years. The grants will support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics. We believe increased demand for existing and new products will be the primary factors contributing to an increased level of sales in 2003 as compared to 2002. We anticipate quarterly differences in the revenue growth rate due to timing of various clinical studies for pharmaceutical customers and the seasonal effects observed in patient testing, which has historically occurred in the first and third quarters.

     Cost of product revenue. Cost of product revenue was $4.4 million and $12.5 million for the three and nine months ended September 30, 2003, compared to $3.5 million and $10.6 million for the corresponding periods in 2002. The increase was primarily due to the higher volume of testing. Included in these costs are materials, supplies, labor and overhead related to product revenue. Gross margin on product revenue increased to 50% and 46% for the three and nine months ended September 20, 2003 compared to 39% for the corresponding periods in 2002. The increase is primarily due to improved operational efficiency and economies of scale, and the implementation of the business restructuring plan as discussed below. We anticipate that gross margin on our product revenue will continue to improve as revenue increases and further economies of scale are achieved.

     Research and development. Research and development expenses were $1.1 million and $3.5 million for the three and nine months ended September 30, 2003, compared to $2.5 million and $8.3 million for the corresponding periods in 2002. The decrease was primarily the result of reallocating certain clinical research and research and development resources to revenue generating activities and the implementation of the business restructuring plan as discussed below. Total research and development expenses included costs associated with contract revenue as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)		(In thousands)
NIH Grants:
HIV assays	$261	$255	$261	$697
HIV Database	53	—	53	—
HCV assay	24	—	24	—
Commercial assay development and other projects	$94	—	$429	—

Total	$432	$255	$767	$697

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

     The following summarizes our products and products in development:

Estimated
Completion

PhenoSense HIV, a phenotypic HIV test
Pharmaceutical and patient testing	Completed
GeneSeq HIV, a genotypic HIV test
Pharmaceutical and patient testing	Completed
PhenoSense GT, a combination phenotype/genotype HIV test
Patient testing	Completed
Replication Capacity HIV, a measurement of fitness (1)
Pharmaceutical and patient testing	Completed
PhenoScreen, a high-throughput screening assay
Pharmaceutical testing	Completed
PhenoSense HIV Entry and GeneSeq HIV Entry Assays, entry inhibitor assays (2)
Pharmaceutical testing	Completed
Patient testing (3)	2004
PhenoSense HIV Vaccine Entry, an entry neutralization assay
Pharmaceutical testing	Completed
PhenoSense HCV, a phenotypic hepatitis C test
Pharmaceutical testing	2004
Patient testing (3)	2006
GeneSeq HCV, a genotypic hepatitis C test
Pharmaceutical testing	2003
Patient testing (3)	2005
GeneSeq HBV, a genotypic hepatitis B test
Pharmaceutical testing	Completed
Patient testing	(4)
PhenoSense HBV, a phenotypic hepatitis B test
Pharmaceutical testing	(4)
Patient testing	(4)

(1)	Currently offered free of charge on phenotypic reports; in the future may be offered as a stand-alone product.

(2)	This test may be incorporated into one of our existing products or possibly offered as a stand-alone product.

(3)	This test is expected to be offered after pharmaceutical drugs are available for patient use.

(4)	The timing of estimated completion is under evaluation and is dependant on securing NIH grants and/or other research and development funding as well as demand for the products.

     General and administrative. General and administrative expenses were $2.1 million and $7.0 million for the three and nine months ended September 30, 2003, compared to $2.3 million and $7.7 million for the corresponding periods in 2002. The decrease was primarily due to the implementation of the business restructuring plan as discussed below and a reduction in noncash compensation expenses related to granting stock and options prior to our initial public offering, and was partially offset by an increase in fees for professional services and costs associated with facilities currently marketed for sublease. We expect general and administrative expenses to decrease in 2003 as compared to 2002 primarily due to continued leveraging of existing infrastructure and the implementation of the business restructuring plan as discussed below.

     Sales and marketing. Sales and marketing expenses were $2.0 million and $6.3 million for the three and nine months ended September 30, 2003, compared to $3.3 million and $9.2 million for the corresponding periods in 2002. This decrease was primarily due to continued effective utilization of our sales and marketing capabilities and the implementation of the business restructuring plan as discussed below. In addition, in 2002, we incurred expenses for sales and marketing programs related to the commercialization of PhenoSense GT and Replication Capacity. We currently have 20 personnel in our direct sales force. We expect sales and marketing expenses to decrease in 2003 as compared to 2002 primarily due to continued effective utilization of our sales and marketing capabilities and the implementation of the business restructuring plan as discussed below.

     Interest income. Interest income was $22,000 and $85,000 for the three and nine months ended September 30, 2003, compared to $54,000 and $252,000 for the corresponding periods in 2002. This decrease was primarily due to lower average cash balances and lower interest rates.

     Interest expense. Interest expense was $32,000 and $120,000 for the three and nine months ended September 30, 2003, compared to $75,000 and $246,000 for the corresponding periods in 2002. This decrease was primarily due to the payoff of several equipment loans which expired.

     Other income. Other income was $52,000 and $156,000 for the three and nine months ended September 30, 2003, compared to $52,000 and $295,000 for the corresponding periods in 2002. Other income represents residual income from our lease assignment in 2002.

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

     Preferred stock dividend. We recorded a preferred stock dividend of $0.4 million and $1.4 million for the three and nine months ended September 30, 2003, compared to $0.2 million and $0.7 million for the corresponding periods in 2002. The Series A Preferred Stock issued in 2001 bore an initial 6% annual dividend rate, payable twice a year in shares of common stock, which increased to an 8% annual rate on the fourth such payment, and then increases by 2 percentage points every six months thereafter up to a maximum annual rate of 14%. The Series C Preferred Stock bears an initial 8% annual dividend rate, payable quarterly, which increases to a 9% annual dividend rate on June 30, 2004, then increases by one percentage point every quarter thereafter up to a maximum annual rate of 14% and is payable in cash or shares of common stock at our option. In 2003, we paid the Series C dividend in shares of common stock.

     Business restructuring. In the fourth quarter of 2002, we implemented a business restructuring plan to reallocate certain resources to revenue maximizing activities and reduce cash consumption. The plan included a reduction in force of approximately 17% or 35 employees: 8 employees in laboratory operations; 6 employees in research and development; 8 employees in sales and marketing; and 13 employees in administration. In the fourth quarter of 2002, we recorded a charge for salaries, severance and other personnel related costs to the respective departments totaling $0.3 million. We did not incur any additional expenses relating to the business restructuring in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     We expect our available cash and cash equivalents, short-term investments and short-term restricted cash of $8.7 million at September 30, 2003, funds provided by the sale of our products, contract revenue, and borrowing under equipment financing arrangements will be adequate to fund our operations through December 2004, assuming revenues reach projected levels and cost containment measures continue to be effective. In addition, we plan to continue to evaluate various strategic opportunities, including among others, research and development collaborations, international alliances and marketing partnerships.

     We have funded our operations since inception primarily through public and private sales of common and preferred stock, equipment financing arrangements, product revenue and contract revenue. In particular, we have completed three private financings since our initial public offering in May 2000. Although we expect our operating and capital resources will be sufficient to meet future requirements through December 2004, we may have to raise additional funds to continue the development and commercialization of future technologies and our business operations in general. These funds may not be available on favorable terms, or at all. If adequate funds are not available on commercially reasonable terms, we may be required to curtail operations significantly or sell significant assets and may not be able to continue as a going concern. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.

     Net cash used in operating activities was $3.5 million and $15.6 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease in cash used in operating activities primarily relates to lower operating losses as discussed above.

     Net cash used in investing activities of $0.8 million for the nine months ended September 30, 2003 resulted primarily from capital expenditures and costs associated with acquiring other assets. Net cash provided by investing activities of $8.7 million for the nine months ended September 30, 2002 resulted primarily from the net proceeds from maturities and sales of short-term investments, a lease assignment of $3.2 million, and a tenant improvement reimbursement of $1.3 million, partially offset by capital expenditures of $1.2 million.

     Net cash provided by financing activities of $1.5 million for the nine months ended September 30, 2003 resulted primarily from warrant exercises for proceeds of $2.7 million, partially offset by payments on loans and capital lease obligations. Net cash provided by financing activities of $8.5 million for the nine months ended September 30, 2002 resulted primarily from the sale of Series B Preferred Stock in March 2002 for net proceeds of $9.8 million, partially offset by payments on loans and capital lease obligations.

     We lease two buildings and sublease one building, totaling approximately 80,000 square feet of laboratory and office space in South San Francisco, California. The leases expire in the years 2004 and 2010 and provide us with options to extend the terms for an additional seven and ten years, respectively. The sublease, which covers approximately 14,000 square feet expires on June 30, 2004 and provides us with the option to extend for an additional six months. In addition, we are currently marketing one of the leased buildings totaling approximately 25,000 square feet for sublease.

     In June 2002, we assigned a lease of excess laboratory and office space and transferred ownership through the sale of related leasehold improvements and equipment to a third party. We received net proceeds from the lease assignment of $3.8 million, resulting in a net gain of $0.3 million was recognized as other income over the initial sublease term. In the event of default by the assignee, we would be contractually obligated for payments under the lease of: $0.2 million in 2003; $1.0 million in 2004; $1.4 million in 2005; and $8.5 million from 2006 through 2011.

     At September 30, 2003, our contractual obligations for the next five years and thereafter, excluding the lease assignment guarantee discussed above, are as follows:

	Payments Due By Period

	Year 1	Years 2-3	Years 4-5	Thereafter	Total

	(In thousands)
Operating leases	$1,502	$2,116	$2,037	$1,685	$7,340
Capital leases	659	152	28	—	839
Loans payable	216	—	—	—	216

Total	$2,377	$2,268	$2,065	$1,685	$8,395

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

     In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on our results of operations or financial position.

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

     As of September 30, 2003, we had available cash and cash equivalents, short-term investments and short-term restricted cash of $8.7 million. We anticipate that our existing capital resources together with funds from the sale of our products, contract revenue and borrowing under equipment financing arrangements will enable us to maintain currently planned operations through December 31, 2004. However, we may need additional funding sooner than that. To the extent operating and capital resources are insufficient to meet our obligations, including lease payments and future requirements, we will have to raise additional funds to continue the development, commercialization and expansion of our technologies. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, we cannot guarantee that additional financing, in any form, will be available at all, or on terms acceptable to us. Our ability to raise additional capital also may be dependent upon our common stock being quoted on the Nasdaq Stock Market. We cannot guarantee that we will be able to satisfy the criteria for continued listing on the Nasdaq Stock Market or any other market. If we sell equity or convertible debt securities to raise additional funds, our existing stockholders may incur substantial dilution and any shares so issued will likely have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common and preferred stock. In the event financing is not available in the time frame required, we will be forced to reduce our operating expenses, curtail sales and marketing activities, reschedule research and development projects or delay, scale back or eliminate some or all of our activities. Further, we might be required to sell certain of our assets or obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize ourselves. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could make it difficult or impossible to implement our long-term business plans or could affect our ability to continue as a going concern.

We may incur future losses and may not achieve profitability as soon as expected, which may cause our stock price to fall.

     We have experienced significant losses each year since our inception and may incur additional losses. We experienced net losses applicable to common stockholders of approximately $8.6 million in the nine month period ended September 30, 2003, $33.3 million in 2002 and $28.8 million in 2001. As of September 30, 2003, we had an accumulated deficit of approximately $105.9 million. We may continue to incur losses primarily as a result of spending related to:

•	Expanding patient sample processing capabilities

•	Research and product development costs

•	Sales and marketing activities

•	Additional clinical laboratory and research space and other necessary facilities

•	General and administrative costs

     If our history of losses continues, our stock price may fall and you may lose part or all of your investment.

Our stockholders will experience substantial additional dilution if our shares of preferred stock or their related warrants are converted into or exercised for shares of common stock. As of September 30, 2003, our outstanding shares of preferred stock and related warrants are convertible into or exercisable for up to an aggregate of 28,941,166 shares of common stock, or approximately 74% of the number of shares of outstanding common stock.

     As of September 30, 2003, we had approximately 39,145,417 shares of common stock outstanding. However, as of September 30, 2003, we also had outstanding the following shares of preferred stock and related warrants:

•	539 shares of Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), convertible into 4,855,856 shares of common stock (not including the conversion of accrued but unpaid premiums)

•	1,148.98 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”), convertible into 9,495,702 shares of common stock

•	warrants issued to the purchasers of our preferred stock in connection with our preferred stock financings to purchase 14,589,608 shares of common stock

     Together, the common shares reserved for issuance upon conversion of the Series A Preferred Stock and Series C Preferred Stock, and upon exercise of the warrants referenced above, represent approximately 28,941,166 shares of common stock, or 74% of the outstanding shares of our common stock at September 30, 2003, all of which are issuable for an approximate weighted-average effective price of $1.17 per share.

     The number of shares of common stock that we may be required to issue upon conversion of the Series A Preferred Stock, and exercise of the warrants granted to purchasers of our Series A Preferred Stock in connection with the issuance thereof, can increase substantially upon the occurrence of several events, including if:

•	We issue shares of stock (with certain exceptions) for an effective price less than the conversion price of the Series A Preferred Stock or the related warrants (each $1.11 as of October 28, 2003). This could be likely given that this sort of adjustment has already occurred, our stock price has been below $1.11, the historical volatility of our stock price and the recent volatility of stocks of companies in our industry and of the stock market in general

•	We fail to have sufficient shares of common stock reserved to satisfy conversions, exercises and other issuances

•	We fail to honor requests for conversion, or notify any holder of Series A Preferred Stock of our intention not to honor requests for conversion

•	We fail to issue shares upon exercise of the warrants

•	We fail to redeem any shares of Series A Preferred Stock when required

     We are also obligated to issue additional shares of common stock every six months to the holders of the Series A Preferred Stock as “premium payments.” As of October 28, 2003, these issuances equaled about 333 shares of common stock for every share of Series A Preferred Stock outstanding at the time the issuance is made. This number of shares will increase every six months, by about 66 shares of common stock for each share of Series A Preferred Stock, up to a maximum of about 467 shares of common stock for every share of Series A Preferred Stock. All of the previous share totals are based upon an assumed stock price of $1.50, which was the closing price of our stock on the Nasdaq National Market on October 28, 2003, but the actual number of shares will be based upon our stock price from time to time as of the payment dates. To date, we have issued 696,738 shares of common stock to holders of Series A Preferred Stock as premium payments on those shares. If the 539 shares of the Series A Preferred Stock outstanding as of September 30, 2003 remain outstanding for five years following such date, we will be required to issue as premium payments an additional 2,407,533 shares of common stock (again based on an assumed stock price of $1.50) to holders of the Series A Preferred Stock, which is 6.2% of the shares of common stock outstanding as of September 30, 2003. We do not receive payment or other consideration for these issuances.

     We amended the rights of the Series C Preferred Stock to (i) provide that any premium payments due thereunder may be paid in either cash or shares of common stock at our option, and (ii) include anti-dilution provisions substantially identical to those applicable with respect to our Series A Preferred Stock. As a result, the number of shares of common stock that we may be required to issue upon conversion of the Series C Preferred Stock will increase substantially in the event that we issue shares of stock for an effective price less than the then conversion price of the Series C Preferred Stock ($1.50 as of October 28, 2003). The premium payment due on each share of Series C Preferred Stock each quarter is currently equal to $200, but will increase beginning with the payment due on June 30, 2004 by $25 per share up to a maximum of $350 per share. To date, we have issued 723,517 shares of common stock to holders of Series C Preferred Stock as premium payments on those shares. If all 1,148.98 shares of Series C Preferred Stock outstanding as of September 30, 2003 remain outstanding for five years following such date, and we choose to pay all premium amounts due on those shares in common stock instead of cash, we will issue an additional 4,959,764 shares of common stock (again based on an assumed stock price of $1.50) to holders of the Series C Preferred Stock, which is 12.7% of the shares of common stock outstanding as of September 30, 2003. We do not receive payment or other consideration for these issuances.

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

     Holders of our Series A Preferred Stock and Series C Preferred Stock have the right, under certain circumstances, to require us to redeem for cash all of the preferred stock that they own. The redemption price for the Series A Preferred Stock is the greater of (i) 115% of the original purchase price plus 115% of any accrued premium payment thereon and (ii) the aggregate fair market value of the shares of common stock into which such shares of Series A Preferred Stock are then convertible. The redemption price for the Series C Preferred Stock is the greater of (i) 120% of the original purchase price plus 120% of any accrued premium payment thereon and (ii) the aggregate fair market value of the shares of common stock into which such shares of Series C Preferred Stock are then convertible. As of September 30, 2003, there were 539 shares of Series A Preferred Stock and 1,148.98 shares of Series C Preferred Stock outstanding, with an aggregate redemption price equal to approximately $6.2 million and $13.8 million, respectively.

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

We may incur substantial costs related to the defense of employment claims. We do not have insurance coverage for such claims.

     In November 2002, we implemented a business restructuring plan to reduce the rate of our cash consumption and better align our operating structure with current and expected future economic conditions. With the exception of one, all of the employees terminated in connection with the business restructuring signed a release of claims. We have received correspondence from the former employee that did not sign a release threatening to bring claims against us that stem from termination. We do not have employee practices liability insurance to cover any potential claims by employees terminated in the reduction of force.

We may encounter problems or delays in processing tests, or in expanding our automated testing systems, which could result in lost revenue.

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

     We have completed the assessment and remediation phases of the Privacy and Transactions and Code Sets provisions.

     In addition to the HIPAA provisions described above, there are a number of state laws regarding the confidentiality of medical information, some of which apply to clinical laboratories. These laws vary widely, and new laws in this area are pending, but they most commonly restrict the use and disclosure of medical information without patient consent. Penalties for violation of these laws include sanctions against a laboratory’s state licensure, as well as civil and/or criminal penalties. Compliance with such rules could require us to spend substantial sums, which could negatively impact our profitability.

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

We may have difficulty managing our growth and attracting and retaining skilled personnel, which could hinder our commercial efforts and impair our ability to compete.

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

     If revenue declines in a quarter, our losses will likely increase or our earnings will likely decline because many of our expenses are relatively fixed. Though our revenues may fluctuate significantly as we continue to build the market for our products, expenses such as research and development, sales and marketing and general and administrative are not affected directly by variations in revenue. In addition, our cost of product revenue could also fluctuate significantly due to variations in the demand for our product and the relatively fixed costs to produce it. We cannot accurately predict how volatile our future operating results will be because our past and present operating results, which reflect moderate sales activity, are not indicative of what we might expect in the future. As a result it is very difficult for us to forecast our revenues accurately. It is likely that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors, as they have been in the past. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results are difficult to predict, period-to-period comparisons of our results of operations may not be a good indication of our future performance.

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

     If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants and upon the conversion of the Series A and Series C Preferred Stock, the market price of our common stock may fall. These sales also might make it more difficult for us to sell equity or equity- related securities in the future at a time and price that we deem appropriate. Sales of a substantial number of shares could occur at any time. This may decrease the price of our common stock and may impair our ability to raise capital in the future.

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

     Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, and have concluded based on that evaluation that those disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

     Allegations of improper conduct concerning our 2001 and 2002 public revenue guidance were raised by one of our former employees, and similar allegations have been made in internet chat room postings, email and anonymous letter communications. Because these unsubstantiated allegations were repeated in communications to governmental agencies, they necessarily precipitated preliminary investigations by the U.S. Attorney’s Office, Northern District of California, and the Securities and Exchange Commission.

     On June 10, 2003, we were informed by the U.S. Attorney’s Office, Northern District of California, that it had terminated its investigation, without prejudice to re-opening the investigation if and when appropriate credible and relevant evidence was brought forward. On August 7, 2003, we were informed by the San Francisco District Office of the Securities and Exchange Commission that it had also terminated its preliminary investigation, without recommending any action to the Commission.

Item 2. Changes In Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Recent Sales of Unregistered Securities

     In July 2003, we issued 62,052 shares of our common stock with a market value of $86,000 as of the date of such issuance as a dividend on certain outstanding shares of Series A Preferred Stock. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

     In July 2003, we issued 450,944 shares of our common stock to a holder of our Series A Preferred Stock upon such holder’s conversion of certain shares of Series A Preferred Stock held by such holder. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

     In July 2003, we issued 378,500 shares of our common stock to two holders of our warrants upon such holders’ exercise of warrants for an aggregate cash exercise price of $1.11 per share. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

     In August 2003, we issued 667,478 shares of our common stock to four holders of our Series C Preferred Stock upon such holders’ conversion of certain shares of Series C Preferred Stock held by such holders. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

     In August 2003, we issued 150,000 shares of our common stock to two holders of our warrants upon such holders’ exercise of warrants for an aggregate cash exercise price of $1.11 per share. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

     In August 2003, we issued 420 shares of our common stock to a holder of our warrants upon such holder’s exercise of warrants for an aggregate cash exercise price of $0.02 per share. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

     In September 2003, we issued 3,872,171 shares of our common stock to four holders of our Series C Preferred Stock upon such holders’ conversion of certain shares of Series C Preferred Stock held by such holders. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

     In September 2003, we issued 1,066,915 shares of our common stock to four holders of our warrants upon such holders’ exercise of warrants for an aggregate cash exercise price of $1.11 per share. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

     In September 2003, we issued 95,967 and 152,632 shares of our common stock with a market value of $150,000 and $232,000, respectively, as of the date of such issuance as a dividend on certain outstanding shares of Series A and Series C Preferred Stock, respectively. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

(d)	None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit
Number	Caption

10.1	First Amendment to Sublease, dated as of August 21, 2003, by and between diaDexus, Inc and ViroLogic, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K

On August 5, 2003, we filed a report on Form 8-K to furnish our earnings release for the quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on November 12, 2003.

ViroLogic, Inc.
By:	/s/ William D. Young

William D. Young
Chief Executive Officer
(On Behalf of the Registrant)

/s/ Karen J. Wilson

Karen J. Wilson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit
Number	Caption

10.1	First Amendment to Sublease, dated as of August 21, 2003, by and between diaDexus, Inc and ViroLogic, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.