Form 10-K
period 2003-12-31
VIROLOGIC INC
filed 2004-03-26
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From               to

Commission file No. 000-30369

VIROLOGIC, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3234479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification no.)

345 Oyster Point Blvd South San Francisco, California	94080
(Address of principal executive offices)	(Zip code)

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 was $28,663,200.*

     The number of shares outstanding of the Registrant’s Common Stock was 53,397,100 as of March 25, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     The registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2004 Annual Meeting of Stockholders (the “2004 Annual Meeting”), is incorporated by reference into Part III of this Report.

*	Excludes 9,678,888 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds 5% of the Registrant’s Common Stock outstanding. The number of shares owned by such persons was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

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

Overview

      We are a biotechnology company developing, marketing and selling innovative products to guide and improve treatment of viral diseases. We incorporated in the state of Delaware on November 14, 1995 and commenced commercial operations in 1999. We developed a practical way of directly measuring the impact of genetic mutations on drug resistance and using this information to guide therapy. We have proprietary technology, called PhenoSense, for testing drug resistance in viruses that cause serious viral diseases such as HIV/ AIDS and hepatitis. Our products are used by physicians in selecting optimal treatments for their HIV patients and by industry, academia and government for clinical studies, drug screening and characterization, and basic research.

      We currently market the following products:

•	PhenoSense HIV. This phenotypic test directly and quantitatively measures resistance of a patient’s HIV to anti-viral drugs. It is used by physicians in patient testing and by pharmaceutical customers in their research and development activities.

•	GeneSeq HIV. This genotypic test examines and evaluates the genetic sequences of a patient’s HIV. It is used by physicians in patient testing and by pharmaceutical customers in their research and development activities.

•	PhenoSense GT. This product combines our PhenoSense HIV and GeneSeq HIV tests into one integrated report to provide comprehensive drug resistance information to assist physicians in selecting optimal treatments for their HIV patients and by pharmaceutical customers in their research and development activities.

•	Replication Capacity HIV. This test measures viral fitness, or the ability of a virus to reproduce and infect new cells. We currently include this product free of charge when a physician or pharmaceutical customer orders one of the reports generated by our PhenoSense products. In the future, we may offer this product on a stand-alone basis.

•	PhenoScreen. This phenotypic product provides high-throughput screening for the identification of potential clinical drug candidates for pharmaceutical customers.

•	PhenoSense HIV Entry and GeneSeq HIV Entry. We currently market both a phenotypic entry assay and a genotypic entry assay, which measure HIV resistance to entry inhibitors, to pharmaceutical customers for use in their research and drug development activities. We intend to offer these tests to physicians for patient testing after pharmaceutical drugs become available for patient use and based on demand for the product.

•	PhenoSense HIV Co-Receptor Tropism. HIV enters and infects cells by attaching to a cellular receptor (CD4) and one of two co-receptors, either CCR5 or CXCR4. Several pharmaceutical companies are developing drugs to block this co-receptor attachment. We have applied our PhenoSense HIV Entry technology to develop a test to assess which co-receptor the patient’s virus uses to enter cells (tropism). This test may play an important role in defining patient eligibility for treatment with these new HIV co-receptor inhibitors and monitoring their response to therapy. In addition, data exist which suggest that co-receptor tropism may be a prognostic factor in the pace of HIV disease progression.

•	PhenoSense HIV Antibody Neutralization for Vaccine Development. This application of the PhenoSense HIV Entry assay is available to pharmaceutical customers and researchers to aid in the development of HIV vaccines.

•	GeneSeq HCV. This genotypic test examines and evaluates the genetic sequence of hepatitis C and is currently available for pharmaceutical customers. We also intend to offer this test to physicians for patient testing after more pharmaceutical drugs become available for patient use.

•	GeneSeq HBV. Like our GeneSeq HIV product, this genotypic test is directed toward hepatitis B and currently available for pharmaceutical customers. We intend to offer this test to physicians for patient testing after more pharmaceutical drugs become available for patient use.

      We are also developing additional products. Like our other tests, we anticipate that these tests will be used first by pharmaceutical companies in their research and drug development activities, and later by physicians for patient testing after drugs become available for patient use:

•	PhenoSense and GeneSeq HIV Integrase. We are currently applying our PhenoSense and GeneSeq HIV technologies to develop tests to evaluate resistance to a new class of HIV drugs called integrase inhibitors, which are designed to block a critical step in the lifecycle of HIV.

•	PhenoSense HCV. This is a phenotypic test directed toward hepatitis C.

•	PhenoSense HBV. This is a phenotypic test directed toward hepatitis B.

      We are also collecting resistance test results and related clinical data to create database products that are sold to pharmaceutical customers to assist in drug development and drug marketing. This database may be made available to physicians for use in therapy guidance in the future.

2003 Highlights

      In 2003, we completed development of our GeneSeq HCV assay for use by pharmaceutical companies in their research and drug development activities. In addition, we were awarded four Small Business Innovation Research (“SBIR”) grants from the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the U.S. National Institutes of Health (“NIH”), totaling more than $4 million over three years. The grants will help support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics.

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

The Viral Drug Resistance Crisis

      Currently available anti-viral drugs interfere with key viral functions to prevent viruses from replicating and therefore slow the progression of disease. However, these drugs are typically effective for only a limited time because viruses develop resistance to them through mutation, making the therapy less effective and making many serious viral diseases almost impossible to cure. A resistant virus is one that is less sensitive to the drug that is administered. Mutant viruses resistant to a particular drug therapy continue to replicate while the others are eliminated. Over time the mutant, resistant virus predominates and the drug therapy fails. In response to this effect, physicians now use anti-viral drugs in combination, attacking different targets within a virus simultaneously. Combination therapy slows replication more effectively than a single drug, further delaying the development of drug resistance. In the short term, combination therapy has helped many patients. However, even combination therapy eventually fails in a great majority of patients, due in large part to the fact that the virus becomes resistant to some or all of the drugs used in combination.

      Resistance to anti-viral drugs is the most serious impediment to successful treatment of HIV/ AIDS patients. There are currently nineteen drugs approved by the U.S. Food and Drug Administration (“FDA”) that are generally used in various combinations to treat HIV infections. Combination therapy requires each drug in the combination to be active (in other words, interfere with key viral functions) for therapy to be most effective. If any of the drugs are not active, the therapy will likely fail more quickly. Each treatment failure increases the risk that the next drug combination will not work, or work for a shorter period of time, and leaves the patient with fewer future treatment options. Additionally, drug resistant viruses can be transmitted to newly infected individuals, increasing the risk that initial treatment for those individuals will not work. New drugs with increased potency and activity against drug resistant viruses are not becoming available in time to overcome this crisis. Consequently, physicians are faced with the challenge of tailoring therapy to individual patients numerous times per year for many patients.

Resistance Testing

      When anti-viral therapy does not completely suppress viral replication, drug resistant variants can emerge rapidly, within days to weeks. If left unchecked, patients may be at greater risk of becoming more seriously ill unless effective drugs are promptly administered. Until a few years ago, physicians chose drugs based on a patient’s treatment history without the benefits of information regarding drug resistance of the patient’s virus, and frequently changed all drugs in a treatment regimen even when some might have still been effective. When physicians inadvertently select ineffective drugs, patients become more seriously ill, suffer toxic side effects, and unnecessarily bear the costs of the drugs.

      To achieve long-term clinical benefit, physicians must select drugs that maximally suppress viral replication and avoid drugs to which a patient’s virus is resistant. We believe that long term solutions will rely on drug resistance tests and information systems that can guide physicians in selecting the most effective drugs against the patient’s virus and avoiding drugs to which the patient’s virus is resistant. The need for resistance testing has been affirmed in guidelines from panels led by the U.S. Department of Health and Human Services, the International AIDS Society-USA and the EuroGuidelines Group, all of which have recommended that resistance tests be routinely used when treating HIV patients.

      Resistance tests can also assist pharmaceutical companies in the development of drugs to target resistant viruses. In fact, a November 1999 FDA advisory committee emphatically recommended that resistance testing be used in the development of all new anti-viral drugs for HIV.

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

Vaccine Development

      The World Health Organization estimates that 40 million individuals are currently infected with HIV/ AIDS, which is emerging as the most important healthcare challenge in many developing countries. A preventive vaccine remains the best long-term solution to bring this epidemic under control. Over 30 candidate vaccines have been tested and dozens more are planned. Recently, many of the world’s top AIDS researchers called for the formation of a worldwide vaccine development coalition. The current strategy for vaccine design focuses on the induction of an immune response to the virus, including the generation of neutralizing antibodies. However, conventional HIV neutralization testing technologies have cost, capacity and technical constraints that often limit the extent of their application in vaccine testing protocols. We have applied our proprietary PhenoSense technology and developed an antibody neutralization assay which we believe is more rapid, reproducible and accurate.

Our Solution

      We believe our PhenoSense technology has significantly improved viral drug resistance testing. Our technology, which we believe to be the only currently available method that eliminates all prolonged virus culture steps, uses a genetically engineered virus that replicates only once. As a result, we avoid the need to culture viruses during testing, which makes the tests more consistent and accurate than competing phenotypic tests currently available and dramatically shortens the time required to complete them. Also, our tests can be automated and performed in large numbers, making them practical for routine use in clinical management of patients. We believe that our tests and the information that we collect from these tests have the potential to significantly change the way physicians treat viral diseases.

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

      To perform our PhenoSense tests, we:

•	Obtain a blood sample from the patient;

•	Isolate and inactivate the virus;

•	Copy the viral genes corresponding to the drug targets;

•	Insert these genes into the vector;

•	Introduce the assembled vector into living cells to produce a new virus containing the copied genes;

•	Use the new virus to infect cells in the presence of anti-viral drugs; and

•	Determine the ability of the virus to complete a single round of infection.

      The amount of indicator we detect is used to measure drug resistance. For example, we measure the amount of light produced by luciferase in our PhenoSense HIV test. If the virus is sensitive to the drug being tested, less light is detected. If the virus is resistant to the drug, more light is detected.

      We report our resistance test results using illustrative curve diagrams. We plot the amount of luciferase, which corresponds to the amount of virus replication, on the vertical axis against the amount of drug administered on the horizontal axis. We generate curves for both a patient’s virus and a drug-sensitive control virus, and compare the two curves to quantitatively measure drug resistance. Viruses with increased resistance require more drugs to inhibit replication. We produce curves for each commercially available drug as well as for novel drugs we test for pharmaceutical development.

Our Strategy

      Our objective is to be the world leader in developing and commercializing products and information systems to guide the treatment of serious diseases. Our current products are in the fields of HIV/ AIDS and hepatitis; future target therapeutic areas may include oncology. Key elements of our strategy are to:

•	Establish ViroLogic As The World Leader In Drug Resistance. We believe we have firmly established ourselves as a prominent force in the medical and scientific community in the field of HIV drug resistance. We present important new scientific discoveries at major meetings each year and publish those findings in prominent peer-reviewed journals. A number of major pharmaceutical companies have partnered with ViroLogic in training their organizations on the topic of HIV drug resistance and in educating the physician community.

•	Successfully Commercialize our Product Portfolio. We are currently marketing PhenoSense HIV, GeneSeq HIV, and PhenoSense GT to physicians directly and through scientific publications, clinical trials and scientific meetings. We market our products directly to physicians in the United States through our own sales force, primarily focusing on the 1,800 leading HIV physicians who treat approximately 80% of the total U.S. HIV/ AIDS patient population. We also conduct educational symposia and programs on HIV drug resistance and resistance testing for physicians, patients and treatment educators throughout the country. We work collaboratively with pharmaceutical companies to educate physicians about resistance testing.

•	Provide Broad, Easy Access to our Products. We have created broad access to our current commercial products from both reimbursement and distribution standpoints. We have advocated and achieved established insurance coverage policies for our marketed products throughout the country with over an estimated 75% of HIV/ AIDS patients now having access to coverage. Our products are available either directly from us or through major national and regional reference labs.

•	Apply Our Technology to Drug Discovery and Development. We are applying our technology to create tools for pharmaceutical companies to help them determine how patients will respond to particular drugs, to assist them in screening drug candidates and to use in other drug discovery efforts. We are also assembling a library of resistance test vectors for testing of drug compounds and candidates. We currently have testing agreements with numerous pharmaceutical companies to conduct clinical trial and drug characterization work. In the future we may enter into additional partnerships to jointly discover and develop drug candidates for the treatment of HIV and other viral diseases.

•	Expand Our PhenoSense Technology to Other Serious Diseases. Using our proprietary PhenoSense technology, we intend to develop phenotypic drug resistance testing products for other diseases. We are currently developing phenotypic and genotypic resistance tests for hepatitis viruses. We also believe that as the next generation of cancer drugs gain wide acceptance and use, they may provide a promising application for our platform therapy guidance technologies.

•	Maintain a Strong Intellectual Property Portfolio. We have patent coverage for our PhenoSense HIV product and patent applications directed to our other products. As we expand into new areas and diversify our business, we intend to build strong intellectual property positions.

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

      HIV now affects nearly one million people in the United States and over 40 million people worldwide. Nineteen anti-viral drugs are FDA-approved for treatment of HIV infection and more than an estimated 50 additional drugs are currently in development. Despite the availability of anti-viral drugs, HIV is difficult to treat because it replicates rapidly and becomes resistant to anti-viral drugs. Selecting the right combination of drugs for optimal treatment of HIV patients is often difficult when physicians have limited information about the susceptibility to specific anti-viral drugs of the HIV infecting an individual patient.

      Physicians are now routinely using resistance testing because drug resistance in HIV/AIDS treatment has become a serious crisis. Guidelines for the management of patients with HIV, issued by separate panels led by the U.S. Department of Health and Human Services and the International AIDS Society-USA (“IAS-USA”) each recommend that resistance tests be routinely used for HIV patients. The IAS-USA guidelines updated in 2003 also recommend resistance testing to new patient populations, including chronically infected, untreated patients prior to initiation of therapy. In addition, the FDA Antiviral Drugs Advisory Committee in November 1999 emphatically recommended that resistance tests should be utilized in the development of new anti-viral drugs for HIV.

      All currently FDA-approved HIV drugs target an important step in the replication cycle of HIV. One group of drugs, called “reverse transcriptase inhibitors,” blocks the virus from copying its genetic material. Another group, called “protease inhibitors,” blocks the formation of viral proteins that are necessary for the virus to infect other cells. The vectors used in our PhenoSense HIV test incorporate the protease and reverse transcriptase gene segments from the virus of the patient being tested. A new group of HIV drugs, called “virus entry inhibitors,” blocks HIV from entering new cells, thereby preventing the spread of the virus in the body. PhenoSense HIV has been expanded to incorporate the HIV envelope gene in order to test this new group of drugs for pharmaceutical customers. Based on our knowledge of the mechanism of action of all of the HIV drugs currently in development, we believe we will be able to incorporate appropriate gene segments corresponding to the targets of new drugs, such as HIV integrase inhibitors or assembly inhibitors, into our proprietary PhenoSense HIV technology, thereby allowing us to create resistance tests for each of these targets.

GeneSeq HIV

      We have commercialized a genotypic test we call GeneSeq HIV. Genotypic tests identify gene sequence mutations that may be associated with resistance to commercially available drugs. We have developed GeneSeq HIV as a tool to examine and evaluate the genetic sequences of HIV in patients. We also frequently update the rules correlating genotypic and phenotypic results to improve genotypic interpretation and our understanding of drug resistance and have incorporated many of those rules into our genotypic algorithm. We sell GeneSeq HIV to physicians who request genotypic testing and pharmaceutical companies that are developing new drugs. We may use the genetic sequence information and the rules as a component of the database described below.

PhenoSense GT

      PhenoSense GT is the only commercially available drug resistance test using phenotypic test results supplemented by genotypic information to provide physicians with comprehensive resistance information on one integrated, easy-to-interpret report. Launched in November 2001, it helps physicians and patients individualize treatment regimens to fight HIV. PhenoSense GT was designed in response to an increasing number of physicians ordering both phenotypic and genotypic tests for their patients.

Replication Capacity HIV

      We have applied our PhenoSense technology to measure replication capacity of a patient’s virus, which is a critical component of a broader concept known as viral fitness. Replication capacity is a measure of a virus’ ability to replicate and infect new cells. It is different from resistance in that it is a measure of the virus’ ability to replicate in the absence of anti-viral drugs, rather than a measure of drug activity against the virus. Our researchers and collaborators have published 14 studies using the PhenoSense Replication Capacity assay. The current IAS-USA guidelines also highlight replication capacity measurement, which in recent studies has been shown to be a reliable predictor of HIV disease progression, similar to viral load and CD4 T-cell counts. Several studies have demonstrated the important relationship between replication capacity and immunological outcome. We are currently conducting multiple studies to further define the clinical utility of our Replication Capacity assay. We currently offer this product free of charge when a physician or pharmaceutical customer orders one of our PhenoSense products. In the future, we may offer this product on a stand-alone basis.

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

PhenoSense HIV Entry and GeneSeq HIV Entry

      We have developed tests to measure phenotypic and genotypic susceptibility of HIV to a new class of anti-viral drugs called viral entry inhibitors. One entry inhibitor drug has been approved for the treatment of HIV infection and an estimated 20 drugs designed to block virus attachment or entry are being evaluated in preclinical and clinical studies. Several pharmaceutical companies have already used our tests to determine the anti-viral activity of their drugs in early or late stages of preclinical and clinical development.

PhenoSense HIV Co-Receptor Tropism

      HIV enters and infects cells by attaching to a cellular receptor (CD4) and one of two co-receptors, either CCR5 or CXCR4. Several pharmaceutical companies are developing drugs to block co-receptor attachment. We have applied our PhenoSense HIV Entry technology to develop a test to assess which co-receptor the patient’s virus uses to enter cells (tropism). The test may play an important role in defining patient eligibility for treatment with these new HIV co-receptor inhibitors and monitoring their response to therapy. In addition, data exist which suggest that co-receptor tropism may be a prognostic factor in the pace of HIV disease progression.

PhenoSense HIV Antibody Neutralization for Vaccine Development

      We are currently applying our PhenoSense HIV Entry technology to test patient blood samples for the presence of antibodies that neutralize the HIV virus (i.e., prevent the virus from infecting cells). This test is especially important for the development of an effective prophylactic or therapeutic HIV vaccine. Currently, numerous companies, academic and government organizations have HIV vaccine candidates in various stages of development and require a rapid high-throughput assay for accurate assessment of neutralizing antibodies. We are currently providing neutralizing antibody testing for several pharmaceutical companies, as well as government sponsored and private research groups.

GeneSeq HCV

      We have applied our GeneSeq technologies to develop a test to analyze drug resistance of hepatitis C virus, or HCV. HCV infection causes liver disease and liver cancer. The Center for Disease Control and Prevention (“CDC”) estimates that four million people in the United States and more than 170 million people worldwide are infected with HCV. Based on studies that show that 60% to 85% of persons infected with HCV develop chronic infection, and assuming that all such persons would benefit from anti-viral drug therapy, we estimate that 60% to 85% of patients infected with HCV may benefit from anti-viral drug therapy.

      HCV replicates and mutates at extremely high rates inside an infected patient, similar to HIV. Therefore, complex combinations of drugs may then be required to increase the success of treatment. As a result, a number of major pharmaceutical companies are discovering and developing new drugs for HCV. HCV drugs are in development that target many different aspects of the virus’ life cycle. Similar to HIV drugs, there are efforts to develop HCV protease inhibitors as well as drugs that block the replication of the genetic material of HCV or the production of HCV proteins.

      Our HCV genotypic test is currently being used by pharmaceutical customers in the discovery and development of new HCV drugs. As the number and use of HCV drugs increase, we expect the demand for our HCV resistance tests by physicians making treatment decisions to grow. Prior to that time, we expect our HCV resistance tests will continue to be used by pharmaceutical customers in the discovery and development of new HCV drugs.

GeneSeq HBV

      We have applied our GeneSeq technology to develop a test to analyze drug resistance of hepatitis B virus, or HBV. HBV infection is a leading cause of liver disease and liver cancer and leads to more than one million deaths worldwide each year. The CDC estimates that there are over one million people in the United States chronically infected with HBV, and over 350 million people chronically infected worldwide, mostly in Asia. Based on research that shows that half of patients with chronic HBV have evidence of active disease, and assuming that anti-viral drug treatment is indicated for patients with active disease, we estimate that approximately half of those chronically infected would benefit from anti-viral drug therapy.

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

      The FDA has approved three drugs (alpha interferon, lamivudine, and adefovir) for the treatment of HBV infection and more than an estimated 15 drugs are in preclinical or clinical stages of development. Many of these drugs target HBV reverse transcriptase, which acts in a manner similar to HIV reverse transcriptase, to prevent the virus from copying its genes. Research efforts are ongoing to discover drugs that target other aspects of HBV’s life cycle, such as the assembly of HBV viruses, or the entry of HBV into liver cells.

      As the number and use of HBV drugs increases, we expect the demand for GeneSeq HBV by physicians making treatment decisions to grow. Prior to that time, we expect our HBV resistance tests will continue to be used by pharmaceutical customers in the discovery and development of new HBV drugs.

Products in Development

PhenoSense and GeneSeq HIV Integrase

      We are currently applying our PhenoSense and GeneSeq HIV technologies to develop tests to evaluate resistance to a new class of HIV drugs called integrase inhibitors. Several integrase inhibitors, which are designed to block the reproduction of HIV once it is inside a cell, are now in development.

PhenoSense HBV and HCV

      We plan to apply our PhenoSense technology to develop tests to analyze drug resistance of hepatitis B, or HBV, and hepatitis C, or HCV. As discussed above, hepatitis infection is a leading cause of liver disease and liver cancer, and we believe drug resistance testing will play a significant role in guiding treatment. Based on our knowledge of the mechanism of action of these drugs in research, we believe that we will be able to incorporate genes corresponding to the targets of these drugs into our PhenoSense HBV and HCV vector.

      As the number and use of HBV and HCV drugs increases, we expect the demand for PhenoSense HBV and HCV by physicians making treatment decisions to grow. Prior to that time, we expect our HBV and HCV resistance tests will be used by pharmaceutical customers in the discovery and development of new HBV and HCV drugs.

Pharmaceutical Customers

      We perform resistance testing for industry, academia and government for clinical studies, drug screening/characterization and basic research. Given the FDA’s endorsement of the important role of resistance testing in drug development, and the large number of drugs in development for HIV, hepatitis and other viral diseases, our pharmaceutical product and service offerings have become a significant aspect of our business.

      Clinical Trials. Because clinical trials are the most expensive part of drug development, pharmaceutical companies are trying to improve the outcomes of clinical trials by using the methods of “pharmacogenomics,” the scientific discipline focused on how genetic differences among patients determine or predict responsiveness or adverse reactions to particular drugs. In a similar way, pharmaceutical companies are applying our PhenoSense technology to help select patients for clinical trials. This selection process may allow companies to guide important drug development decisions before large resource commitments are made. To date, we have signed testing agreements with most pharmaceutical companies involved in HIV/AIDS drug development, including: Abbott Laboratories, Boehringer Ingelheim, Bristol-Myers Squibb, Chiron Corporation, Gilead Sciences, GlaxoSmithKline, Hoffmann-La Roche Ltd., Merck and Co., Pfizer Pharmaceuticals, Schering-Plough, Vertex Pharmaceuticals and numerous others. We are involved in more than 100 clinical research and drug characterization studies with these pharmaceutical companies as well as other government and academic organizations evaluating a number of HIV drugs and drug regimens.

      Database. We are collecting resistance test results and related clinical data in an interactive database to assist our pharmaceutical customers in drug marketing and drug development. Two important components of our database include viral resistance, replication, and co-receptor tropism data and a specimen library comprised of resistance test vectors, virus clones and site-directed mutants. We have entered into contractual relationships with pharmaceutical companies to provide defined data queries that can enhance efforts to develop and market their drugs. We have also entered into a contract with a database product company to commercialize this asset. Our database may be made available to physicians for use in therapy guidance in the future.

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

Sales and Marketing

      We currently have 21 experienced sales representatives promoting our resistance tests in the primary U.S. markets for drugs targeted at HIV/AIDS. Within these major markets, we are targeting the approximately 1,800 leading HIV physicians who treat 80% of the HIV/AIDS patients in the U.S. We may enter into relationships with other companies to serve markets outside the U.S.

      Our marketing strategies focus on physician, patient and payor education in order to increase market awareness of our resistance testing products. We routinely sponsor and participate in conferences and scientific meetings, sponsor educational forums for physicians, and advertise in relevant journals and publications. Additionally we target patients directly through educational programs.

      We have an active reimbursement strategy, and educate both private and public payors concerning drug resistance testing in an effort to maximize reimbursement. Over an estimated 75% of HIV/AIDS patients in the United States now have access to coverage for resistance testing. At the end of 2003, 48 state Medicaid programs, including California, Florida, New Jersey and New York, the states with the largest HIV/AIDS patient populations, had favorable coverage policies for drug resistance testing. Medicare and nearly all private payors, including Aetna, the Blue Cross Blue Shield Association, Humana and UnitedHealthCare, pay for resistance testing.

      In addition, we have made PhenoSense HIV broadly available through numerous national and regional reference laboratories and hospitals. We currently have distribution arrangements with nearly all major national reference laboratories including Quest Diagnostics, Laboratory Corporation of America, Associated Regional and University Pathologists, Inc. (“ARUP”), Mayo Clinic, as well as multiple regional laboratories. Under these agreements, these entities perform numerous services for us including collection of samples, shipping the samples to us, billing and reporting the results to doctors.

Patents and Proprietary Rights

      We will be able to protect our technology from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business. Our policy is to file patent applications and to protect technology, inventions and improvements to inventions that are commercially important to the development of our business. Our commercial success will depend in part on obtaining this patent protection. We currently have 19 issued patents and 107 pending applications for additional patents, including international counterparts to our U.S. patents. We have non-exclusively licensed seven patents under the Roche Molecular Systems, Inc. (“Roche”) license discussed below. These patents cover a broad range of technology applicable across our entire current and planned product line. We have also licensed technology from other third parties, and expect that we may need to license additional technology in order to continue the development and commercialization of our products. We also seek protection through confidentiality and proprietary information agreements.

      Third parties may have patents or patent applications relating to products or processes similar to, competitive with or otherwise related to our products. These products and processes may include technologies relating to HIV and hepatitis B and C and other viruses. Third parties have from time to time threatened to assert infringement or other intellectual property rights against us based on their patents or other intellectual property rights. We have had to, and expect to continue to have to, enter into licenses covering the rights at issue. Unless we are able to expand our existing licenses and obtain additional licenses, patents covering these technologies may adversely impact our ability to commercialize one or more of our products.

License Agreements

      We license polymerase chain reaction (“PCR”) technology from Roche for performing a step in our PhenoSense and GeneSeq tests. This license is non-exclusive and lasts for the life of the patent term of the last to expire licensed Roche patent. Currently, the last Roche patent expires in 2005. If Roche develops or acquires additional patents covering technology related to the licensed technology, we have the option of licensing that additional technology under the terms of this agreement, which may extend the term of the license. In exchange for the license, we have agreed to pay Roche a royalty based on the net service revenues we receive from our products. At least sixty days prior to introducing a new product utilizing the Roche technology, we must notify Roche of that introduction. If we fail to notify Roche, we would have to pay a higher royalty. We also agreed to participate in proficiency testing in accordance with applicable quality assurance standards and to comply with all relevant regulations and standards. Further, we have agreed to give Roche a reasonable opportunity to negotiate for a license to use any technology we develop related to the reaction technology we license from Roche, such as the automation of the method for performing the reaction. Roche has the right to terminate this license if we fail to pay royalties, make a semi-annual royalty report or participate in proficiency testing. We believe we are in compliance with these requirements. The license allows us to use technology covered by the licensed Roche patents within a broad field that includes all of our currently planned products. If we were to expand our product line beyond the licensed field, however, we would need to negotiate an expansion of the license. In addition, we also license technology from other third parties. We recorded royalty expense of $1.1 million, $1.0 million and $0.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

      Our ability to compete successfully will depend, in part, on our ability to:

•	Demonstrate the degree of clinical benefit of our products relative to their costs

•	Develop proprietary products

•	Develop and maintain products that reach the market first

•	Develop products that are technologically superior to other products in the market

•	Obtain patent or other proprietary protection for our products and technologies

•	Obtain and maintain adequate reimbursement coverage from payors

•	Attract and retain scientific and product development personnel

Regulation and Reimbursement

Regulation of Clinical Laboratory Operations

      The Clinical Laboratory Improvement Amendments of 1988 extends federal oversight to virtually all clinical laboratories by requiring that laboratories be certified by the federal government, by a federally approved accreditation agency or by a state that has been deemed exempt from the regulation’s requirements. Pursuant to these Federal clinical laboratory regulations, clinical laboratories must meet quality assurance, quality control and personnel standards. Labs also must undergo proficiency testing and inspections. Standards are based on the complexity of the method of testing performed by the laboratory.

      These regulations categorize our laboratory as high complexity, and we believe we are in compliance with the more stringent standards applicable to high complexity testing for personnel, quality control, quality assurance and patient test management. Our clinical laboratory holds a Certificate of Registration under these regulations. Our clinical laboratory has been surveyed by the College of American Pathologists, a federally approved accreditation agency, which has accredited our clinical laboratory.

      In addition to the Federal laboratory regulations, states, including California, require laboratory licensure and may adopt regulations that are more stringent than federal law. We believe we are in material compliance with California and other applicable state laws and regulations.

      The sanctions for failure to comply with Federal or state clinical laboratory regulations, or accreditation requirements of federally approved agencies, may be suspension, revocation or limitation of a laboratory’s certificate or accreditation. There also could be fines and criminal penalties. The suspension or loss of a license, failure to achieve or loss of accreditation, imposition of a fine, or future changes in applicable federal or state laws or regulations or in the interpretation of current laws and regulations, could have a material adverse effect on our business.

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

Regulation of Coverage and Reimbursement

      Revenues for clinical laboratory testing services come from a variety of sources, including Medicare and Medicaid programs; other third-party payors, including commercial insurers, Blue Cross Blue Shield plans, health maintenance and other managed care organizations; and patients, physicians, hospitals and other laboratories. We are a Medicare laboratory services provider. Medicare has issued coverage policies and payment guidelines for resistance testing, including phenotypic and genotypic testing. Currently, nearly all public and a majority of private payors have approved the reimbursement of our existing products. However, the majority of our payors are currently reimbursing our products at varying levels from 70% to 100% of our list prices. While recently issued guidelines of the Department of Health and Human Services recommend drug resistance testing for HIV patients, this does not assure coverage or level of coverage, by state, Medicare or any other payors.

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

      Our agreements with third-party payors, including Medicare and Medicaid, require that we identify the services we perform using industry standard codes known as the Current Procedural Terminology (“CPT”)

codes, which are developed by the American Medical Association (“AMA”). Most payors maintain a list of standard reimbursement rates for each such code, and our ability to be reimbursed for our services is therefore effectively limited by our ability to describe the services accurately using the CPT codes. From time to time, the AMA changes its instructions about how our services should be coded using the CPT codes. If these changes leave us unable to accurately describe our services or are not coordinated with payors such that corresponding changes are made to the payors’ reimbursement schedules, we may have to renegotiate our pricing and reimbursement rates, the changes may interrupt our ability to be reimbursed, and/or the overall reimbursement rates for our services may decrease dramatically.

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

Patient Privacy

      The Department of Human Health and Services, or HHS, has issued final regulations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), designed to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions, while protecting the privacy and security of the information exchanged. Three principal regulations have been issued:

•	privacy regulations;

•	security regulations; and

•	standards for electronic transactions, or transaction standards.

      The privacy regulations prohibit the use or disclosure of “protected health information” except for certain purposes or unless specific conditions are met. Protected health information is information transmitted or maintained in any form — by electronic means, on paper, or through oral communications that: (1) relates to the past, present, or future physical or mental health or condition of an individual, the provision of health care to an individual, or the past, present, or future payment for the provision of health care to an individual; and (2) identifies the individual or with respect to which there is a reasonable basis to believe the information can be used to identify the individual. Data that have been de-identified in accordance with the Privacy regulation’s stringent de-identification standard are not considered protected health information and are not subject to the regulation. We have implemented privacy and security changes that we believe comply with these standards. In addition, we implemented measures we believe will reasonably and appropriately meet the specifications of the security regulations and the transaction standards.

      The HIPAA regulations on transaction standards establish uniform standards for electronic transactions and code sets, including the electronic transactions and code sets used for claims, remittance advices, enrollment and eligibility. These standards are complex, and subject to differences in interpretation. We cannot guarantee that our compliance measures will meet the specifications for any of these regulations. In addition, certain types of information, including demographic information not usually provided to us by physicians, could be required by certain payers. As a result of inconsistent application of requirements by payers, or our inability to obtain billing information, we could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues.

      HHS issued additional guidance on July 24, 2003 stating that it will not penalize a covered entity for post-implementation date transactions that are not fully compliant with the transactions standards, if the covered entity can demonstrate its good faith efforts to comply with the standards. HHS’ stated purpose for this flexible enforcement position was to “permit health plans to mitigate unintended adverse effects on covered entities’ cash flow and business operations during the transition to the standards, as well as on the availability and quality of patient care.”

      On September 23, 2003, the Centers for Medicare and Medicaid Services (“CMS”) announced that it will implement a contingency plan for the Medicare program to accept electronic transactions that are not fully compliant with the transaction standards after the October 16, 2003 compliance deadline. CMS’ contingency plan allows Medicare carriers to continue to accept and process Medicare claims in the traditional electronic formats now in use in order to give its healthcare providers additional time to complete the testing process, provided they are making a good faith effort to comply with the new standards. As part of its plan, CMS is expected to regularly reassess the readiness of its healthcare providers to determine how long the contingency plan will remain in effect.

      In its announcement, CMS encouraged other payors to assess the readiness of their trading partners and to implement contingency plans, if appropriate. A number of other major payors have announced they intend to follow CMS’ lead, but we cannot assure you that all payors will develop similar contingency plans. At this time, we cannot estimate the potential impact of payors implementing (or failing to implement) the HIPAA transaction standards on our cash flows and results of operations.

      In addition to the HIPAA provisions described above, there are a number of state laws regarding the confidentiality of medical information, some of which apply to clinical laboratories. These laws vary widely, and new laws in this area are pending, but they most commonly restrict the use and disclosure of medical information without patient consent. Penalties for violation of these laws include sanctions against a laboratory’s state licensure, as well as civil and/ or criminal penalties. Compliance with such rules could require us to spend substantial sums, which could negatively impact our profitability.

Employees

      As of March 25, 2004, we had 187 employees, of whom 15 hold PhD or MD degrees and 22 hold other advanced degrees. Approximately 86 employees are engaged in clinical laboratory operations, including 33 licensed healthcare professionals. There are 22 employees in research and development, and 79 in sales, marketing, information systems, finance and other administrative functions.

Executive Officers

      In 2003, we adopted a code of ethics that applies to our principal executive officer, principal financial and accounting officer, persons performing similar functions as well as all employees. We have posted the text of our code of ethics on our website at www.virologic.com. In addition, we intend to promptly disclose (i) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial and accounting officer, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

      The following table sets forth, as of February 27, 2004, certain information concerning our executive officers:

Name	Age	Position

William D. Young	59	Chairman, Chief Executive Officer and Director
Karen J. Wilson	40	Vice President, Chief Financial Officer
Tien T. Bui	39	Vice President, Sales and Marketing
Kathy L. Hibbs	40	Vice President, General Counsel
Kenneth N. Hitchner	49	Vice President, Pharmaceutical Collaborations
Christos J. Petropoulos, PhD	50	Vice President, Research and Development
Jeannette M. Whitcomb, PhD	43	Vice President, Operations

      WILLIAM D. YOUNG has served as our Chief Executive Officer since November 1999 and has served as the Chairman of the Board since May 1999. From March 1997 to October 1999, Mr. Young was Chief Operating Officer at Genentech, Inc., a biotechnology company. As COO at Genentech, Mr. Young was responsible for all of the company’s development, operations and commercial functions. Mr. Young joined Genentech in 1980 as Director of Manufacturing and Process Sciences and held various executive positions prior to becoming COO. Prior to joining Genentech, Mr. Young was employed by Eli Lilly and Company for 14 years. Mr. Young is a member of the board of directors of Biogen IDEC, Inc., Human Genome Sciences, Inc. and VaxGen, Inc. He received his bachelor’s degree in chemical engineering from Purdue University and his MBA from Indiana University.

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

      KATHY L. HIBBS joined ViroLogic as Vice President, General Counsel in April 2001. Prior to joining ViroLogic, Ms. Hibbs was Vice President and General Counsel for Multitude, Inc., an Internet telecommunications company. Prior to that, from 1996 to 2000, she served as Senior Corporate Counsel at Varian Medical Systems, Inc., a leading manufacturer of integrated cancer therapy systems. At Varian, she was responsible for numerous legal matters including regulatory compliance, employment law, litigation and SEC reporting. Before her employment with Varian, Ms. Hibbs worked as a litigator for two California law firms and dealt with various legal issues, including civil rights and securities law. She received her JD degree from the University of California, Hastings College of Law, and her bachelor’s degree in political science from the University of California, Riverside.

      KENNETH N. HITCHNER joined ViroLogic as Director of Project Management in May 1999 and was named Vice President of Pharmaceutical Collaborations in October 2003. Prior to joining ViroLogic, Mr. Hitchner was the Director of Project Management at Gilead Sciences. Prior to Gilead, he was with Genentech for fifteen years where he held a number of positions including the Director of Product Development and Global Project Leader. Mr. Hitchner received his bachelor’s degree in Zoology from DePauw University and a Masters Degree in Biology from San Francisco State University.

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

      JEANNETTE M. WHITCOMB, PhD joined ViroLogic as one of the first scientists in the Research and Development department in 1996, transitioned to the Operations group in 2002 and was named Vice President of Operations in June 2003. Prior to joining ViroLogic she was a Postdoctoral Fellow in Dr. Stephen H. Hughes’ lab at the National Cancer Institute — Frederick Cancer Research and Development Center. Prior to that, she was a Fogerty Fellow in Dr. Peter A. Cerutti’s lab at the Swiss Institute for Experimental Cancer Research in Lausanne, Switzerland. Dr. Whitcomb received her bachelor’s degree in Biology from Widener University in Chester, Pennsylvania and her PhD in Microbiology and Immunology from Temple University School of Medicine in Philadelphia.

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

      ROBERT T. SCHOOLEY, MD — Tim Gill Professor of Medicine and Head of the Infectious Disease Division at the University of Colorado Health Sciences Center.

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

      We have experienced significant losses each year since our inception and may incur additional losses. We experienced losses applicable to common stockholders of approximately $9.3 million in the year ended December 31, 2003, $33.3 million in 2002 and $28.8 million in 2001. As of December 31, 2003, we had an accumulated deficit of approximately $106.3 million. We may continue to incur losses primarily as a result of spending related to:

•	Expanding patient and pharmaceutical company sample processing capabilities

•	Research and product development costs

•	Sales and marketing activities

•	Additional clinical laboratory and research space and other necessary facilities

•	General and administrative costs

      If our history of losses continues, our stock price may fall and you may lose part or all of your investment.

Our stockholders will experience substantial additional dilution if our shares of preferred stock or their related warrants are converted into or exercised for shares of common stock. As of December 31, 2003, our outstanding shares of preferred stock and related warrants were convertible into or exercisable for up to an aggregate of 15,390,497 shares of common stock, or approximately 29% of the number of shares of outstanding common stock.

      As of December 31, 2003, we had 52,608,382 shares of common stock outstanding. However, as of December 31, 2003, we also had outstanding the following shares of preferred stock and related warrants:

•	274 shares of Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), convertible into 2,468,468 shares of common stock (not including the conversion of accrued but unpaid premiums)

•	warrants issued to the purchasers of our preferred stock in connection with our preferred stock financings to purchase 12,922,029 shares of common stock

      Together, the common shares reserved for issuance upon conversion of the Series A Preferred Stock and upon exercise of the warrants referenced above, represent approximately 15,390,497 shares of common stock, or 29% of the outstanding shares of our common stock at December 31, 2003, all of which are issuable for an approximate weighted-average effective price of $1.15 per share.

      The number of shares of common stock that we may be required to issue upon conversion of the Series A Preferred Stock, and exercise of the warrants granted to purchasers of our Series A Preferred Stock in connection with the issuance thereof, can increase substantially upon the occurrence of several events, including if:

•	We issue shares of stock (with certain exceptions) for an effective price less than the conversion price of the Series A Preferred Stock or the related warrants (each $1.11 as of December 31, 2003)

•	We fail to have sufficient shares of common stock reserved to satisfy conversions, exercises and other issuances

•	We fail to honor requests for conversion, or notify any holder of Series A Preferred Stock of our intention not to honor requests for conversion

•	We fail to issue shares upon exercise of the warrants

•	We fail to redeem any shares of Series A Preferred Stock when required

      We are also obligated to issue additional shares of common stock every six months to the holders of the Series A Preferred Stock as “premium payments.” As of December 31, 2003, these issuances equaled about 133 shares of common stock for every share of Series A Preferred Stock outstanding at the time the issuance is made. This number of shares will increase every six months, by about 27 shares of common stock for each share of Series A Preferred Stock, up to a maximum of about 186 shares of common stock for every share of Series A Preferred Stock. All of the previous share totals are based upon an assumed stock price of $3.76, which was the closing price of our stock on the Nasdaq National Market on December 31, 2003, but the actual number of shares will be based upon our stock price from time to time as of the payment dates. If the 274 shares of the Series A Preferred Stock outstanding as of December 31, 2003 remain outstanding for five years following such date, we will be required to issue as premium payments an additional 493,989 shares of common stock (again based on an assumed stock price of $3.76) to holders of the Series A Preferred Stock, which is 0.9% of the shares of common stock outstanding as of December 31, 2003. We do not receive payment or other consideration for these issuances.

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

We may be obligated to redeem our Series A Preferred Stock.

      Holders of our Series A Preferred Stock have the right, under certain circumstances, to require us to redeem for cash all of the preferred stock that they own. The redemption price for the Series A Preferred Stock is the greater of (i) 115% of the original purchase price plus 115% of any accrued premium payment thereon and (ii) the aggregate fair market value of the shares of common stock into which such shares of Series A Preferred Stock are then convertible. As of December 31, 2003, there were 274 shares of Series A Preferred Stock outstanding, with an aggregate redemption price equal to approximately $3.3 million.

      Shares of Series A Preferred Stock are redeemable by the holders of the respective series in any of the following situations:

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

      Upon the occurrence of any of the events described above, individual holders of the Series A Preferred Stock would have the option, while such event continues, to require us to purchase some or all of the then outstanding shares of Series A Preferred Stock held by such holder. If we receive any notice of redemption, we are required to immediately (no later than one business day following such receipt) deliver a written notice to all holders of the same series of preferred stock stating the date when we received the redemption notice and the amount of preferred stock covered by the notice. Redemption of the Series A Preferred Stock in any event described above would require us to expend a significant amount of cash that could exceed our total available cash and cash equivalents and could negatively impact our ability to operate our business or raise additional capital. See the notes to the financial statement for further details.

In the event that we need to raise additional capital, our stockholders could experience substantial additional dilution. If such financing is not available on commercially reasonable terms, we may have to significantly curtail our operations or sell significant assets and may be unable to continue as a going concern.

      As of December 31, 2003, we had available cash and cash equivalents, short-term investments and short-term restricted cash of $9.9 million. We anticipate that our existing capital resources together with funds from the sale of our products, contract revenue and borrowing under equipment financing arrangements will enable us to maintain currently planned operations through at least December 31, 2004. However, we may need additional funding sooner than that. To the extent operating and capital resources are insufficient to meet our obligations, including lease payments and future requirements, we will have to raise additional funds to continue the development, commercialization and expansion of our technologies. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, we cannot guarantee that additional financing, in any form, will be available at all, or on terms acceptable to us. If we sell equity or convertible debt securities to raise additional funds, our existing stockholders may incur substantial dilution and any shares so issued will likely have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common and preferred stock. In the event financing is not available in the time frame required, we will be forced to reduce our operating expenses, curtail sales and marketing activities, reschedule research and development projects or delay, scale back or eliminate some or all of our activities. Further, we might be required to sell certain of our assets or obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize ourselves. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could make it difficult or impossible to implement our long-term business plans or could affect our ability to continue as a going concern.

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

Our revenues will be diminished if changes are made to the way that our products are reimbursed, or if government or third-party payors limit the amounts that they will reimburse for our current products, or do not authorize reimbursement for our planned products.

      Government and third-party payors, including Medicare and Medicaid require that we identify the services we perform using industry standard codes known as the Current Procedural Terminology (“CPT”) codes, which are developed by the American Medical Association (“AMA”). Most payors maintain a list of standard reimbursement rates for each such code, and our ability to be reimbursed for our services is therefore effectively limited by our ability to describe the services accurately using the CPT codes. From time to time, the AMA changes its instructions about how our services should be coded using the CPT codes. If these changes leave us unable to accurately describe our services or are not coordinated with payors such that corresponding changes are made to the payors’ reimbursement schedules, we may have to renegotiate our pricing and reimbursement rates, the changes may interrupt our ability to be reimbursed, and/or the overall reimbursement rates for our services may decrease dramatically. In addition, we may spend significant time and resources to minimize the impact of these changes on reimbursement.

      Government and third-party payors are attempting to contain or reduce the costs of healthcare and are challenging the prices charged for medical products and services. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare products. This could in the future limit the price that we can charge for our products. This could also hurt our ability to generate revenues. Significant uncertainty exists as to the reimbursement status of new medical products like the products we are currently developing, particularly if these products fail to show demonstrable value in clinical studies. Currently, nearly all public and a majority of private payors have approved the reimbursement of our existing products. However, the majority of our payors are currently reimbursing our products at varying levels from 70% to 100% of our list prices. If government and other third-party payors do not continue to provide adequate coverage and reimbursement for our testing products or do not authorize reimbursement for our planned products, our revenues will be reduced.

Billing complexities associated with health care payors may result in increased bad debt expense, which could impair our cash flow and limit our ability to reach profitability.

      Billing for laboratory services is complex. Laboratories must bill various payors, such as Medicare, Medicaid, insurance companies, doctors, employer groups and patients, all of whom have different requirements. Billing difficulties often result in a delay in collecting, or ultimately an inability to collect, the related receivable. This impairs cash flow and ultimately reduces profitability if we are required to record bad debt expense for these receivables. Most of the bad debt expense is the result of noncredit related issues, primarily missing or incorrect billing information on requisitions. We perform the requested tests and report test results regardless of incorrect or missing billing information. We subsequently attempt to obtain any missing information and rectify incorrect billing information received from the healthcare provider. Missing or incorrect information on requisitions slows the billing process, creates backlogs of unbilled requisitions and generally increases the aging of accounts receivable. Among many other factors complicating billing are:

•	Pricing differences between our fee schedules and those of the payors

•	Changes in or questions about how products are to be identified in the requisitions

•	Disputes between payors as to which party is responsible for payment

•	Disparity in coverage among various payors

•	Difficulties of adherence to specific compliance requirements and procedures mandated by various payors

      Ultimately, if all issues are not resolved in a timely manner, the related receivables are charged to the allowance for doubtful accounts.

We may encounter problems or delays in processing tests, or in expanding our automated testing systems, which could impair our ability to grow our business, generate revenue and achieve and sustain profitability.

      In order to meet future projected demand for our products and fully utilize our current clinical laboratory facilities, we estimate that we will have to continue to expand the volume of patient samples that we are able to process. We are also continuing to develop our quality-control procedures and to establish more consistency with respect to test turnaround so that results are delivered in a timely manner. Thus, we need to continue to develop and implement additional automated systems to perform our tests. We have installed several information systems over the past few years, including enterprise resource and laboratory information systems, to support the automated tests, analyze the data generated by our tests and report the results. If these systems do not work effectively as we scale up our processing of patient samples, we may experience processing or quality-control problems and we may experience delays or failures in our operations. These problems, delays or failures could adversely impact the promptness and accuracy of our transaction processing, which could impair our ability to grow our business, generate revenue and achieve and sustain profitability. We have experienced periods during which processing of our test results was delayed, resulting in a temporary backlog of tests to be performed, as was the case in the fourth quarter of 2003. While we take steps to minimize the likelihood of any delays, future delays and backlog may nevertheless occur.

We face intense competition, and if our competitors’ existing products or new products are more effective than our products, the commercial opportunity for our products will be reduced or eliminated.

      The commercial opportunity for our products will be reduced or eliminated if our competitors develop and market new testing products that are superior to, or are less expensive than, our phenotypic and/or genotypic resistance testing products we develop using our proprietary technology. The biotechnology industry evolves at a rapid pace and is highly competitive. Our major competitors include manufacturers and distributors of phenotypic drug resistance technology, such as Tibotec-Virco (division of Johnson & Johnson) and Specialty Laboratory. We also compete with makers of genotypic tests such as Applied Biosystems Group, Visible Genetics Inc. (division of Bayer Diagnostics) and laboratories performing genotypic testing as well as other genotypic testing referred to as virtual phenotyping. Each of these competitors is attempting to establish its test as the standard of care. Tibotec-Virco’s phenotypic and genotypic tests have been commercially available for a longer time than has PhenoSense HIV or GeneSeq HIV. Genotypic tests are cheaper and generally faster than phenotypic resistance tests. Our competitors may successfully develop and market other testing products that are either superior to those that we may develop or that are marketed prior to marketing of our testing products. Some of our competitors have substantially greater financial resources and research and development staffs than we do. In addition, some of our competitors have significantly greater experience in developing products, and in obtaining the necessary regulatory approvals of products and processing and marketing products.

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

      We purchase some of the testing materials used in our laboratory operations from single qualified suppliers. Although these materials could be purchased from other suppliers, we would need to qualify the suppliers prior to using their materials in our commercial operations. Although we believe we have ample inventory stock to allow validation of another source, in the event of a material interruption of these supplies, the quantity of our stock may not be adequate. Any extended interruption, delay or decreased availability of the supply of these materials could prevent us from running our business as contemplated and result in failure to meet our customers’ demands. If significant customer relationships were harmed by our failure to meet customer demands, our revenues may decrease. We might also face significant additional expenses if we are forced to find alternate sources of supplies, or change materials we use. Such expenses could make it more difficult for us to attain profitability, offer our tests at competitive prices and continue our business as currently conducted or at all.

We are dependent on licenses for technology we use in our resistance testing, and our business would suffer if these licenses were terminated.

      We license technology that we use in our PhenoSense and GeneSeq tests from Roche. We hold a non-exclusive license for the life of the patent term of the last licensed Roche patent. Currently, the last Roche patent expires in 2005. However, if additional patents are identified that would be necessary or useful for our operations, such patents could be added to the license at our option, which may extend the term of the license. We believe that many of our competitors, including Tibotec-Virco (division of Johnson & Johnson) and other resistance testing companies, also license this technology on non-exclusive terms. Roche has the right to terminate this license if we fail to pay royalties, make a semi-annual royalty report or participate in proficiency testing. We believe we are in compliance with these requirements. The license allows us to use technology covered by the licensed Roche patents within a broad field that includes all of our currently planned products. If we were to expand our product line beyond the licensed field, however, we would need to negotiate an expansion of the license. In addition, we also license technology from other third parties. If these licenses were to be terminated, we would likely have to change a portion of our testing methodology, which would halt our testing, at least temporarily, and cause us to incur substantial additional expenses.

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

      We currently have 19 issued patents and 107 pending applications for additional patents, including international counterparts to our U.S. patents. We have licensed seven patents under the Roche license discussed above. These patents cover a broad range of technology applicable across our entire current and planned product line. Other companies may have patents or patent applications relating to products or processes similar to, competitive with or otherwise related to our products. Patent law relating to the scope of claims in the technology fields in which we operate, including biotechnology and information technology, is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we will prevail in any lawsuits regarding the enforcement of patent rights or that, if successful, we will be awarded commercially valuable remedies. In addition, it is possible that we will not have the required resources to pursue offensive litigation or to otherwise protect our patent rights. We also rely on unpatented trade secrets to protect our proprietary technology. Other companies may independently develop or otherwise acquire equivalent technology or gain access to our proprietary technology.

Our products could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we are not successful defending any such litigation or we cannot obtain necessary licenses, could cause us to pay substantial damages and prohibit us from selling our products.

      Our commercial success depends upon our ability to develop, manufacture, market and sell our products and use our proprietary technologies without infringing the proprietary rights of others. Companies in our industry typically receive a higher than average number of claims and threatened claims of infringement of intellectual property rights, and numerous U.S. and foreign issued patents and pending patent applications owned by others exist in HIV, HCV, HBV and the other fields in which we are selling and/or developing products. We may be exposed to future litigation by third parties based on claims that our products, technologies or activities infringe the intellectual property rights of others. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our products or technologies may infringe. There also may be existing patents, of which we are not aware, that our products or technologies may inadvertently infringe. Further, there may be issued patents and pending patent applications in fields relevant to our business, of which we may become aware from time to time, that we believe we do not infringe or that we believe are invalid or relate to immaterial portions of our overall business. We cannot assure you that third parties holding any of these patents or patent applications will not assert infringement claims against us for damages or seeking to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor. Third parties have from time to time threatened to assert infringement or other intellectual property claims against us based on their patents or other intellectual property rights or inform us that they believe we required one or more licenses in order to perform certain of our tests. For instance, we recently entered into a license agreement with the NIH covering certain intellectual property rights. To date, we have not had to incur and do not expect to incur significant costs to defend against or settle threatened claims. However, in the future we may have to pay substantial damages, possibly including treble damages, for infringement if it is ultimately determined that our products infringe a third party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit will take significant time, and may be expensive and divert management attention from other business concerns.

If we do not successfully introduce new products using our technology, we may not sustain long-term revenue growth.

      We may not be able to develop and market new resistance testing products for HIV and other serious diseases, including hepatitis. Demand for these products will depend in part on the development by others of additional anti-viral drugs to fight these diseases. Physicians will likely use our resistance tests to determine which drug is best for a particular patient only if there are multiple drug treatment options. Several anti-viral drugs currently are in development but we cannot assure you that they will be approved for marketing, or if these drugs are approved that there will be a need for our resistance tests. If we are unable to develop and market resistance test products for other viral diseases, or if an insufficient number of anti-viral drugs are approved for marketing, we may not sustain long-term revenue growth.

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

      The Department of Human Health and Services, or HHS, has issued final regulations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), designed to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions, while protecting the privacy and security of the information exchanged. Three principal regulations have been issued:

•	privacy regulations;

•	security regulations; and

•	standards for electronic transactions, or transaction standards.

      We have implemented the HIPAA privacy regulations. In addition, we implemented measures we believe will reasonably and appropriately meet the specifications of the security regulations and the transaction standards.

      These standards are complex, and subject to differences in interpretation. We cannot guarantee that our compliance measures will meet the specifications for any of these regulations. In addition, certain types of information, including demographic information not usually provided to us by physicians, could be required by certain payors. As a result of inconsistent application of requirements by payors, or our inability to obtain billing information, we could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues. At this time, we cannot estimate the potential impact of payors implementing (or failing to implement) the HIPAA transaction standards on our cash flows and results of operations.

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

Clinicians or patients using our products or services may sue us and our insurance may not sufficiently cover all claims brought against us, which will increase our expenses.

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

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and proposed changes in accounting for equity compensation could adversely affect earnings.

      We have historically used stock options and other forms of equity-related incentives as a key component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us. The Financial Accounting Standards Board and other agencies have proposed, and are currently considering, changes to accounting principles generally accepted in the U.S. that would require us to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards related to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future, which may result in changes in our equity compensation strategy. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees, and such a change in accounting rules may adversely impact our future financial condition and operating results.

We may be subject to litigation, which would be time consuming and divert our resources and the attention of our management.

      In November 2002, we implemented a business restructuring plan. With the exception of one, all of the employees terminated in connection with the business restructuring signed a release of claims. We have received correspondence from the former employee that did not sign a release threatening to bring claims against us that stem from termination. We do not have employee practices liability insurance to cover any potential claims by employees terminated in the reduction of force. Even if we are eventually successful in our defense of this or any other similar claims, the time and money spent may prevent us from operating our business effectively or profitably or may distract our management.

Compliance with changing regulation of corporate governance, public disclosure and accounting matters may result in additional expenses.

      Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC and The Nasdaq Stock Market, as well as new accounting pronouncements, are creating uncertainty and additional complexities for companies such as ours. To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonable necessary resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue-generating and cost management activities.

Our operating results may fluctuate from quarter to quarter, making it likely that, in some future quarter or quarters, we will fail to meet estimates of operating results or financial performance, causing our stock price to fall.

      If revenue declines in a quarter, our losses will likely increase or our earnings will likely decline because many of our expenses are relatively fixed. Though our revenues may fluctuate significantly as we continue to build the market for our products, expenses such as research and development, sales and marketing and general and administrative are not affected directly by variations in revenue. In addition, our cost of product revenue could also fluctuate significantly due to variations in the demand for our product and the relatively fixed costs to produce it. We are contractually obligated for rental payments under a building lease assignment through 2011 in the event of default by the assignee. We cannot accurately predict how volatile our future operating results will be because our past and present operating results, which reflect moderate sales activity, are not indicative of what we might expect in the future. As a result it is very difficult for us to forecast our revenues accurately and it is likely that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results are difficult to predict, period-to-period comparisons of our results of operations may not be a good indication of our future performance.

If a natural disaster strikes our clinical laboratory facility and we are unable to receive and or process our customers’ samples for a substantial amount of time, we would lose revenue.

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

      At December 31, 2003, approximately 33% of our common stock was beneficially held by a small number of stockholders including an affiliate of Pfizer, our directors, entities affiliated with our directors and former directors, and our executive officers. In addition, our Series A Preferred Stock is held by a small number of stockholders, some of who also own shares of our common stock and could acquire significant additional shares of common stock by converting shares of preferred stock. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in our control at a premium price if these stockholders oppose it. There are also certain approval rights of the Series A Preferred Stock, and the few holders of those shares could prevent certain important corporate actions by not approving those actions.

Our stock price may be volatile, and our stock could decline in value.

      The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Our stock price has fluctuated widely during the last two years from a low of $0.72 per share in September 2002 to a high of $4.40 per share in January 2004. The following factors, in addition to other risk factors described in this section, may have a significant negative impact on the market price of our common stock:

•	Period-to-period fluctuations in financial results

•	Financing activities

•	Litigation

•	Delays in product introduction, launches or enhancements

•	Announcements of technological innovations or new commercial products by our competitors

•	Results from clinical studies

•	Developments concerning proprietary rights, including patents

•	Publicity regarding actual or potential medical results relating to products under development by our competitors or our own products or products under development

•	Regulatory developments in the United States and foreign countries

•	Changes in payor reimbursement policies

•	Economic and other external factors or other disaster or crisis

      A low or volatile stock price may negatively impact our ability to raise capital and to attract and maintain key employees.

We may be required to obtain the consent of the holders of our preferred stock before taking corporate actions, which could harm our business.

      Our charter documents require us to obtain the consent of the holders of the Series A Preferred Stock before we may issue securities that have senior or equal rights to the respective series, incur unsecured indebtedness for borrowed money, or take other actions with respect to the respective series or other securities. We are also required to obtain the consent of the holders of the Series A Preferred Stock before we amend or modify our certificate of incorporation or bylaws to change any of the rights of such series. To obtain these consents, we would need to get consent from holders of a majority of the outstanding shares of the Series A Preferred Stock.

      These obligations, and our complicated capitalization structure in general, might frustrate attempts to remove our board or management by making it difficult to find suitable replacements willing to spend substantial amounts of time and efforts on company matters. Moreover, these obligations may deter a potential acquirer from completing a transaction with us. They may also prevent us from taking corporate actions that would be beneficial to our stockholders and us, such as raising capital. Even if we are not prevented from taking such actions, they might be more expensive to us. This was the case when we issued our Series B Preferred Stock in March 2002, because we had to grant additional warrants to holders of Series A Preferred Stock as consideration in order to secure their consent and waiver concerning the financing and the resulting impact on the Series A Preferred Stock. This was also the case when we issued our Series C Convertible Preferred Stock in November 2002, because we had to agree to exchange the shares of Series B Preferred Stock for notes that were convertible into our Series C Convertible Preferred Stock, and to exchange the warrants associated with shares of Series B Preferred Stock for new warrants as consideration to secure the consent and waiver of the Series B Preferred Stock holders concerning the financing and the resulting impact on their respective preferred stock.

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

      The holders of Series A Preferred Stock also have voting rights relating to many types of transactions, such as the creation or issuance of senior or pari passu equity or debt securities and the payment of dividends or distributions, and are subject to redemption at the option of the holder upon certain mergers, consolidations or other business combinations. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions could discourage changes of our management and acquisitions or other changes in our control and otherwise limit the price that investors might be willing to pay in the future for our common stock.

Item 2.	Properties

      As of March 25, 2004, we leased one building of laboratory and office space of approximately 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides an option to extend the term for an additional ten years. We also subleased office space of approximately 14,000 square feet in another building in South San Francisco, California. This sublease expires on December 31, 2004.

Item 3.	Legal Proceedings

      We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      (a) Market Data; Dividends

      Since May 2, 2000, our common stock has been traded on the Nasdaq National Market under the symbol “VLGC.” The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock on the Nasdaq National Market:

	High	Low

2003
Fourth Quarter	$3.87	$1.34
Third Quarter	$1.74	$1.05
Second Quarter	$2.25	$0.86
First Quarter	$1.30	$0.85
2002
Fourth Quarter	$1.70	$0.75
Third Quarter	$2.90	$0.72
Second Quarter	$3.40	$1.95
First Quarter	$2.96	$1.78

      The last reported sale price of our common stock on the Nasdaq National Market on March 25, 2004 was $2.92. As of March 25, 2004, there were approximately 10,000 stockholders of record of our common stock.

      We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends on our common stock will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements and other such factors as the board of directors deems relevant. In addition, as long as any Series A Preferred Stock is outstanding, we may not, without first obtaining the written approval of the holders of such stock, declare or pay any cash dividends to common stockholders.

      In addition, we are obligated to pay dividends to the Series A preferred stockholders. See “Capital Stock” note to the financial statements for further discussion.

Recent Sales of Unregistered Securities.

      The following sets forth the number of shares of our common and preferred stock issued in the fourth quarter of 2003. For these issuances, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”):

      In October 2003, we issued 3,479,849 shares of our common stock to four holders of our Series C Preferred Stock upon such holders’ conversion of certain shares of Series C Preferred Stock held by such holders. Additionally, we issued 420 shares of our common stock to one holder of our warrants upon such holder’s exercise of warrants for an aggregate cash exercise price of $0.02.

      In November 2003, we issued 2,419,889 and 1,863,437 shares of our common stock to one holder of our Series A Preferred Stock and four holders of our Series C Preferred Stock, respectively, upon such holders’ conversion of certain shares of Series A and Series C Preferred Stock held by such holders. Additionally, we issued 420 and 250,000 shares of our common stock to three holders of our warrants upon such holders’ exercise of warrants for an aggregate cash exercise price of $0.02 and $1.11 per share, respectively.

      In December 2003, we issued 4,203,089 shares of our common stock to twelve holders of our Series C Preferred Stock upon conversion of certain shares of Series C Preferred Stock held by such holders. Additionally, we issued 946,079 shares of our common stock to two holders of our warrants upon such holders’ exercise of warrants for an aggregate cash exercise price of $1.11. We also issued 124,493 shares of our common stock to six holders of our warrants upon such holders’ net exercise of warrants held by such holders.

      In December 2003, we issued 53,820 shares of common stock with a market value of $0.2 million as of the date of such issuance, to the ViroLogic, Inc. 401(k) Profit Sharing Plan as a matching contribution under the terms of the plan.

      Information about our equity compensation plans is included in Item 12 of Part III of this Annual Report.

Item 6.	Selected Financial Data

      The following selected financial information has been derived from our audited financial statements. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Product revenue	$31,911	$24,530	$17,815	$7,466	$1,069
Contract revenue	1,468	731	458	—	—

Total revenue	33,379	25,261	18,273	7,466	1,069
Operating costs and expenses:
Cost of product revenue	16,713	14,589	11,845	5,457	627
Research and development	4,733	10,406	11,693	10,080	9,588
General and administrative	9,256	10,550	11,376	10,841	6,804
Sales and marketing	8,306	11,716	10,336	5,890	1,196

Total operating costs and expenses	39,008	47,261	45,250	32,268	18,215

Operating loss	(5,629)	(22,000)	(26,977)	(24,802)	(17,146)
Interest income	106	307	1,143	1,868	249
Interest expense	(141)	(423)	(466)	(262)	(243)
Other income	156	347	106	—	—

Net loss	(5,508)	(21,769)	(26,194)	(23,196)	(17,140)
Deemed dividend to preferred stockholders	(2,155)	(10,551)	(2,269)	(15,700)	(3,100)
Preferred stock dividend	(1,610)	(977)	(334)	—	—

Loss applicable to common stockholders	$(9,273)	$(33,297)	$(28,797)	$(38,896)	$(20,240)

Basic and diluted loss per common share	$(0.27)	$(1.38)	$(1.43)	$(2.62)	$(4.24)

Shares used in computing basic and diluted loss per common share	34,445	24,157	20,072	14,852	4,772

      See notes to the financial statements for a description of the number of shares used in the computation of the basic and diluted loss per common share.

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$9,430	$11,145	$8,962	$23,794	$2,208
Accounts receivable, net	6,165	4,924	4,562	2,404	550
Working capital(a)	13,038	(239)	7,508	21,097	522
Restricted cash	776	707	1,000	2,029	950
Total assets	28,378	30,486	37,851	43,647	9,777
Long-term portion of capital lease obligations	87	419	1,341	945	—
Long-term portion of loans payable	—	—	174	1,019	1,051
Long-term advance from subtenant	—	—	975	—	—
Redeemable convertible preferred stock	1,994	4,249	11,228	—	—
Accumulated deficit	(106,272)	(100,764)	(78,995)	(52,801)	(29,605)
Total stockholders’ equity(a)	20,587	7,014	13,471	33,643	4,698

(a)	At December 31, 2002, short-term liabilities include $12.05 million of Series C Convertible Secured Promissory Notes (“Notes”). On February 4, 2003, our stockholders ratified the Series C Private Placement resulting in the conversion of the Notes into stockholders’ equity. See notes to financial statements for further details.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

      We are a biotechnology company developing, marketing and selling innovative products to guide and improve treatment of viral diseases. We incorporated in the state of Delaware on November 14, 1995 and commenced commercial operations in 1999. We developed a practical way of directly measuring the impact of genetic mutations on drug resistance and using this information to guide therapy. We have proprietary technology, called PhenoSense, for testing drug resistance in viruses that cause serious viral diseases such as HIV/ AIDS and hepatitis. Our products are used by physicians in selecting optimal treatments for their HIV patients and by industry, academia and government for clinical studies, drug screening and characterization, and basic research.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the financial statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

      A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

      Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations.

      We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Revenue Recognition

      Product revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payor programs, such as Medicare and Medicaid. Billings for services under third-party payor programs are included in revenue net of allowances for differences between the amounts billed and estimated receipts under such programs. We estimate these allowances based on historical payment information and current sales data. If the government and other third-party payors significantly change their reimbursement policies, an adjustment to the allowance may be necessary. Revenue generated from our database of resistance test results is recognized when earned under the terms of the related agreements, generally upon shipment of the requested reports. Contract revenue consists of revenue generated from National Institutes of Health (“NIH”) grants and commercial assay development, and other non-product revenue. NIH grant revenue is recorded on a reimbursement basis as grant costs are incurred. The costs associated with contract revenue are included in research and development expenses. Deferred revenue relates to cash received in advance of meeting the revenue recognition criteria described above.

Accounts Receivable

      The process for estimating the ultimate collection of receivables involves significant assumptions and judgments. Billings for services under third-party payor programs are recorded as revenue net of allowances for differences between amounts billed and the estimated receipts under such programs. Adjustments to the estimated receipts, based on final settlement with the third-party payors, are recorded upon settlement as an adjustment to net revenue.

      In addition, we review and estimate the collectibility of our receivables based on the period of time they have been outstanding. Historical collection and payor reimbursement experience is an integral part of the estimation process related to reserves for doubtful accounts. In addition, we assess the current state of our billing functions in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on our reserve estimates, which involves judgment. We believe that the collectibility of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we have implemented procedures to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. Revisions in reserve for doubtful accounts estimates are recorded as an adjustment to bad debt expense within general and administrative expenses. We believe that our collection and reserves processes, along with our close monitoring of our billing processes, helps to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in collection and reimbursement experience and billing operations.

Deferred Tax Assets

      We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Due to our lack of earnings history, the net deferred tax assets at December 31, 2003 have been fully offset by a valuation allowance.

Deemed Dividends

      We estimate a beneficial conversion feature for our convertible preferred stock in accordance with Emerging Issues Task Force Consensus No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features” and No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” based on the difference between the estimated conversion price and common stock fair market value at the date of issuance. We use the Black-Scholes option valuation model to estimate the conversion price at the date of issuance, which considers a number of factors requiring judgment including the weighted-average expected life of stock options from grant date and the volatility factor of the expected market price of the Company’s common stock. We record the beneficial conversion feature as a deemed dividend on the Statement of Operations, resulting in an increase to the loss applicable to common stockholders in the calculation of basic and diluted loss per common share.

Stock Based Compensation

      We have elected to continue to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock-Based Compensation” (“APB 25”) to account for employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. Deferred compensation, if recorded, is amortized using the graded vesting method. Statement of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”) requires the disclosure of pro forma information regarding net loss and net loss per share as if we had accounted for stock options under the fair value method. See “Summary of Significant Accounting Policies” note to the financial statements for further discussion.

      We account for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued and expensed over their vesting periods. We estimate the fair value of these stock options and stock purchase rights at the date of grant using the Black-Scholes option valuation model, which considers a number of factors requiring judgment.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Years Ended December 31, 2002 and 2001.

	2003	2002	2001

	(In thousands)
Patient testing	$22,834	$17,845	$12,041
Pharmaceutical company testing	9,077	6,685	5,774

Product revenue	31,911	24,530	17,815
Contract revenue	1,468	731	458

Total revenue	$33,379	$25,261	$18,273

      Revenue. Revenue was $33.4 million, $25.3 million and $18.3 million in 2003, 2002 and 2001, respectively. The increase of $8.1 million in 2003 as compared to 2002 and $7.0 million in 2002 as compared to 2001 was primarily attributable to growth in the HIV resistance testing market and increased demand for our PhenoSense HIV, PhenoSense GT and GeneSeq HIV products for patient and pharmaceutical testing. In addition, contract revenue, which primarily consists of revenue from NIH research grants and commercial assay development contributed to increases year over year due to new projects being approved and initiated. In 2003, we were awarded four Small Business Innovation Research (“SBIR”) grants from the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the U.S. National Institutes of Health, totaling more than $4 million over three years. These grants will help support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics. In 2001, we were awarded NIH research grants to develop new technologies to measure HIV resistance to entry inhibitors and viral replication capacity.

      We believe increased demand for existing products and new product launches will be the primary factors contributing to a projected increase in the level of sales in 2004 as compared to 2003. The Company anticipates quarterly differences in the revenue growth rate relating to the timing of various clinical studies and seasonal effects observed in patient testing, which in keeping with the historical trend we expect to be most noticeable in the first quarter.

      Cost of product revenue. Cost of product revenue was $16.7 million, $14.6 million and $11.8 million in 2003, 2002 and 2001, respectively. The increase of $2.1 million in 2003 as compared to 2002 and $2.7 million in 2002 as compared to 2001 was due to the higher volume of testing. Included in these costs are materials, supplies, labor and overhead related to product revenue. Gross margins increased to 48% in 2003 from 41% in 2002 and 34% in 2001. The increase was primarily due to improved operational efficiency and economies of scale and implementation of the 2002 business restructuring plan as discussed below. We anticipate that gross margin on our product revenue will continue to improve as revenue increases and further operational efficiencies and economies of scale are achieved.

      Research and development. Research and development costs were $4.7 million, $10.4 million and $11.7 million in 2003, 2002 and 2001, respectively. The decrease of $5.7 million in 2003 as compared to 2002 and $1.3 million in 2002 as compared to 2001 was primarily the result of reallocating certain research and development personnel and resources to revenue generating activities, and implementation of the 2002 business restructuring plan as discussed below. Total research and development expenses included costs associated with contract revenue as follows:

	Year Ended
	December 31,

	2003	2002

	(In thousands)
NIH Grants:
HIV assays	$509	$731
HIV Database	102	—
HCV assay	107	—
Commercial assay development and other projects	442	—

Total	$1,160	$731

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

      The following summarizes our products and products in development:

Estimated
Completion

PhenoSense HIV, a phenotypic HIV test
Pharmaceutical and patient testing	Completed
GeneSeq HIV, a genotypic HIV test
Pharmaceutical and patient testing	Completed
PhenoSense GT, a combination phenotype/genotype HIV test
Pharmaceutical and patient testing	Completed
Replication Capacity HIV, a measurement of fitness(1)
Pharmaceutical and patient testing	Completed
PhenoScreen, a high-throughput screening assay
Pharmaceutical testing	Completed
PhenoSense HIV Antibody Neutralization for Vaccine Development
Pharmaceutical testing	Completed
PhenoSense HIV Entry and GeneSeq HIV Entry, entry inhibitor assays(2)
Pharmaceutical testing	Completed
Patient testing(6)	2004

Estimated
Completion

PhenoSense HIV Co-Receptor Tropism, an entry assay
Pharmaceutical testing	Completed
Patient testing(4)	2004
PhenoSense and GeneSeq HIV Integrase assays
Pharmaceutical testing	2004
Patient testing(3)	2006
GeneSeq HCV, a genotypic hepatitis C test
Pharmaceutical testing	Completed
Patient testing(3)	2005
PhenoSense HCV, a phenotypic hepatitis C test
Pharmaceutical testing	2005
Patient testing(3)	2006
GeneSeq HBV, a genotypic hepatitis B test
Pharmaceutical testing	Completed
Patient testing	(5)
PhenoSense HBV, a phenotypic hepatitis B test
Pharmaceutical testing	(5)
Patient testing	(5)

(1)	Currently offered free of charge on phenotypic reports, in the future may be offered as a stand-alone product.

(2)	This test may be incorporated into one of our existing products or possibly offered as a stand-alone product.

(3)	This test is expected to be offered after more pharmaceutical drugs are available for patient use and based on demand for the product.

(4)	This test is expected to be validated in 2004 for use in clinical trials, and subsequently offered to patients based on demand for the product.

(5)	The timing of estimated completion is under evaluation and is dependant on securing NIH grants and/or other research and development funding as well as demand for the product.

(6)	The phenotypic test for the FDA approved fusion inhibitor drug, Fuzeon, is expected to be validated in 2004 and available for patient use dependent on demand for the product.

      General and administrative. General and administrative expenses were $9.3 million, $10.6 million and $11.4 million in 2003, 2002 and 2001, respectively. The decrease of $1.3 million in 2003 as compared to 2002 and $0.8 million in 2002 as compared to 2001 was primarily due to the implementation of the 2002 business restructuring plan as discussed below and a reduction in non-cash compensation expenses related to granting stock and options prior to our initial public offering, and was partially offset by an increase in professional services fees and costs associated with facilities marketed for sublease. We expect general and administrative expenses in 2004 to increase from 2003 levels but at a substantially lower growth rate than the projected revenue growth rate primarily due to continued leveraging of existing infrastructure.

      Stock Based Compensation. Deferred compensation for options granted to employees is the difference between the exercise price and the deemed fair value for financial reporting purposes of our common stock on the date certain options were granted and is a component of stockholders’ equity. In 2003, 2002 and 2001, all options were granted at fair value and no deferred compensation was recorded. Stock based compensation, recorded in connection with the grant of stock options to employees prior to our initial public offering, was amortized over the vesting period for the individual options. We recorded related amortization of $0.2 million, $0.7 million and $1.5 million in 2003, 2002 and 2001, respectively.

      We determined compensation for options granted to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18 as the fair value of the equity instruments issued. We record compensation for options granted to non-employees as the related services are rendered, and the value of the compensation may be periodically remeasured and the expense adjusted accordingly as the underlying options vest. We recorded $0.3 million, $0.2 million and $0.2 million of stock based compensation for non-employees in 2003, 2002 and 2001, respectively. At December 31, 2003, the aggregate value of the unvested options subject to remeasurement was $0.1 million, calculated based on the deemed fair value of our common stock. The related amortization will be recorded over the remaining service, which is generally one to four years.

      Sales and marketing. Sales and marketing expenses were $8.3 million, $11.7 million and $10.3 million in 2003, 2002 and 2001, respectively. The decrease of $3.4 million in 2003 as compared to 2002 was primarily due to continued effective utilization of our sales and marketing capabilities and implementation of the 2002 business restructuring plan as discussed below. The increase of $1.4 million in 2002 as compared to 2001 was primarily attributable to increased sales and marketing programs related to the commercialization of our existing and new products, including PhenoSense GT. We expect sales and marketing expenses in 2004 to increase from 2003 levels but at a lower growth rate than the projected revenue growth rate primarily due to continued effective utilization of our sales and marketing capabilities.

      Interest income. Interest income was $0.1 million, $0.3 million and $1.1 million in 2003, 2002 and 2001, respectively. The decrease of $0.2 million in 2003 as compared to 2002 and $0.8 million in 2002 as compared to 2001 was primarily due to lower average cash balances and lower interest rates.

      Interest expense. Interest expense was $0.1 million, $0.4 million and $0.5 million in 2003, 2002 and 2001, respectively. The decrease of $0.3 million in 2003 as compared to 2002 and $43,000 in 2002 as compared to 2001 was primarily due to the payoff of several equipment loans which expired.

      Other income. Other income was $0.2 million, $0.3 million and $0.1 million in 2003, 2002 and 2001, respectively, which represents residual income from one of our subleases. For further discussion, see Liquidity and Capital Resources below.

      Deemed dividend. In 2001, we sold 1,625 shares of Series A Preferred Stock with warrants to purchase an aggregate of 3.2 million shares of common stock, for an aggregate purchase price of $16.25 million. We determined that the issuance of the Series A Preferred Stock resulted in a beneficial conversion feature with a value of $2.3 million that was recorded in 2001.

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

      On February 4, 2003, our stockholders approved the conversion of certain convertible secured promissory notes (“Notes”) issued to prior Series B preferred stockholders into Series C Preferred Stock and the issuance of warrants to purchase shares of our common stock in exchange for warrants originally issued in connection with Series B Preferred Stock. The warrant exchange resulted in a beneficial conversion feature of $2.2 million that was recorded at the time of the exchange in the first quarter of 2003.

      The beneficial conversion features were calculated in accordance with Emerging Issues Task Force Consensus No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features” and Emerging Issues Task Force Consensus No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” The beneficial conversion features were reflected as deemed dividends in the Statement of Operations of $2.2 million, $10.6 million and $2.3 million in 2003, 2002 and 2001, respectively, and are included in stockholders’ equity as offsetting charges and credits to additional paid-in capital.

      Preferred stock dividend. We recorded a preferred stock dividend of $1.6 million, $1.0 million and $0.3 million in 2003, 2002 and 2001, respectively. The Series A Preferred Stock issued in 2001 bore an initial 6% annual dividend rate, payable twice a year in shares of common stock, which increased to an 8% annual rate on the fourth such payment, and then increases by 2 percentage points every six months thereafter up to a maximum annual rate of 14%. The Series B Preferred Stock issued in 2002 received cash dividends based on a 6% annual dividend rate until November 2002 when the Series B Preferred Stock was exchanged for secured convertible promissory notes and converted to Series C Preferred Stock. The Series C Preferred Stock bore an initial 8% annual dividend rate, payable quarterly, which increases to a 9% annual dividend rate on June 30, 2004, then increases by one percentage point every quarter thereafter up to a maximum annual rate of 14%. The Series C Preferred Stock dividend was paid in cash in 2002 and was paid in shares of common stock in 2003. In December 2003, we elected to convert all Series C Convertible Preferred Stock then outstanding into common stock.

      Business restructuring. In the fourth quarter of 2002, we implemented a business restructuring plan to reallocate certain personnel and resources to revenue maximizing activities and reduce cash consumption. The plan included a reduction in force of approximately 17% or 35 employees: 8 employees in laboratory operations; 6 employees in research and development; 8 employees in sales and marketing; and 13 employees in administration. In the fourth quarter of 2002, we recorded a charge for salaries, severance and other personnel related costs to the respective departments totaling $286,000: cost of product revenue of $61,000; research and development expense of $54,000; general and administrative expense of $96,000 and sales and marketing expense of $75,000. All amounts related to this restructuring were paid in 2002.

LIQUIDITY AND CAPITAL RESOURCES

      We expect our available cash and cash equivalents, short-term investments and short-term restricted cash of $9.9 million at December 31, 2003, funds provided by the sale of our products, contract revenue, and borrowing under equipment financing arrangements will be adequate to fund our operations through at least December 2004, assuming revenue reaches projected levels and cost containment measures continue to be effective. In addition, we plan to continue to evaluate various strategic opportunities, including among others, research and development collaborations, international alliances and marketing partnerships.

      We have funded our operations since inception primarily through public and private sales of common and preferred stock, equipment financing arrangements, product revenue and contract revenue. In particular, we have completed three private financings since our initial public offering in May 2000. Although we expect our operating and capital resources will be sufficient to meet future requirements through at least December 2004, we may have to raise additional funds to continue the development and commercialization of future technologies and our business operations in general. These funds may not be available on favorable terms, or at all. If adequate funds are not available on commercially reasonable terms, we may be required to curtail operations significantly or sell significant assets and may not be able to continue as a going concern. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.

      Net cash used in operating activities was $3.6 million, $19.3 million and $24.1 million in 2003, 2002 and 2001, respectively. Cash used in operating activities decreased primarily due to a reduction of operating losses as discussed above. Cash flows from operating activities can vary significantly due to various factors including changes in accounts receivable and deferred revenue related to new arrangements with customers. The average collection period of our accounts receivable as measured in days sales outstanding (DSO) can vary and is dependent on various factors, including the type of revenue (i.e. patient testing, pharmaceutical company testing or contract revenue) and the payment terms related to those revenues and whether the related revenue was recorded at the beginning or ending of a period.

      Net cash used in investing activities of $1.0 million in 2003 resulted primarily from capital expenditures of $0.5 million and costs associated with acquiring other assets of $0.4 million. Net cash provided by investing activities of $10.7 million in 2002 resulted primarily from the net proceeds from maturities and sales of short-term investments, a lease assignment of $3.8 million and a tenant improvement reimbursement of $1.3 million, partially offset by capital expenditures of $1.4 million. Net cash used in investing activities of $2.2 million in 2001 resulted primarily from capital expenditures of $7.8 million offset by the receipt of an advance from subtenant of $2.6 million and net proceeds from maturities and sales of short-term investments.

      Net cash provided by financing activities was $2.9 million, $17.8 million and $15.1 million in 2003, 2002 and 2001, respectively. The net cash provided by financing activities in 2003 resulted primarily from warrant exercises for proceeds of $4.3 million, partially offset by payments on loans and capital lease obligations. Net cash provided by financing activities in 2002 resulted primarily from our issuance of Series B and Series C Preferred Stock and an equity investment from Pfizer Ireland Pharmaceuticals for net proceeds of approximately $19.0 million. Net cash provided by financing activities in 2001 resulted primarily from our issuance of Series A Preferred Stock for net proceeds of approximately $14.7 million and equipment financing of approximately $1.3 million.

      At December 31, 2003, the Company leased two buildings totaling approximately 66,000 square feet in South San Francisco, California. The lease for the Company’s primary facility, which covers 41,000 square feet, expires in April 2010 and provides an option to extend the term for an additional ten years. The lease for the Company’s original facilities, which covers approximately 25,000 square feet, was scheduled to expire in November 2004. On March 22, 2004, Company and the lessor agreed to terminate this lease. The lease termination enabled the Company to decrease the present value of its remaining lease obligations for this facility by approximately 50%. Under the terms of this agreement, the Company will make cash payments to the lessor totaling $0.4 million as follows: $0.2 million in March 2004 and $0.2 million in April 2004. As a result, the Company will record a charge in the first quarter of 2004 of approximately $0.4 million primarily related to the termination payment and the write-off of the net carrying value of the related leasehold improvements.

      In addition, at December 31, 2003, the Company subleased approximately 14,000 square feet in South San Francisco, California. This sublease expires on December 31, 2004.

      In June 2002, we assigned a lease of excess laboratory and office space and transferred ownership through the sale of related leasehold improvements and equipment to a third party. We received net proceeds from the lease assignment of $3.8 million, resulting in a net gain of $0.3 million, which was recognized as other income over the initial sublease term. In the event of default by the assignee, we would be contractually obligated for payments under the lease of: $1.0 million in 2004; $1.4 million in 2005; $1.5 million in 2006; $1.5 million in 2007; $1.5 million in 2008; and $3.9 million from 2009 through 2011.

      In July 2001, we sublet approximately 12,000 square feet of one of our existing facilities to a third party for a term of 18 months, which ended in January 2003. The rental income generated from this sublease was $0.1 million, $0.6 million and $0.3 million in 2003, 2002 and 2001, respectively, and is recorded as a partial offset to rental expense.

      At December 31, 2003, our contractual obligations for the next five years and thereafter are as follows:

	Payments Due By Period

	Less Than
	1 Year	2-3 Years	4-5 Years	Thereafter	Total

	(In thousands)
Operating leases	$1,860	$1,936	$2,051	1,419	$7,266
Capital leases	427	71	24	—	522
Equipment loans	135	—	—	—	135
Materials and service contracts	257	—	—	—	257

Total	$2,679	$2,007	$2,075	$1,419	$8,180

      In addition, the Company is obligated to pay dividends to the Series A preferred stockholders. See “Capital Stock” note to the financial statements for further discussion.

      The contractual obligations discussed above are fixed costs. If we are unable to generate sufficient cash from operations to meet these contractual obligations, we may have to raise additional funds. These funds may not be available on favorable terms or at all.

      Income taxes. We have incurred net operating losses since inception. At December 31, 2003, we had federal and state net operating loss carryforwards of approximately $96.9 million and $39.5 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates between the years 2010 and 2023, if not utilized. The state of California net operating losses will expire at various dates between the years 2005 and 2014, if not utilized. Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 were effective for instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s results of operations or financial position.

      In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate and result in an unrealized loss on the instrument equal to the difference between the fair value and our carrying value of the instrument. To minimize this risk in the future, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. Due to the short-term nature of our investments, which have an effective maturity of approximately 180 days as of December 31, 2003, we believe we do not have a material exposure to interest rate risk arising from our investments. Therefore we have not included quantitative tabular disclosure in this Form 10-K.

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

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

ViroLogic, Inc.

      We have audited the accompanying balance sheets of ViroLogic, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ViroLogic, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 6, 2004, except for Notes 7 and 11,
as to which the date is March 22, 2004

VIROLOGIC, INC.

BALANCE SHEETS

(In thousands, except share data)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$8,893	$10,559
Short-term investments	537	586
Accounts receivable, net of allowance for doubtful accounts of $643 and $989 in 2003 and 2002, respectively	6,165	4,924
Prepaid expenses	700	811
Inventory	1,378	958
Restricted cash	426	257
Other current assets	267	125

Total current assets	18,366	18,220
Property and equipment, net	8,445	10,961
Restricted cash	350	450
Other assets	1,217	855

Total assets	$28,378	$30,486

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,556	$831
Accrued compensation	862	863
Accrued liabilities	2,108	2,456
Deferred revenue	268	674
Convertible promissory notes	—	12,046
Current portion of capital lease obligations	401	1,173
Current portion of loans payable	133	416

Total current liabilities	5,328	18,459
Long-term portion of capital lease obligations	87	419
Other long-term liabilities	382	345
Redeemable convertible preferred stock, $0.001 par value, 274 and 606 shares authorized, designated by series, 274 and 589 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively; aggregate liquidation preference of $2,838 at December 31, 2003	1,994	4,249
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 4,999,726 and 4,999,394 shares authorized, designated by series, none and 706 issued and outstanding at December 31, 2003 and 2002, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 52,608,382 and 28,263,255 shares issued and outstanding at December 31, 2003 and 2002, respectively	53	28
Additional paid-in capital	126,805	107,925
Accumulated other comprehensive income	1	7
Deferred compensation	—	(182)
Accumulated deficit	(106,272)	(100,764)

Total stockholders’ equity	20,587	7,014

Total liabilities and stockholders’ equity	$28,378	$30,486

See accompanying notes.

VIROLOGIC, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,

	2003	2002	2001

Revenue:
Product revenue	$31,911	$24,530	$17,815
Contract revenue	1,468	731	458

Total revenue	33,379	25,261	18,273
Operating costs and expenses:
Cost of product revenue	16,713	14,589	11,845
Research and development	4,733	10,406	11,693
General and administrative	9,256	10,550	11,376
Sales and marketing	8,306	11,716	10,336

Total operating costs and expenses	39,008	47,261	45,250

Operating loss	(5,629)	(22,000)	(26,977)
Interest income	106	307	1,143
Interest expense	(141)	(423)	(466)
Other income	156	347	106

Net loss	(5,508)	(21,769)	(26,194)
Deemed dividend to preferred stockholders	(2,155)	(10,551)	(2,269)
Preferred stock dividend	(1,610)	(977)	(334)

Loss applicable to common stockholders	$(9,273)	$(33,297)	$(28,797)

Basic and diluted loss per common share	$(0.27)	$(1.38)	$(1.43)

Weighted average shares used in computing basic and diluted loss per common share	34,445	24,157	20,072

See accompanying notes.

VIROLOGIC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Common			Notes	Accumulated
	Preferred Stock		Stock		Additional	Receivable	Other			Total
					Paid-in	from Officers	Comprehensive	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	& Employees	Income	Compensation	Deficit	Equity

Balance as of December 31, 2000	—	$—	19,870	$20	$88,772	$(31)	$178	$(2,495)	$(52,801)	$33,643
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(26,194)	(26,194)
Net unrealized loss on securities available-for-sale	—	—	—	—	—	—	(84)	—	—	(84)

Comprehensive loss										(26,278)
Issuance of warrants under Series A Preferred Stock, net of issuance costs	—	—	—	—	2,775	—	—	—	—	2,775
Conversion of Series A Preferred Stock to common stock	—	—	402	1	744	—	—	—	—	745
Exercise of warrants	—	—	10	—	—	—	—	—	—	—
Forgiveness of note receivable	—	—	—	—	—	31	—	—	—	31
Reversal of deferred compensation for terminated employees	—	—	—	—	(121)	—	—	121	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,499	—	1,499
Issuance of common stock under 401K plan	—	—	79	—	228	—	—	—	—	228
Exercise of employee and nonemployee stock options	—	—	33	—	78	—	—	—	—	78
Stock-based compensation related to consultant options	—	—	—	—	384	—	—	—	—	384
Issuance of common stock under employee stock purchase plan	—	—	256	—	700	—	—	—	—	700
Preferred stock dividends	—	—	—	—	(334)	—	—	—	—	(334)
Deemed dividend to preferred stockholders	—	—	—	—	2,269	—	—	—	—	2,269
	—	—	—	—	(2,269)	—	—	—	—	(2,269)

Balance as of December 31, 2001	—	—	20,650	21	93,226	—	94	(875)	(78,995)	13,471
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(21,769)	(21,769)
Net unrealized loss on securities available-for-sale	—	—	—	—	—	—	(87)	—	—	(87)

Comprehensive loss										(21,856)
Issuance of Series C Preferred Stock, net of issuance costs	1	—	—	—	6,224	—	—	—	—	6,224
Issuance of warrants in connection with Series B Preferred Stock, net of issuance costs	—	—	—	—	2,596	—	—	—	—	2,596
Conversion of Series A and B Preferred Stock to common stock	—	—	4,289	4	6,817	—	—	—	—	6,821
Exchange of Series B Preferred Stock for convertible promissory notes	—	—	—	—	(4,556)	—	—	—	—	(4,556)
Reversal of deferred compensation for terminated employees	—	—	—	—	(31)	—	—	31	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	662	—	662
Issuance of common stock to Pfizer Inc, net of issuance costs	—	—	2,609	3	2,924	—	—	—	—	2,927
Issuance of common stock under 401K plan	—	—	179	—	239	—	—	—	—	239
Exercise of employee and nonemployee stock options	—	—	7	—	5	—	—	—	—	5
Stock-based compensation related to consultant options	—	—	—	—	292	—	—	—	—	292
Issuance of common stock under employee stock purchase plan	—	—	220	—	433	—	—	—	—	433
Preferred stock dividends	—	—	309	—	(244)	—	—	—	—	(244)
Deemed dividend to preferred stockholders	—	—	—	—	10,551	—	—	—	—	10,551
	—	—	—	—	(10,551)	—	—	—	—	(10,551)

Balance as of December 31, 2002	1	—	28,263	28	107,925	—	7	(182)	(100,764)	7,014
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(5,508)	(5,508)
Net unrealized loss on securities available-for-sale	—	—	—	—	—	—	(6)	—	—	(6)

Comprehensive loss										(5,514)
Exercise of warrants	—	—	4,188	5	4,344	—	—	—	—	4,349
Exchange of Series C convertible promissory notes for Series C Preferred Stock	1	—	—	—	12,046	—	—	—	—	12,046
Costs relating to issuance of Series C Preferred Stock	—	—	—	—	(423)	—	—	—	—	(423)
Conversion of Series A and C Preferred Stock to common stock	(2)	—	18,793	19	2,236	—	—	—	—	2,255
Reversal of deferred compensation for terminated employees	—	—	—	—	(10)	—	—	10	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	172	—	172
Issuance of common stock under 401K plan	—	—	54	—	202	—	—	—	—	202
Issuance of common stock under employee stock purchase plan	—	—	247	—	252	—	—	—	—	252
Exercise of employee and nonemployee stock options	—	—	40	—	7	—	—	—	—	7
Stock-based compensation related to consultant options	—	—	—	—	205	—	—	—	—	205
Preferred stock dividends	—	—	1,023	1	21	—	—	—	—	22
Deemed dividend to preferred stockholders	—	—	—	—	2,155	—	—	—	—	2,155
	—	—	—	—	(2,155)	—	—	—	—	(2,155)

Balance as of December 31, 2003	—	$—	52,608	$53	$126,805	$—	$1	$—	$(106,272)	$20,587

See accompanying notes.

VIROLOGIC, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2003	2002	2001

OPERATING ACTIVITIES
Net loss	$(5,508)	$(21,769)	$(26,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,329	3,811	3,276
Non-cash stock-based compensation	377	955	1,914
Provision for doubtful accounts	101	593	606
Amortization of subtenant advance	—	(327)	(325)
Amortization of deferred gain on lease assignment	(156)	(121)	—
Changes in assets and liabilities:
Accounts receivable	(1,342)	(955)	(2,764)
Prepaid expenses	111	653	(801)
Inventory	(420)	(2)	(507)
Other current assets	(142)	171	104
Accounts payable	725	(1,473)	439
Accrued compensation	(1)	(1,173)	731
Accrued liabilities	(171)	(191)	(981)
Deferred revenue	(450)	360	198
Long-term deferred rent	(45)	146	167

Net cash used in operating activities	(3,592)	(19,322)	(24,137)

INVESTING ACTIVITIES
Purchases of short-term investments	(4,570)	(13,415)	(7,324)
Maturities and sales of short-term investments	4,613	20,305	10,848
Restricted cash	(69)	350	1,029
Capital expenditures	(544)	(1,437)	(7,777)
Advance from subtenant	—	—	2,600
Lease assignment	—	3,793	—
Reimbursable tenant improvements	—	1,286	(1,286)
Other assets	(440)	(187)	(270)

Net cash provided by (used in) investing activities	(1,010)	10,695	(2,180)

FINANCING ACTIVITIES
Proceeds from loans payable	238	295	—
Principal payments on loans payable	(521)	(1,166)	(1,345)
Proceeds in connection with sale leaseback transactions	—	—	1,303
Principal payments on capital lease obligations	(1,169)	(958)	(619)
Dividends paid on preferred stock	—	(367)	—
Proceeds from issuance of common stock, net of common stock repurchases	4,811	3,603	1,006
Net proceeds from (costs relating to) issuance of preferred stock	(423)	16,380	14,748

Net cash provided by financing activities	2,936	17,787	15,093

Net increase (decrease) in cash and cash equivalents	(1,666)	9,160	(11,224)
Cash and cash equivalents at beginning of year	10,559	1,399	12,623

Cash and cash equivalents at end of year	$8,893	$10,559	$1,399

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$141	$423	$466

SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Warrants issued to preferred stockholders	$2,776	$5,151	$2,775

Preferred stock converted to convertible promissory notes	$—	$12,046	$—

Convertible promissory notes converted to preferred stock	$12,046	$—	$—

Deemed dividend to preferred stockholders	$2,155	$10,551	$2,269

Preferred stock converted into common shares	$2,255	$6,821	$745

Assets acquired under capital leases	$65	$455	$291

Accrued financing costs	$—	$316	$—

Stock dividend to preferred stockholders	$1,585	$123	$334

Accrued capital expenditures	$—	$—	$355

See accompanying notes.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

      ViroLogic, Inc. (“ViroLogic” or the “Company”) is a biotechnology company developing, marketing and selling innovative products to guide and improve treatment of viral diseases. The Company incorporated in the state of Delaware on November 14, 1995 and commenced commercial operations in 1999. The Company developed a practical way of directly measuring the impact of genetic mutations on drug resistance and using this information to guide therapy. The Company has proprietary technology, called PhenoSense, for testing drug resistance in viruses that cause serious viral diseases such as HIV/ AIDS and hepatitis. The Company’s products are used by physicians in selecting optimal treatments for their HIV patients and by industry, academia and government for clinical studies, drug screening and characterization, and basic research.

Management’s Plans

      The Company expects available cash and cash equivalents, short-term investments and short-term restricted cash of $9.9 million at December 31, 2003, funds provided by the sale of products, contract revenue and borrowing under equipment financing arrangements will be adequate to fund operations through at least December 2004, assuming revenue reaches projected levels and cost containment measures continue to be effective. In addition, management plans to continue to evaluate various strategic opportunities, including among others, research and development collaborations, international alliances and marketing partnerships.

      The Company has funded operations since inception primarily through public and private sales of common and preferred stock, equipment financing arrangements, product revenue and contract revenue. In particular, the Company completed three private financings since its initial public offering in May 2000. Although management expects operating and capital resources will be sufficient to meet future requirements through at least December 2004, the Company may have to raise additional funds to continue the development and commercialization of future technologies and business operations in general. These funds may not be available on favorable terms, or at all. If adequate funds are not available on commercially reasonable terms, the Company may be required to curtail operations significantly or sell significant assets and may not be able to continue as a going concern. In addition, management may choose to raise additional capital due to market conditions or strategic considerations even if management believes that the Company has sufficient funds for current or future operating plans.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

      The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, other accrued expenses and short-term obligations approximates fair value based on the highly liquid, short-term nature of these instruments.

Cash Equivalents

      ViroLogic considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Management determines the appropriate classification of its cash

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

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

      ViroLogic invests its excess cash in United States government and agency securities, debt instruments of financial institutions and corporations, and money market funds with strong credit ratings. ViroLogic has established guidelines regarding diversification of its investments and their maturities, which should maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates while maintaining adequate safety and liquidity.

Inventory

      Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. If inventory costs exceed expected market value due to obsolescence or lack of demand, reserves are recorded for the difference between the cost and the market value. These reserves are based on estimates. Inventory consists of the following:

	December 31,

	2003	2002

	(In thousands)
Raw materials	$832	$712
Work in process	546	246

Total	$1,378	$958

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

Intangible Assets

      Intangible assets with definite lives are amortized over their estimated useful lives. Included in intangible assets are costs of patents and patent applications related to products and products in development, which are capitalized and amortized on a straight-line basis over their estimated useful lives of approximately 15 years. Other intangible assets are generally amortized on a straight-line basis over their estimated useful lives.

Impairment of Long-Lived Assets

      The Company reviews long-lived assets, including property, equipment and intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is determined using discounted cash flows.

Revenue Recognition

      Product revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payor programs, such as Medicare and Medicaid. Billings for services under third-party payor programs are included in revenue net of allowances for differences between the amounts billed and estimated receipts under such programs. The Company estimates these allowances based on historical payment information and current sales data. If the government and other third-party payors significantly change their reimbursement policies, an adjustment to the allowance may be necessary. Revenue generated from the Company’s database of resistance test results is recognized when earned under the terms of the related agreements, generally upon shipment of the requested reports. Contract revenue consists of revenue generated from National Institutes of Health (“NIH”) grants and commercial assay development, and other non-product revenue. NIH grant revenue is recorded on a reimbursement basis as grant costs are incurred. The costs associated with contract revenue are included in research and development expenses. Deferred revenue relates to cash received in advance of meeting the revenue recognition criteria described above.

Accounts Receivable

      The process for estimating the ultimate collection of receivables involves significant assumptions and judgments. Billings for services under third-party payor programs are recorded as revenue net of allowances for differences between amounts billed and the estimated receipts under such programs. Adjustments to the estimated receipts, based on final settlement with the third-party payors, are recorded upon settlement as an adjustment to net revenue. In addition, the Company reviews and estimates the collectibility of receivables based on the period of time they have been outstanding. Historical collection and payor reimbursement experience is an integral part of the estimation process related to the allowance for doubtful accounts. Revisions to the allowance for doubtful accounts estimate are included in general and administrative expenses.

Research and Development

      The Company expenses research and development costs as incurred. Research and development expenses consist primarily of salaries and related personnel costs, materials, supply costs for prototypes, and include costs associated with contract revenue. In addition, research and development expenses include costs related to clinical trials and validation of the Company’s testing processes and procedures and related overhead expenses.

Royalty Expense

      The Company pays royalties under licensing agreements. These royalties are directly related to revenue and are expensed to cost of product revenue at the time revenue is recognized. For further discussion, see “Equipment Financing and Commitments” note below.

Advertising Expenses

      The Company expenses the costs of advertising, which include promotional expenses, as incurred. Advertising expenses were $2.2 million, $4.2 million and $4.5 million and for the years ended December 31, 2003, 2002 and 2001, respectively, and were recorded as sales and marketing expenses.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

Deemed Dividends

      The Company estimates a beneficial conversion feature for its convertible preferred stock in accordance with Emerging Issues Task Force Consensus No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features” and No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” based on the difference between the estimated conversion price and underlying common stock fair market value at the date of issuance. The Company records the beneficial conversion feature as a deemed dividend on the Statement of Operations, resulting in an increase to the loss applicable to common stockholders in the calculation of basic and diluted loss per common share.

Loss Per Share

      Basic loss per share is calculated based on the weighted-average number of common shares outstanding during the periods presented, less the weighted-average shares outstanding which are subject to the Company’s right of repurchase. Diluted earnings per common share would give effect to the dilutive impact of potential common shares which consists of convertible preferred stock (using the as-if converted method), and stock options and warrants (using the treasury stock method). Potentially dilutive securities have been excluded from the diluted loss per common share computations in all years presented as such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss.

      A reconciliation of shares used in the calculations is as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Loss applicable to common stockholders	$(9,273)	$(33,297)	$(28,797)

Weighted-average shares of common stock outstanding	34,445	24,157	20,078
Less: weighted-average shares subject to repurchase	—	—	(6)

Weighted-average shares used in basic and diluted loss per common share	34,445	24,157	20,072

Basic and diluted loss per common share	$(0.27)	$(1.38)	$(1.43)

      The following outstanding options and warrants, prior to the application of the treasury stock method, and convertible preferred stock, on an as-converted basis, were excluded from the computation of diluted loss per common share as these potentially dilutive securities had an anti-dilutive effect:

	December 31,

	2003	2002	2001

	(In thousands)
Series A redeemable convertible preferred stock (as-if converted basis)	2,468	5,306	5,973
Series C convertible preferred stock (as-if converted basis)	—	5,835	—
Stock options	4,664	3,965	3,079
Warrants to purchase common stock	13,572	16,056	3,575

      In addition to the securities listed above, at December 31, 2002 the Company had convertible promissory notes (“Notes”) outstanding with an aggregate principal amount of $12.05 million. On February 4, 2003, the Company’s stockholders ratified and approved the conversion of the Notes into an aggregate of 1,204.6 shares of Series C Convertible Preferred Stock, which on an as-if converted basis, is equivalent to 10.0 million shares

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

of common stock. The Notes also included warrants which are included in the table above. See the “Convertible Promissory Notes” note below for further discussion.

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

      The information regarding net loss applicable to common stockholders and net loss per share prepared in accordance with SFAS 123 has been determined as if the Company had accounted for its employee stock option and employee stock purchase plans using the fair value method prescribed by SFAS 123. The resulting effect on loss applicable to common stockholders and loss per share pursuant to SFAS 123 as amended by SFAS 148 is not likely to be representative of the effects in future years, due to subsequent years including additional grants and years of vesting.

      At December 31, 2003, the Company had two stock-based employee compensation plans: the 2000 Equity Incentive Plan and the 2000 Employee Stock Purchase Plan. The Company estimates the fair value of these stock options and stock purchase rights at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions in 2003, 2002 and 2001: risk-free interest rate of 3.3%, 2.9% and 4.0% in 2003, 2002 and 2001, respectively; a weighted-average expected life of stock options from grant date of four years; a weighted-average expected stock purchase right of six months; volatility factor of the expected market price of ViroLogic’s common stock of 100% for each of 2003 and 2002, and 65% for 2001; and a dividend yield of zero. The weighted-average fair value of stock options granted in 2003, 2002 and 2001 was $1.39, $1.83 and $2.89, respectively.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

      For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of the stock options and stock purchase rights are amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Loss applicable to common stockholders —
as reported	$(9,273)	$(33,297)	$(28,797)
Add back:
Amortization of deferred compensation	172	662	1,499
Deduct:
Stock-based compensation expense for employee awards determined under SFAS 123	(2,257)	(4,151)	(4,582)

Pro forma loss applicable to common stockholders	$(11,358)	$(36,786)	$(31,880)

Loss per common share:
Loss applicable to common stockholders —
as reported	$(0.27)	$(1.38)	$(1.43)

Loss applicable to common stockholders —
pro forma	$(0.33)	$(1.52)	$(1.59)

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

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Net loss	$(5,508)	$(21,769)	$(26,194)
Changes in unrealized gain (loss) on securities available-for-sale, net of tax	(6)	(87)	(84)

Comprehensive loss	$(5,514)	$(21,856)	$(26,278)

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

Significant Concentrations

      Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash equivalents and marketable securities. For further discussion, see “Short-Term Investments” note below.

      In 2003, there were no customers representing over 10% of total revenue. In 2002, one customer represented 10% of total revenue. In 2001, two customers represented 15% and 14% of total revenue, respectively.

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

Recent Accounting Pronouncements

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 established standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 were effective for instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s results of operations or financial position.

      In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s results of operations or financial position.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

2.	SHORT-TERM INVESTMENTS

      The amortized cost, gross unrealized gains and losses, and estimated fair value for available-for-sale securities by major security type and class of security are as follows:

	December 31,

	2003			2002

		Gross			Gross
		Unrealized			Unrealized
	Amortized	Holding	Estimated	Amortized	Holding	Estimated
	Cost	Gain	Fair Value	Cost	Gain	Fair Value

	(In thousands)
Maturing between one and two years:
Corporate bonds and notes	$537	$—	$537	$579	$7	$586

3.	PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

	December 31,

	2003	2002

	(In thousands)
Machinery, equipment and furniture	$8,972	$5,867
Equipment under capital lease	1,943	4,502
Leasehold improvements	6,892	6,892
Capitalized software	4,242	4,193

	22,049	21,454
Less accumulated depreciation and amortization	(13,604)	(10,493)

Property and equipment, net	$8,445	$10,961

      Depreciation expense was $2.0 million, $2.6 million and $2.1 million in 2003, 2002 and 2001, respectively. Accumulated amortization related to leased assets was $3.8 million and $2.6 million at December 31, 2003 and 2002, respectively.

4.	INTANGIBLE ASSETS

      Intangible assets are summarized as follows:

	December 31,

	2003			2002

			Net of			Net of
		Accumulated	Accumulated		Accumulated	Accumulated
	Cost	Amortization	Amortization	Cost	Amortization	Amortization

	(In thousands)
Patents	$1,206	$(117)	$1,089	$695	$(38)	$657

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

5.	ACCRUED LIABILITIES

      Accrued liabilities consists of the following:

	December 31,

	2003	2002

	(In thousands)
Accrued royalty fee	$797	$648
Accrued professional fees	506	742
Property taxes payable	143	149
Accrued marketing and promotional expenses	103	55
Accrued interest payable	—	113
Other	559	749

Total accrued liabilities	$2,108	$2,456

6.	CONVERTIBLE PROMISSORY NOTES

      On November 14, 2002, the Company entered into an exchange agreement with all of the holders of Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) in order to secure their consent to the sale of Series C Convertible Preferred Stock (the “Financing”) and the resulting impact on the Series B Preferred Stock, and to increase the number of shares of common stock available for issuance upon conversion of the Series C Convertible Preferred Stock (“Series C Preferred Stock”) and the exercise of the warrants included in the Financing. Pursuant to the exchange agreement, on November 19, 2002, the Company repurchased all of the outstanding Series B Preferred Stock in exchange for convertible secured promissory notes (“Notes”). The aggregate principal amount of the Notes was $12.05 million. In addition, the Notes bore an interest rate of 8%, had a maturity date of March 19, 2003 and were secured by substantially all of the Company’s assets. On February 4, 2003, the Company’s stockholders’ ratified and approved the conversion of the Notes into Series C Preferred Stock and the issuance of warrants to purchase shares of the Company’s common stock. Promptly following this approval, (i) the principal amount of the Notes was automatically converted into an aggregate of 1,204.6 shares of Series C Preferred Stock, (ii) an amount equal to the accrued interest on the Notes from November 19, 2002 through December 31, 2002 was paid to the holders of the Notes in cash, (iii) all other accrued and unpaid interest was forgiven and, (iv) the warrants attached to such preferred stock were issued. See the “Capital Stock” note below for further details.

7.	EQUIPMENT FINANCING AND COMMITMENTS

      At December 31, 2003, the Company leased two buildings totaling approximately 66,000 square feet in South San Francisco, California. The lease for the Company’s primary facility, which covers 41,000 square feet, expires in April 2010 and provides an option to extend the term for an additional ten years. The lease for the Company’s original facilities, which covers approximately 25,000 square feet, was scheduled to expire in November 2004. On March 22, 2004, Company and the lessor agreed to terminate this lease. See “Subsequent Event” note below for further details.

      In addition, at December 31, 2003, the Company subleased approximately 14,000 square feet in South San Francisco, California. This sublease expires on December 31, 2004.

      In June 2002, the Company assigned a lease of excess laboratory and office space and transferred ownership through the sale of related leasehold improvements and equipment to a third party. The Company received net proceeds from the lease assignment of $3.8 million, resulting in a net gain of $0.3 million which was recognized as other income over the initial sublease term. In the event of default by the assignee, the

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

Company would be contractually obligated for payments under the lease of: $1.0 million in 2004; $1.4 million in 2005; $1.5 million in 2006; $1.5 million in 2007; $1.5 million in 2008; and $3.9 million from 2009 to 2011.

      In July 2001, the Company sublet approximately 12,000 square feet of one of its existing facilities to a third party for a term of 18 months, which ended in January 2003. The rental income generated from this sublease was $0.1 million, $0.6 million and $0.3 million in 2003, 2002 and 2001, respectively, and is recorded as a partial offset to rental expense.

      As of December 31, 2003 and 2002, the Company had capitalized leases, which bear interest at weighted-average fixed rates of approximately 10.7% and 11.6% for 2003 and 2002, respectively, and are due in monthly installments through June 2008. Some of these equipment financing agreements require a balloon payment at the end of their respective terms. The carrying amount of the equipment approximates the corresponding loan balance.

      As of December 31, 2003, future minimum payments, excluding the lease assignment guarantee described above, are as follows:

	Operating	Loans	Capital
	Leases	Payable	Leases

	(In thousands)
Year ending December 31:
2004	$1,860	$135	$427
2005	949	—	55
2006	987	—	16
2007	1,006	—	16
2008	1,045	—	8
Thereafter	1,419	—	—

Total minimum lease and principal payments	$7,266	135	522

Amount representing interest		(2)	(34)

Present value of future payments		133	488
Current portion of loans and leases		(133)	(401)

Noncurrent portion		$—	$87

      Rental expense, net of sublease rental income, was approximately $2.5 million, $1.7 million and $2.4 million in 2003, 2002 and 2001, respectively.

      As of December 31, 2003, the Company had purchase commitments for material and service contracts totaling approximately $0.3 million. In addition, the Company is obligated to pay dividends to the Series A preferred stockholders as discussed in the “Capital Stock” note below.

License Agreements

      The Company licenses polymerase chain reaction (“PCR”) technology from Roche Molecular Systems, Inc. (“Roche”) for performing a step in its PhenoSense and GeneSeq tests. This license is non-exclusive and lasts for the life of the patent term of the last to expire licensed Roche patent. Currently, the last Roche patent expires in 2005. If Roche develops or acquires additional patents covering technology related to the licensed technology, the Company has the option of licensing that additional technology under the terms of this agreement which may extend the term of the license. In exchange for the license, the Company has agreed to pay Roche a royalty based on the net service revenues the Company receives from its products. Roche has the right to terminate this license if the Company fails to pay royalties, make a semi-annual royalty

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

report or participate in proficiency testing. The Company believes it is currently in compliance with these requirements. The license allows the Company to use technology covered by the licensed Roche patents within a broad field that includes all of the Company’s currently planned products. If the Company was to expand its product line beyond the licensed field, however, the Company would need to negotiate an expansion of the license. In addition, the Company also licenses technology from other third parties. The Company recorded royalty expense of $1.1 million, $1.0 million and $0.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

8.	CAPITAL STOCK

Authorized Common Stock

      In 2003, ViroLogic’s stockholders approved an increase to the number of authorized shares of the Company’s common stock from 60,000,000 shares to 100,000,000 shares.

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

Preferred Stock

Series A Redeemable Convertible Preferred Stock

      In 2001, the Company issued and sold, in a private placement, an aggregate of 1,625 shares of the Company’s Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) and warrants to purchase an aggregate of 3.2 million shares of common stock, for an aggregate purchase price of $16.25 million.

      Of the 1,625 shares issued in the financing, 274 shares remain outstanding as of December 31, 2003, and the remainder was converted into an aggregate of approximately 7.4 million shares of the Company’s common stock. As a result of the Company’s sale of Series C Preferred Stock, which is described below, the conversion price of the Series A Preferred Stock and the exercise price of the warrants issued to the purchasers of the Series A Preferred Stock has each been reduced to $1.11. Accordingly, the 274 shares of Series A Preferred Stock outstanding are convertible into approximately 2.5 million shares of common stock, and the outstanding warrants are exercisable for approximately 4.0 million shares of common stock.

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

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

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

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

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

      Subject to certain conditions, the Company may redeem the Series A Preferred Stock at any time after June 29, 2003, for Series A Preferred Stock issued at the first closing and after September 27, 2003 for Series A Preferred Stock issued at the second closing. Due to the nature of the redemption features of the Series A Preferred Stock, such stock has been excluded from permanent equity in the Company’s financial statements.

      The Company initially recorded the Series A Preferred Stock at its fair value on the date of issuance. In accordance with EITF Topic D-98: Classification and Measurement of Redeemable Securities (“EITF Topic D-98”), the Company has elected not to adjust the carrying value of the Series A Preferred Stock to the redemption value of such shares, since it is uncertain whether or when the redemption events described above will occur. Subsequent adjustments to increase the carrying value to the redemption value will be made when it becomes probable that such redemption will occur. As of December 31, 2003, the redemption value of the Series A Preferred Stock was $3.3 million.

Series B Redeemable Convertible Preferred Stock

      In 2002, the Company issued and sold, in a private placement, an aggregate of 1,005 shares of Series B Preferred Stock and warrants to purchase an aggregate of 2.2 million shares of common stock, for an aggregate purchase price of $10.05 million. In connection with this financing, the Company also granted warrants to purchase an aggregate of 637,261 shares of common stock to holders of Series A Preferred Stock, as a payment in order to secure their consent and waiver concerning the financing and the resulting impact on the Series A Preferred Stock.

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

Series C Convertible Preferred Stock

      On November 14, 2002, the Company entered into a securities purchase agreement with several investors to issue and sell, in a private placement, an aggregate of 706 shares of Series C Preferred Stock and warrants to purchase an aggregate of 4.4 million shares of common stock, for an aggregate purchase price of $7.06 million. The transaction closed on November 19, 2002. On February 4, 2003, the Company issued an

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

aggregate of 1,204.6 additional shares of Series C Preferred Stock upon conversion of the Notes. The rights, preferences and privileges of the Series C Preferred Stock are set forth in the Certificate of Designations, Preferences and Rights of Series C Preferred Stock (“Certificate”), as amended on February 4, 2003 to (a) provide that any dividend payments due thereunder may be paid in either cash or shares of common stock at the option of the Company, and (b) include anti-dilution provisions substantially identical to those applicable with respect to Series A Preferred Stock. The Series C Preferred Stock bore an initial 8% annual dividend rate. The warrants are subject to the terms and conditions of the stock purchase warrants issued by the Company and evidencing the warrants. The warrants were exercisable beginning May 20, 2003 and expire November 19, 2007. The exercise price of the warrants is $1.11 per share. In December 2003 the Company elected to convert all 378 shares of the Series C Convertible Preferred Stock then outstanding into 3,123,967 shares of the Company’s common stock.

Liquidation Preference

      The holders of the Series A Preferred Stock are entitled to receive an amount equal to $10,000 per share of Series A Preferred Stock plus all accrued and unpaid premiums thereon. Any assets remaining for distribution following the payment of the preferences to the holders of the Series A Preferred Stock shall be distributed to the holders of the common stock. As of December 31, 2003, the liquidation preference of the Series A Preferred Stock was $2.8 million.

Deemed Dividends

      In 2001, ViroLogic sold 1,625 shares of Series A Preferred Stock, or 6.4 million shares of common stock as converted, for net proceeds of approximately $14.7 million. In accordance with Emerging Issues Task Force Consensus No. 98-5 and No. 00-27, ViroLogic determined that the issuance of the Series A Preferred Stock resulted in a beneficial conversion feature of approximately $2.3 million recorded in 2001.

      In the first quarter of 2002, ViroLogic sold 1,005 shares of Series B Preferred Stock, or 4.4 million shares of common stock as converted, for an aggregate purchase price of $10.05 million. In connection with this financing, ViroLogic also granted warrants to purchase an aggregate of 637,261 shares of common stock to holders of Series A Preferred Stock as a payment in order to secure their consent and waiver concerning the financing and the resulting impact on the Series A Preferred Stock. In the fourth quarter of 2002, ViroLogic sold 706 shares of Series C Preferred Stock, or 5.8 million shares of common stock as converted, for an aggregate purchase price of $7.06 million. In accordance with Emerging Issues Task Force Consensus No. 98-5 and No. 00-27, ViroLogic determined that the issuance of the Series B and Series C Preferred Stock resulted in a beneficial conversion feature of approximately $2.9 million and $7.7 million, respectively, for a total of $10.6 million recorded in 2002.

      On February 4, 2003, the Company’s stockholders approved the conversion of certain convertible secured promissory notes issued to prior Series B preferred stockholders into Series C Preferred Stock and the issuance of warrants to purchase shares of the Company’s common stock in exchange for warrants originally issued in connection with Series B Preferred Stock. The warrant exchange resulted in a beneficial conversion feature of $2.2 million that was recorded at the time of the exchange.

Warrants

      In connection with the loan agreement signed in January 1998, ViroLogic issued the lender a warrant to purchase an aggregate of 34,833 shares of common stock at a price of $8.00 per share. The warrant expires in January 2008. The value of the warrant was deemed to be insignificant and, therefore, no value was recorded.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

      In connection with the Series B Preferred Stock issuance in August 1998, ViroLogic issued to Series B investors warrants to purchase up to 15,890 shares of common stock at a price of $0.02 per share. The warrant term is 10 years and was valued at $85,000. There are 12,596 warrants outstanding as of December 31, 2003. ViroLogic issued warrants to purchase 365,000 shares of Series B Preferred Stock, or as converted, 227,232 shares of common stock, at a price of $3.68 per share, or $5.91 per converted common share. The warrant term is 10 years and was valued at $383,000. There are 225,256 warrants outstanding as of December 31, 2003. The fair values of these warrants were determined using the Black-Scholes option valuation model.

      In connection with loan agreements signed in 2000, ViroLogic issued the lender warrants to purchase an aggregate of 26,792 shares of ViroLogic’s common stock for $4.24 per share. The warrant terms are 10 years and were valued at $318,000. The fair values of these warrants were determined using the Black-Scholes option valuation model. There are 26,792 warrants outstanding as of December 31, 2003.

      In connection with the July 2001 sale of Series A Preferred Stock, ViroLogic issued warrants to purchase 11,800 and 1.3 million shares of common stock at a price of $2.66 and $2.805, respectively, per share. As a result of the sale of Series C Preferred Stock, the exercise price of the warrants with an exercise price of $2.805 is now $1.11, and such warrants are exercisable to purchase 3.3 million shares of our common stock. The warrant term is four years expiring July 2005 and was valued at $1.3 million using the Black-Scholes option valuation model. The fair value of the warrants is included in additional paid-in capital. There are approximately 2.0 million warrants outstanding as of December 31, 2003.

      In connection with the September 2001 sale of Series A Preferred Stock, ViroLogic issued warrants to purchase 18,200 and 1.9 million shares of common stock at a price of $2.178 and $2.805, respectively, per share. As a result of the sale of Series C Preferred Stock, the exercise price of the warrants with an exercise price of $2.805 is now $1.11, and such warrants are exercisable to purchase 4.8 million shares of our common stock. The warrant term is four years expiring September 2005 and the warrants were valued at $1.5 million using the Black-Scholes option valuation model. The fair value of the warrants is included in additional paid-in capital. There are approximately 2.0 million warrants outstanding as of December 31, 2003.

      In connection with the March 2002 sale of Series B Preferred Stock, ViroLogic issued warrants to purchase 0.7 million and 2.2 million shares of common stock at a price of $2.28 and $2.508, respectively, per share. The warrant term is 4.5 years expiring September 2006 and the warrants were valued at $2.6 million using the Black-Scholes option valuation model. The fair value of the warrants is included in additional paid-in capital. On February 4, 2003, ViroLogic stockholders approved the terms of the Company’s Series C Preferred Stock financing including the issuance of warrants to purchase 5.0 million shares of the Company’s common stock (at an exercise price of $1.11 per share) in exchange for the foregoing warrants to purchase 2.2 million shares of common stock. See “Series B Redeemable Convertible Preferred Stock” discussion above for further discussion. There are approximately 4.9 million warrants outstanding as of December 31, 2003.

      In connection with a service agreement signed in 2002, ViroLogic issued warrants to purchase an aggregate of 100,000 shares of ViroLogic’s common stock for $2.03 per share. The warrant term is five years and was valued at $117,000. The fair values of these warrants were determined using the Black-Scholes option valuation model. There are 100,000 warrants outstanding as of December 31, 2003.

      In connection with the November 2002 sale of Series C Preferred Stock, ViroLogic issued warrants to purchase 4.8 million shares of common stock at a price of $1.11 per share. The warrant term is five years expiring November 2007 and was valued at $2.5 million using the Black-Scholes option valuation model. The fair value of the warrants is included in additional paid-in capital. There are approximately 4.3 million warrants outstanding as of December 31, 2003.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

Stock Option Award to Chief Executive Officer

      In 1999, pursuant to an employment agreement, the Chief Executive Officer was granted incentive and non-statutory stock options to purchase 650,000 shares of common stock at an exercise price of $3.14 per share. Deferred compensation relating to these options of $4.7 million was recorded on the date of grant and amortized over the vesting period of the option using the graded vesting method. Compensation expense relating to these options was $0.1 million, $0.5 million and $1.1 million in 2003, 2002 and 2001, respectively.

Stock Option Plan

      In 1996, ViroLogic’s board of directors and stockholders adopted the 1996 Stock Plan, which was amended and renamed the 2000 Equity Incentive Plan in February 2000 (the “Plan”). The Plan provides for the granting of options to purchase common stock and other stock awards to employees, officers, directors and consultants of ViroLogic. ViroLogic generally grants shares of common stock for issuance under the Plan at no less than the fair value of the stock on the grant date; however, management is permitted to grant non-statutory stock options at a price not lower than 85% of the fair value of common stock on the date of grant. Options granted under the Plan generally vest over four years at a rate of 25% one year from the grant date and ratably monthly thereafter. The Plan was amended in May 2002 to increase the total authorized shares reserved for issuance to 6,200,000 shares.

      A summary of activity under the Plan is as follows:

	Outstanding Stock Options/Stock Rights

	Shares	Number of	Weighted Average
	Available	Shares	Price Per Share

Balances at December 31, 2000	2,599,923	1,164,639	5.85
Options/rights granted	(1,707,644)	1,707,644	4.44
Options/rights exercised	—	(33,005)	2.38
Options/rights forfeited	260,497	(260,497)	5.50

Balances at December 31, 2001	1,152,776	2,578,781	5.00
Additional shares authorized	2,000,000	—	—
Options/rights granted	(1,288,924)	1,288,924	2.32
Options/rights exercised	—	(2,865)	1.66
Options/rights forfeited	399,872	(399,872)	4.10

Balances at December 31, 2002	2,263,724	3,464,968	4.11
Options/rights granted	(1,408,382)	1,408,382	1.39
Options/rights exercised	—	(39,999)	0.98
Options/rights forfeited	668,962	(668,962)	3.68

Balances at December 31, 2003	1,524,304	4,164,389	3.29

      In 2003, 2002 and 2001, all employee options were granted at fair value on the date of grant, therefore no deferred stock-based compensation was recorded. In connection with options granted in 2000, ViroLogic recorded deferred stock-based compensation of $1.6 million, representing the difference between the exercise price and the deemed fair value of the Company’s common stock at the date of grant. The amount was amortized over the vesting period using the graded vesting method for the individual options. Amortization of deferred stock-based compensation of $0.2 million, $0.7 million and $1.5 million was recognized during 2003, 2002 and 2001, respectively. In addition, ViroLogic recorded stock-based compensation for services rendered by non-employees of $0.3 million, $0.2 million and $0.2 million in 2003, 2002 and 2001, respectively.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

      The following table summarizes information about the stock options outstanding under the Plan at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.64 – 1.05	145,000	8.18	$1.00	52,000	$0.91
1.06 – 1.27	683,382	9.16	1.26	61,227	1.24
1.29 – 1.51	659,101	9.46	1.50	4,834	1.49
1.58 – 2.40	336,366	7.68	2.13	234,914	2.19
2.47 – 2.57	723,240	8.16	2.57	434,106	2.56
2.59 – 3.10	87,850	8.20	2.77	47,052	2.75
3.14	240,150	5.86	3.14	240,077	3.14
3.15 – 5.40	533,110	6.62	3.72	428,461	3.83
5.75 – 8.00	524,740	7.01	6.55	408,404	6.58
8.56 – 22.13	231,450	6.73	11.69	208,989	11.69

	4,164,389			2,120,064

Employee Stock Purchase Plan

      In February 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan (the “Stock Plan”). The Stock Plan permits eligible employees to acquire shares of ViroLogic’s common stock through payroll deductions of up to 15% of their eligible earnings. All full-time employees of ViroLogic, except 5% stockholders, are eligible to participate in the Stock Plan. The purchase price of the shares is the lesser of 85% of the fair value of the shares at the offering date or purchase date, as defined by the Stock Plan. In 2002, the Company’s shareholders ratified an additional 500,000 shares to be reserved for issuance under the Stock Plan. Of the 1,000,000 shares of common stock reserved for issuance under the Stock Plan, 791,620 shares were issued as of December 31, 2003.

401(k) Plan

      ViroLogic’s 401(k) Plan covers substantially all employees. Employees may contribute up to 15% of their eligible compensation, subject to certain Internal Revenue Service restrictions. ViroLogic matches employee contributions in the form of ViroLogic common shares. In 2000, the 401(k) Plan was amended to increase the matching percentage to 25% of the employee contribution. The match is effective December 31 of each year and is fully vested when made. ViroLogic recorded 401(k) matching expense of $0.2 million in each of 2003, 2002 and 2001. As of December 31, 2003, ViroLogic had issued approximately 337,000 shares under the 401(k) Plan.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

Reserved Shares

      At December 31, 2003, ViroLogic had reserved shares of common stock for future issuance as follows:

Shares
Reserved

(In thousands)
Series A Preferred Stock (as if converted basis)	3,703
Stock options	4,664
Warrants	13,572
Employee Stock Purchase Plan	208

22,147

      The reserved shares shown above do not include additional indeterminate amounts reserved for issuance pursuant to penalty, anti-dilution, dividend payments and other provisions relating to the Company’s Series A Preferred Stock and the related warrants.

9.	INCOME TAXES

      At December 31, 2003, ViroLogic had federal and state net operating loss carryforwards of approximately $96.9 million and $39.5 million, respectively. At December 31, 2003, ViroLogic also had federal and state research and development tax credits of approximately $1.1 million and $1.0 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates between the years 2010 and 2023, if not utilized. The state of California net operating losses will expire at various dates between the years 2005 and 2014, if not utilized. The California research and development tax credits can be carried forward indefinitely.

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

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. Significant components of ViroLogic’s deferred tax assets for federal and state income taxes are as follows:

	December 31,

	2003	2002

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$35,300	$33,400
Research and other credits	1,800	1,300
Capitalized research and development	1,800	1,800
Other	600	1,000

Total deferred tax assets	39,500	37,500
Valuation allowance	(39,500)	(37,500)

Net deferred taxes	$—	$—

      Due to ViroLogic’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $2.0 million, $8.1 million and $9.8 million in 2003, 2002 and 2001, respectively.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

10.	RESTRUCTURING

      In November 2002, the Company implemented a business restructuring plan to reallocate certain personnel and resources to revenue maximizing activities and reduce cash consumption. The plan included a reduction in force of approximately 17% or 35 employees: 8 employees in laboratory operations; 6 employees in research and development; 8 employees in sales and marketing; and 13 employees in administration. In the fourth quarter of 2002, the Company recorded a charge for salaries, severance and other personnel related costs to the respective departments totaling $0.3 million. All amounts related to this restructuring were paid as of December 31, 2002.

11.	SUBSEQUENT EVENT

      On March 22, 2004, the Company entered into a lease termination agreement for its original laboratory and office space of approximately 25,000 square feet in South San Francisco, California. This lease was scheduled to expire in November 2004. The lease termination enabled the Company to decrease the present value of its remaining lease obligations for this facility by approximately 50%. Under the terms of this agreement, the Company will make cash payments to the lessor totaling $0.4 million as follows: $0.2 million in March 2004 and $0.2 million in April 2004. As a result, the Company will record a charge in the first quarter of 2004 of approximately $0.4 million primarily related to the termination payment and the write-off of the net carrying value of the related leasehold improvements.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

12.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,

	(In thousands, except per share amounts)
2003
Patient testing	$5,294	$6,101	$6,179	$5,260
Pharmaceutical company testing	1,257	1,685	2,580	3,555

Product revenue	6,551	7,786	8,759	8,815
Contract revenue	417	167	366	518

Total revenue	6,968	7,953	9,125	9,333
Cost of product revenue	3,819	4,268	4,403	4,223
Net loss	(2,468)	(2,206)	(429)	(405)
Loss applicable to common stockholders	(5,090)	(2,712)	(842)	(629)
Basic and diluted loss per common share	$(0.18)	$(0.09)	$(0.02)	$(0.01)
2002
Patient testing	$3,640	$4,666	$4,577	$4,962
Pharmaceutical company testing	1,853	1,764	1,095	1,973

Product revenue	5,493	6,430	5,672	6,935
Contract revenue	215	227	255	34

Total revenue	5,708	6,657	5,927	6,969
Cost of product revenue	3,425	3,761	3,463	3,940
Net loss	(6,138)	(5,460)	(5,586)	(4,585)
Loss applicable to common stockholders	(9,206)	(5,718)	(5,835)	(12,538)
Basic and diluted loss per common share	$(0.43)	$(0.24)	$(0.24)	$(0.48)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

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

      Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, and have concluded based on that evaluation that those disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information with respect to executive officers required by this item is set forth in Part I of this report.

      We have adopted a Code of Business Conduct and Ethics Policy that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller), and have posted the text of the policy on our website (www.virologic.com) in connection with “Investor” materials. In addition, we intend to promptly disclose (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

      The other information required by this item is incorporated by reference to the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with ViroLogic Inc.’s 2004 annual meeting.

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

      The information required by this item is incorporated by reference to the information under the caption “Certain Transactions” contained in the proxy statement.

Item 14.	Principal Accountant Fees and Services

      The information required by this item is incorporated by reference to the information under the captions “Independent Auditors’ Fees” and “Pre-Approval Policies and Procedures” contained in the proxy statement.

Part IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Index to Financial Statements

      Reference is made to the Index to Financial Statements under Item 8 in Part II hereof, where these documents are listed.

(a)(2) Financial Statement Schedules — The following schedule is filed as part of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2003, 2002 and 2001.

      All other schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto included in Item 8 (“Financial Statements and Supplementary Data”).

(a)(3) Index to Exhibits — See (c) below.

(b) Reports on Form 8-K

      On November 4, 2003, we filed a report on Form 8-K to furnish our earnings release for the quarter ended September 30, 2003.

(c) Exhibits

Exhibit		Exhibit
Footnote		Number

(10)		3.1	Amended and Restated Certificate of Incorporation, as currently in effect.
(4)		3.2	Bylaws, as currently in effect.
(3)		4.1	Reference is made to Exhibits 3.1 and 3.2
(1)		4.2	Specimen Stock Certificate.
(1)		4.3	Amended and Restated Investors Rights Agreement by and among the Company and certain stockholders of the Company dated August 23, 1999.
(1)		4.4	Form of Indemnity Agreement between the Company and its directors and officers.
(1)		4.5	Warrant Agreement by and between ViroLogic and Lease Management Services, Inc. dated as of October 16, 1996.
(1)		4.6	Warrant Agreement by and between ViroLogic and MMC/ GATX Partnership No. 1 dated as of January 30, 1998.
(1)		4.7	Form of Warrant to purchase Common Stock.
(1)		4.8	Form of Warrant to purchase Common Stock.
(1)		4.9	Form of Warrant to purchase Series A Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).
(1)		4.10	Form of Warrant to purchase Series A Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).
(1)		4.11	Form of Warrant to purchase Series B Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).
(1)	†	4.13	Form of Stock Option Agreement under the 2000 Equity Incentive Plan for options granted prior to May 1, 2000.
(1)	†	4.14	Form of Stock Option Agreement Pursuant to the 2000 Equity Incentive Plan for options granted after May 1, 2000.

Exhibit		Exhibit
Footnote		Number

(1)		4.15	Form of Warrant to Purchase Series C Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).
(6)		4.16	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.
(7)		4.17	Form of (Common) Stock Purchase Warrant issued to holders of Series B Redeemable Convertible Preferred Stock.
(7)		4.18	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.
(9)		4.19	Form of Stock Purchase Warrant issued to purchasers of Series C Preferred Stock.
(9)		4.20	Form of Stock Purchase Warrant issued to purchasers of Series B Preferred Stock.
(2)	*	10.1	Agreement with Roche Molecular Systems, Inc. dated July 29, 1997.
(1)		10.2	Office Lease by and between ViroLogic and Oyster Point Tech Center LLC dated as of May 25, 1999.
(1)		10.3	Office Lease by and between ViroLogic and Trammell Crow Northern California Development, Inc. dated as of November 23, 1999.
(1)		10.4	Loan and Security Agreement by and between ViroLogic and MMC/ GATX Partnership No. 1 dated as of January 30, 1998.
(1)	†	10.5	Employment Agreement by and between ViroLogic and William D. Young dated September 29, 1999.
(1)	†	10.6	2000 Employee Stock Purchase Plan and related offering documents.
(1)		10.7	Equipment Financing Agreement dated March 28, 2000 with Pentech Financial Services, Inc.
(2)	†	10.8	ViroLogic, Inc. 2000 Equity Incentive Plan, as amended.
(3)	†	10.9	Form of Executive Severance Benefits Agreement.
(3)		10.10	Master Lease Agreement dated September 14, 2000 by and between ViroLogic, Inc. and General Electric Capital Corporation.
(4)		10.11	Equipment Financing Agreement by and between ViroLogic and De Lage Landen Financial Services, Inc. dated as of January 29, 2001.
(5)		10.12	Equipment Schedule No. 4 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.
(5)		10.13	Sublease by and between ViroLogic, Inc. and Raven Biotechnologies, Inc.
(6)		10.14	First Registration Rights Agreement, dated as of June 29, 2001, by and between ViroLogic, Inc. and each of the Purchasers.
(6)		10.15	Second Registration Rights Agreement, dated as of June 29, 2001 by and between ViroLogic, Inc. and each of the Purchasers.
(11)		10.16	Equipment Schedule No. 5 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.
(8)		10.17	Equipment Lease, dated as of April 21, 2002, by and between ViroLogic and Citicapital
(8)		10.18	Sublease, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.
(9)		10.19	Securities Purchase Agreement, dated as of November 14, 2002, by and among ViroLogic, Inc. and each of the Purchasers.
(9)		10.20	Exchange Agreement, dated as of November 14, 2002, by and among ViroLogic, Inc. and the Series B Holders.

Exhibit	Exhibit
Footnote	Number

(9)	10.21	Stock Purchase Agreement, dated as of November 19, 2002, by and among ViroLogic, Inc. and Pfizer Ireland Pharmaceuticals.
(9)	10.22	Registration Rights Agreement, dated as of November 19, 2002, by and between ViroLogic, Inc. and each of the Purchasers.
(12)	10.23	First Amendment to Sublease, dated as of August 21, 2003, by and between diaDexus, Inc and ViroLogic, Inc.
	23.1	Consent of Ernst & Young LLP, Independent Auditors.
	24.1	Power of Attorney is contained on the signature page.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.
	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

†	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

(*)	Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933 and Rule 406 Thereunder Respecting Confidential Treatment dated May 1, 2000.

(1)	Filed as an exhibit to our Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.

(2)	Filed as an exhibit to our Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission and incorporated herein by reference.

(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed on July 6, 2001 and incorporated herein by reference.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed on November 25, 2002 and incorporated herein by reference.

(10)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.

(11)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission and incorporated herein by reference.

(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003 and incorporated herein by reference.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViroLogic, Inc.

By:	/s/ WILLIAM D. YOUNG

William D. Young
Chief Executive Officer

Date: March 26, 2004

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

Signatures	Title	Date

/s/ WILLIAM D. YOUNG William D. Young	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2004
/s/ KAREN J. WILSON Karen J. Wilson	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2004
/s/ EDMON JENNINGS Edmon Jennings	Director	March 26, 2004
/s/ WILLIAM JENKINS, M.D. William Jenkins, M.D.	Director	March 26, 2004
/s/ CRISTINA H. KEPNER Cristina H. Kepner	Director	March 26, 2004
/s/ DAVID H. PERSING, M.D., PH.D. David H. Persing, M.D., Ph.D.	Director	March 26, 2004

EXHIBIT INDEX

Exhibit		Exhibit
Footnote		Number

(10)		3.1	Amended and Restated Certificate of Incorporation, as currently in effect.
(4)		3.2	Bylaws, as currently in effect.
(3)		4.1	Reference is made to Exhibits 3.1 and 3.2.
(1)		4.2	Specimen Stock Certificate.
(1)		4.3	Amended and Restated Investors Rights Agreement by and among the Company and certain stockholders of the Company dated August 23, 1999.
(1)		4.4	Form of Indemnity Agreement between the Company and its directors and officers.
(1)		4.5	Warrant Agreement by and between ViroLogic and Lease Management Services, Inc. dated as of October 16, 1996.
(1)		4.6	Warrant Agreement by and between ViroLogic and MMC/ GATX Partnership No. 1 dated as of January 30, 1998.
(1)		4.7	Form of Warrant to purchase Common Stock.
(1)		4.8	Form of Warrant to purchase Common Stock.
(1)		4.9	Form of Warrant to purchase Series A Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).
(1)		4.10	Form of Warrant to purchase Series A Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).
(1)		4.11	Form of Warrant to purchase Series B Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).
(1)	†	4.13	Form of Stock Option Agreement under the 2000 Equity Incentive Plan for options granted prior to May 1, 2000.
(1)	†	4.14	Form of Stock Option Agreement Pursuant to the 2000 Equity Incentive Plan for options granted after May 1, 2000.
(1)		4.15	Form of Warrant to Purchase Series C Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).
(6)		4.16	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.
(7)		4.17	Form of (Common) Stock Purchase Warrant issued to holders of Series B Redeemable Convertible Preferred Stock.
(7)		4.18	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.
(9)		4.19	Form of Stock Purchase Warrant issued to purchasers of Series C Preferred Stock.
(9)		4.20	Form of Stock Purchase Warrant issued to purchasers of Series B Preferred Stock.
(2)	*	10.1	Agreement with Roche Molecular Systems, Inc. dated July 29, 1997.
(1)		10.2	Office Lease by and between ViroLogic and Oyster Point Tech Center LLC dated as of May 25, 1999.
(1)		10.3	Office Lease by and between ViroLogic and Trammell Crow Northern California Development, Inc. dated as of November 23, 1999.
(1)		10.4	Loan and Security Agreement by and between ViroLogic and MMC/ GATX Partnership No. 1 dated as of January 30, 1998.
(1)	†	10.5	Employment Agreement by and between ViroLogic and William D. Young dated September 29, 1999.
(1)	†	10.6	2000 Employee Stock Purchase Plan and related offering documents.
(1)		10.7	Equipment Financing Agreement dated March 28, 2000 with Pentech Financial Services, Inc.
(2)	†	10.8	ViroLogic, Inc. 2000 Equity Incentive Plan, as amended.

Exhibit	Exhibit
Footnote	Number

(3) †	10.9	Form of Executive Severance Benefits Agreement.
(3)	10.10	Master Lease Agreement dated September 14, 2000 by and between ViroLogic, Inc. and General Electric Capital Corporation.
(4)	10.11	Equipment Financing Agreement by and between ViroLogic and De Lage Landen Financial Services, Inc. dated as of January 29, 2001.
(5)	10.12	Equipment Schedule No. 4 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.
(5)	10.13	Sublease by and between ViroLogic, Inc. and Raven Biotechnologies, Inc.
(6)	10.14	First Registration Rights Agreement, dated as of June 29, 2001, by and between ViroLogic, Inc. and each of the Purchasers.
(6)	10.15	Second Registration Rights Agreement, dated as of June 29, 2001 by and between ViroLogic, Inc. and each of the Purchasers.
(11)	10.16	Equipment Schedule No. 5 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.
(8)	10.17	Equipment Lease, dated as of April 21, 2002, by and between ViroLogic and Citicapital
(8)	10.18	Sublease, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.
(9)	10.19	Securities Purchase Agreement, dated as of November 14, 2002, by and among ViroLogic, Inc. and each of the Purchasers.
(9)	10.20	Exchange Agreement, dated as of November 14, 2002, by and among ViroLogic, Inc. and the Series B Holders.
(9)	10.21	Stock Purchase Agreement, dated as of November 19, 2002, by and among ViroLogic, Inc. and Pfizer Ireland Pharmaceuticals.
(9)	10.22	Registration Rights Agreement, dated as of November 19, 2002, by and between ViroLogic, Inc. and each of the Purchasers.
(12)	10.23	First Amendment to Sublease, dated as of August 21, 2003, by and between diaDexus, Inc and ViroLogic, Inc.
	23.1	Consent of Ernst & Young LLP, Independent Auditors.
	24.1	Power of Attorney is contained on the signature page.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.
	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

†	Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 14(c).

*	Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933 and Rule 406 Thereunder Respecting Confidential Treatment dated May 1, 2000.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed on July 6, 2001 and incorporated herein by reference.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed on November 25, 2002 and incorporated herein by reference.

(10)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.

(11)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission and incorporated herein by reference.

(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003 and incorporated herein by reference.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(IN THOUSANDS)

	Balance at	Additions Charged		Balance at
	Beginning of	to Operating Costs		End of
Classification	Period	and Expenses	Deductions	Period

Allowance for doubtful accounts:
Year ended December 31, 2003	$989	$101	$(447)	$643
Year ended December 31, 2002	$588	$593	$(192)	$989
Year ended December 31, 2001	$175	$606	$(193)	$588

S-1