Form 10-K/A
period 2003-12-31
VIROLOGIC INC
filed 2004-04-23
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/ A

AMENDMENT NO. 1

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

(650) 635-1100

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock $0.001 par value	Nasdaq National Market

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐        No ☑

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 was $28,663,200.*

     The number of shares outstanding of the Registrant’s Common Stock was 53,426,494 as of April 22, 2004.

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

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-K/ A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on March 26, 2004 (the “Report”), and is being filed solely to replace Part III, Item 10 through Item 14. The reference on the cover of the Report to the incorporation by reference of Registrant’s Definitive Proxy Statement into Part III of the Report is hereby amended to delete that reference. Except as otherwise stated herein, no other information contained in the original Report has been updated by this Amendment No. 1.

VIROLOGIC, INC.

ANNUAL REPORT ON FORM 10-K/ A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
Amendment No. 1

      This Amendment No. 1 contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements, which sometimes include words such as “expect,” “goal,” “may,” “anticipate,” “should,” “continue,” or “will,” reflect our expectations and assumptions as of the date of the Report based on currently available operating, financial and competitive information. Actual results could differ materially from those in the forward-looking statements as a result of a number of factors, including our ability to raise additional capital, the market acceptance of our resistance testing products, the effectiveness of our competitors’ existing products and new products, the ability to effectively manage growth and the risks associated with our dependence on patents and proprietary rights. These factors and others are more fully described in “Risk Factors Related to Our Business” and elsewhere in our Report, as amended. We assume no obligation to update any forward-looking statements.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding our executive officers and our code of ethics is located in Part I, Item 1 of this Annual Report, as amended, under the caption “Executive Officers.”

      The following table sets forth information about our directors as of April 22, 2004:

Name	Age	Position

William D. Young	59	Chairman, Chief Executive Officer and Director
William J. Jenkins	56	Director
Edmon R. Jennings	57	Director
Cristina H. Kepner	57	Director
David H. Persing	48	Director

      WILLIAM D. YOUNG has served as the Company’s Chief Executive Officer since November 1999 and has served as the Chairman of the Board since May 1999. From March 1997 to October 1999, Mr. Young was Chief Operating Officer at Genentech, Inc., a biotechnology company. As COO at Genentech, Mr. Young was responsible for all of the company’s development, operations and commercial functions. Mr. Young joined Genentech in 1980 as Director of Manufacturing and Process Sciences and held various positions prior to becoming COO. Prior to joining Genentech, Mr. Young was employed by Eli Lilly and Company for 14 years. Mr. Young is a member of the Board of Directors of Biogen IDEC, Inc., Human Genome Sciences and VaxGen, Inc. He received his BS in chemical engineering from Purdue University and his MBA from Indiana University.

      WILLIAM J. JENKINS, MD has served on the Company’s Board of Directors since September 2000. Dr. Jenkins has been a consultant and advisor to pharmaceutical companies and investment and venture capital firms in the health sector since 1999. From 1997 to 1999, he served as Head of Clinical Development and Regulatory Affairs for Ciba-Geigy, and later for post-merger Novartis Pharma AG. Prior to that, Dr. Jenkins was head of worldwide clinical research at Glaxo and a Deputy Head in the U.K. Drug Regulatory Agency. Dr. Jenkins is a member of the Board of Directors of Tanox, Inc., BTG plc, Nicholas Piramal India Limited, and Eurand Pharmaceutical Holdings B.V. Dr. Jenkins received his MD from Cambridge University and has a specialist accreditation in internal medicine and gastroenterology.

      EDMON R. JENNINGS has served on the Company’s Board of Directors since May 2001. Since July 2003, Mr. Jennings has served as President and CEO of Angiogenix, Inc., a biopharmaceutical company. From February 2000 to June 2003, Mr. Jennings was Chief Commercialization Officer at Pain Therapeutics, Inc., a medical research and development company. From 1985 to 2000, Mr. Jennings held senior management positions at Genentech, Inc., including Vice President of Corporate Development, Vice President of Sales and Marketing and Vice President of Sales. Prior to Genentech, for twelve years Mr. Jennings held positions with Bristol-Myers Oncology and Bristol Laboratories, both of which were divisions of Bristol-Myers (now Bristol-

Myers Squibb), a pharmaceutical company. Mr. Jennings received his BA in liberal arts from the University of Michigan at Ann Arbor.

      CRISTINA H. KEPNER has served on the Company’s Board of Directors since May 1996. Ms. Kepner is Advisor at Invemed Associates LLC, an investment banking firm. From 1978 to December 2000, Ms. Kepner was a Director, Executive Vice President and Corporate Finance Director at Invemed Associates LLC. Ms. Kepner is Chairman of the Board of Directors of Quipp, Inc. and also serves on the Board of Directors of Cepheid. She received her BA from Pace University.

      DAVID H. PERSING, MD, PHD has served on the Company’s Board of Directors since December 2000. Dr. Persing received his BA degree in Biochemistry from San Jose State University, and his MD and PhD (Biochemistry and Biophysics) concurrently from the University of California, San Francisco. After completion of his residency in Clinical Pathology and fellowship training at Yale University in 1989, Dr. Persing was appointed to the medical and research staff of the Mayo Clinic, where he became Director of the Molecular Microbiology Laboratory and an Associate Professor at the Mayo Medical School. In August 1999, Dr. Persing became employed at Corixa Corporation, a research and development-based biotechnology company, where he is Vice President of Discovery Research, as well as a Principal Investigator in the Infectious Disease Research Institute, a non-profit research organization.

Audit Committee

      The Audit Committee of the Board of Directors of the Company oversees the Company’s corporate accounting and financial reporting process. Three directors comprise the Audit Committee: Cristina H. Kepner (Chair), William J. Jenkins and Edmon R. Jennings. The Board of Directors annually reviews the Nasdaq Stock Market’s listing standards definition of independence for Audit Committee members, and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards). The Board of Directors has determined that Cristina H. Kepner qualifies as an “audit committee financial expert,” as defined in the applicable rules of the United States Securities and Exchange Commission (“SEC”).

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2003 all Section 16(a) filing requirements were complied with, except that one report on Form 4, covering one option grant, was filed late for each of Tien T. Bui, Kathy L. Hibbs, Christos J. Petropoulos, Jeannette M. Whitcomb, Karen J. Wilson and William D. Young; and a report on Form 3 for Jeannette M. Whitcomb, following her appointment as an executive officer of the Company, was filed late.

Item 11.	Executive Compensation

Compensation of Directors

      Each non-employee director of the Company receives a fee of $1,500 for each Board of Directors meeting attended and a fee of $500 for each committee meeting attended by committee members. In the fiscal year ended December 31, 2003, the total compensation paid to non-employee directors was $44,500. The members of the Board of Directors are also eligible for reimbursement of their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

      All directors of the Company are eligible to participate in the Company’s 2000 Equity Incentive Plan. Option grants to non-employee directors are discretionary. However, in June 2000, the Board adopted a policy pursuant to which it grants stock options to its non-employee directors on an annual basis. During the fiscal year ended December 31, 2003, the Company granted each of its four non-employee directors options to purchase up to an aggregate of 15,000 shares of the Common Stock at an exercise price per share of $1.27 (the fair value of the Common Stock on the date of grant). These options vest monthly over a one-year period; provided that the vesting may accelerate and all shares subject to the options may become immediately exercisable in the event of a change in control of the Company.

Compensation of Executive Officers

Summary of Compensation

      The following table shows for the fiscal years ended December 31, 2003, 2002, and 2001, compensation awarded or paid to, or earned by the Company’s Chief Executive Officer and its other four most highly compensated executive officers at December 31, 2003 (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

							Long Term
		Annual Compensation					Compensation

							Awards
							Securities
						Other Annual	Underlying	All Other
		Salary		Bonus		Compensation	Options/SARs	Compensation
Name and Principal Position	Year	($)		($)		($)	(#)	($)(2)

William D. Young	2003	280,000		—		—	300,000	3,000
Chief Executive Officer	2002	326,154		—		—	170,000	2,750
	2001	330,000		—	(1)	—	267,500 (3)	2,625
Christos J. Petropoulos, PhD	2003	171,000		—		—	50,000	2,600
Vice President, Research	2002	188,538		—		—	30,000	2,599
and Development	2001	190,000		—	(1)	7,878 (4)	76,250 (5)	2,123
Karen J. Wilson	2003	166,500		—		—	50,000	3,000
Vice President, Chief	2002	183,577		—		—	25,000	2,750
Financial Officer	2001	183,827	(6)	—	(1)	—	126,250 (5)	2,625
Kathy L. Hibbs	2003	166,500		—		—	50,000	2,081
Vice President, General	2002	183,577		—		—	25,000	2,750
Counsel	2001	128,788	(7)	—	(1)	—	107,500 (8)	2,625
Tien T. Bui	2003	161,180		—		—	70,000	3,000
Vice President, Sales and	2002	170,321		—		—	35,000	2,750
Marketing	2001	144,560		—	(1)	—	28,500 (8)	2,625

(1)	In the first half of 2002, the Company expected to pay to each of the Named Executive Officers a cash bonus for services performed in 2001, although the Named Executive Officers had agreed to the deferral of consideration for such bonuses. The 2001 cash bonuses were contingent upon final approval by the Compensation Committee, which did not occur.

(2)	Consists of the Company’s matching payments under its 401(k) plan in the form of shares of Common Stock of the Company.

(3)	Includes options to purchase up to 52,500 shares of Common Stock which were granted in 2002 in recognition of services performed during 2001.

(4)	Consists of loan forgiveness in the amount of $7,878.

(5)	Includes options to purchase up to 26,250 shares of Common Stock which were granted in 2002 in recognition of services performed during 2001.

(6)	Ms. Wilson joined the Company and became an executive officer on January 3, 2001. Her annualized salary in 2001 was $185,000.

(7)	Ms. Hibbs joined the Company and became an executive officer on April 16, 2001. Her annualized salary in 2001 was $185,000.

(8)	Includes options to purchase up to 22,500 shares of Common Stock which were granted in 2002 in recognition of services performed during 2001.

STOCK OPTION GRANTS AND EXERCISES

      The Company grants options to its executive officers under its 2000 Equity Incentive Plan. As of February 29, 2004, options to purchase a total of 4,107,879 shares were outstanding under the 2000 Equity Incentive Plan and options to purchase 1,526,554 shares remained available for grant thereunder.

      The following tables show for the fiscal year ended December 31, 2003, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

Option/SAR Grants in Last Fiscal Year

      The following table sets forth information concerning stock options granted to Named Executive Officers during 2003:

		Percentage			Potential Realizable Value
	Number of	of Total			at Assumed Annual Rates of
	Securities	Options			Stock Price Appreciation for
	Underlying	Granted to	Exercise		Option Term
	Options	Employees	Price Per	Expiration
Name	Granted	in Year 2003	Share	Date	5%	10%

William D. Young	300,000	24.3%	$1.51	6-19-13	$284,889	$721,965
Christos J. Petropoulos, PhD	50,000	4.1%	$1.51	6-19-13	$47,482	$120,328
Karen J. Wilson	50,000	4.1%	$1.51	6-19-13	$47,482	$120,328
Kathy L. Hibbs	50,000	4.1%	$1.51	6-19-13	$47,482	$120,328
Tien T. Bui	70,000	5.7%	$1.51	6-19-13	$66,474	$168,459

      The figures in the table above represent options granted under the 2000 Equity Incentive Plan. Options generally vest over a four-year period, 25% after one year and 2.083% per month thereafter. We granted options to purchase 1,408,382 shares of the Common Stock in 2003. The percentage of total options in the table above was calculated based on options to purchase an aggregate of 1,233,382 shares of the Common Stock granted to the Company’s employees in 2003. All options were granted at an exercise price equal to the fair value of the Common Stock on the date of grant.

      The potential realizable value is based on the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts represent certain assumed rates of appreciation only, in accordance with the rules of the SEC, and do not reflect the Company’s estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of the Common Stock and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

FISCAL YEAR-END OPTION VALUES

      The following table sets forth information concerning the number and value of exercisable and unexercisable options held by each of the Named Executive Officers as of December 31, 2003. None of our Named Executive Officers exercised options during 2003. The value of unexercised in-the-money options at December 31, 2003 represents an amount equal to the difference between the closing price of the Common Stock on December 31, 2003 of $3.76 per share and the option exercise price, multiplied by the number of unexercised in-the-money options. An option is in-the-money if the fair value of the underlying shares exceeds the exercise price of the options.

	Number of Securities
	Underlying Unexercised		Value of Unexercised In-the-
	Options at December 31,		Money Options at
	2003		December 31, 2003

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

William D. Young(1)	688,436	711,564	$424,401	$953,474
Christos J. Petropoulos, PhD	110,444	83,412	$77,292	$135,105
Karen J. Wilson	108,749	92,501	$49,766	$131,822
Kathy L. Hibbs	90,624	91,876	$150,909	$183,866
Tien T. Bui	61,436	97,064	$47,821	$181,344

(1)	As of December 31, 2003, 250,000 of the shares subject to options held by William D. Young would, if exercised, be subject to a repurchase right in the Company’s favor that lapses over time as described in “Employment and Severance Agreements — William D. Young.”

EMPLOYMENT AND SEVERANCE AGREEMENTS

William D. Young

      We have an agreement with William D. Young governing his employment as the Company’s Chief Executive Officer. Our employment agreement provides for an initial base salary of $300,000 per year, plus a yearly incentive bonus as part of the Company’s bonus program based on objectives established by the Board of Directors after consultation with Mr. Young, plus a yearly special bonus of between $50,000 and $100,000, grossed up for tax purposes. In addition, the agreement contains a non-solicitation agreement. Mr. Young recommended that his salary be reduced as part of the November 2002 business restructuring. The Compensation Committee of the Board of Directors determined, and Mr. Young agreed, that Mr. Young’s base salary would be reduced by $50,000 to $280,000 beginning in November 2002 and that no bonuses would be paid for services performed by Mr. Young during 2002 or 2003 pursuant to this agreement.

      As required by the agreement, prior to the commencement of Mr. Young’s employment, we also granted him a stock bonus award of 150,000 fully vested shares of the Common Stock, in consideration of his past service as the Company’s Chairman of the Board prior to becoming the Company’s Chief Executive Officer. The agreement also provides for the following:

•	a cash bonus in the gross amount of $180,000, granted on January 15, 2000, and an additional cash bonus in the gross amount of $180,000, granted on April 15, 2000;

•	an incentive stock option under the Company’s 2000 Equity Incentive Plan covering 150,000 shares of the Common Stock, providing for vesting as to 30,000 shares on December 31, 1999 and as to an additional 2,500 shares at the end of each month thereafter;

•	a non-statutory stock option, granted outside of the Company’s 2000 Equity Incentive Plan, covering 250,000 shares of the Common Stock, providing for vesting as to 25% after the first year of employment and the remaining 75% in equal installments over the next three years; and

•	a non-statutory stock option, granted outside of the Company’s 2000 Equity Incentive Plan, covering 250,000 shares of the Common Stock. This option vests 100% after five years of employment, unless the Company undergoes a merger or acquisition where the per share valuation of the Common Stock is imputed to be more than $18.50, in which case 125,000 shares shall immediately vest.

      These options may be exercised prior to vesting, but any unvested portions acquired will be subject to a repurchase right by the Company that will expire gradually in accordance with the vesting schedule. Any of these options may be exercised either by cash or by delivery of a promissory note, and each of the options immediately becomes fully vested if, within one year of a change in the Company’s control or liquidation, Mr. Young is terminated without cause or resigns for good reason.

      Our agreement with Mr. Young specifies that Mr. Young’s employment is at-will. If we terminate his employment for any reason other than for cause, however, or if his employment is terminated as a result of death or permanent disability, we have also agreed to continue to pay him, or his estate, his base salary, at the level in effect at the time of termination, for an additional 12 months. Also, we have agreed that in any of these events the vesting of his options shall accelerate, either for an additional 12 months or, after he has been employed for more than two years, in full.

Executive Severance Agreements

      We have entered into severance agreements with each of our Named Executive Officers other than William D. Young. These severance agreements provide that if the executive is terminated without cause or constructively terminated within three months prior to or twenty-four months after a change in control then the executive will receive a one time cash severance payment equal to twelve months of the executive’s base salary plus an amount equal to the bonus that the executive received for the prior year.

Compensation Committee Interlocks and Insider Participation

      During the fiscal year ended December 31, 2003, the following individuals served as members of the Company’s Compensation Committee: William J. Jenkins (Chair), Cristina H. Kepner and David H. Persing. During that fiscal year, none of the Company’s executive officers served as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving on the Company’s Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the ownership of the Common Stock as of February 15, 2004 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

      Beneficial ownership is determined according to the rules of the SEC, and generally means that a person has beneficial ownership of a security and warrants if he or she possesses sole or shared voting or investment power of that security, and includes options and warrants that are currently exercisable or exercisable within 60 days of February 15, 2004. Some of the information with respect to beneficial ownership has been furnished to the Company by each director, officer or 5% or more stockholder, as the case may be. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on the information each of them has given to the Company, have sole investment and voting power with respect to their shares, except where community property laws may apply.

      This table lists applicable percentage ownership based on 53,395,467 shares of Common Stock outstanding as of February 15, 2004. This number does not include 2,468,468 shares of Common Stock issuable upon conversion of outstanding non-voting Series A Preferred Stock. Options and warrants to purchase shares of the Common Stock that are exercisable within 60 days of February 15, 2004, are deemed to be beneficially owned by the persons holding these options and warrants for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage. Shares underlying options, warrants and convertible securities that are deemed beneficially owned are listed in this table separately in the column labeled “Shares Subject to Options,

Warrants and Convertible Securities.” These shares are included in the number of shares listed in the column labeled “Total Number.”

	Shares Beneficially Owned(1)

		Shares
		Subject to
		Options,
		Warrants and	Percent of Class
	Total	Convertible	Beneficially
Name of Beneficial Owner	Number	Securities	Owned

5% Stockholders
BB Biotech AG(2)	6,717,423	990,993	12.4%
Zesiger Capital Group LLC(3)	4,693,155	532,689	8.7%

Directors and Executive Officers
William D. Young	908,319	715,624	1.7%
Christos J. Petropoulos, PhD	209,078	117,189	*
Karen J. Wilson	133,049	118,332	*
Kathy L. Hibbs	102,449	97,499	*
Cristina H. Kepner	100,850	65,000	*
Tien T. Bui	77,850	66,083	*
David H. Persing, MD, PhD	75,000	65,000	*
William J. Jenkins, MD	65,000	65,000	*
Edmon R. Jennings	55,405	54,305	*
All directors and executive officers as a group (11 persons)(4)	1,907,661	1,447,055	3.5%

*	Represents beneficial ownership of less than 1%.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated, the address of each person in this table is c/o ViroLogic, Inc., 345 Oyster Point Boulevard, South San Francisco, California 94080.

(2)	Total number of shares beneficially owned includes 3,605,004 shares held by Biotech Growth N.V. (“BioGrowth”) and 2,121,426 held by Biotech Target N.V. (“BioTarget”). Also includes 990,993 shares that BioTarget may acquire upon exercise of outstanding warrants. BioGrowth and BioTarget are fully-owned subsidiaries of BB Biotech AG. The business address for BB Biotech AG is Vordergasse 3, CH-8200 Schaffhausen, Switzerland and the business address for BioGrowth and BioTarget is De Ruyterkade 62, Willemstad, Curacao, Netherlands Antilles.

(3)	Total number of shares beneficially owned includes 532,689 shares acquirable upon exercise of outstanding warrants. These shares are held by entities for whom Zesiger Capital Group LLC acts as an investment advisor. None of these entities holds 5% or more of the total number of shares outstanding. Zesiger Capital Group LLC disclaims beneficial ownership of all 4,693,155 shares. The business address for Zesiger Capital Group LLC is 320 Park Avenue, New York, NY 10022.

(4)	Includes 180,661 shares beneficially owned as of February 15, 2004 by two executive officers not listed separately in the table above (of which 83,023 are shares that may be acquired by these two executive officers within 60 days of February 15, 2004, by exercising vested stock options they hold).

Equity Compensation Plan Information

      The following table sets forth certain information as of December 31, 2003 regarding our equity compensation plans:

			Number of Securities
	Number of Securities	Weighted-average	Remaining Available for
	to be Issued upon	Exercise Price of	Future Issuance under
	Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(excluding securities
	Warrants and Rights	and Rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,164,389	3.29	1,732,684
Equity compensation plans not approved by security holders	500,000 (1)	3.14	—
Total	4,664,389	3.27	1,732,684

(1)	Consists of non-statutory stock options granted to William D. Young outside of the Company’s 2000 Equity Incentive Plan pursuant to the terms of an employment agreement between Mr. Young and the Company described in Item 11 above under “Employment and Severance Agreements.”

Item 13.	Certain Relationships and Related Transactions

Indemnity Agreements

      The Company has entered into indemnity agreements with all of its officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s Bylaws. We also intend to enter into these agreements with the Company’s future directors and officers.

Stock Option Exercisability Restriction Agreements

      In November 2002, we entered into agreements with several of our executive officers, pursuant to which these officers agreed to forgo the exercisability of certain stock options held by them until the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of Common Stock of the Company from 60,000,000 shares to 100,000,000 shares. The amendment was approved by the stockholders at a special meeting held on February 4, 2003, and as a result, the restrictions on exercisability of the options subject to the foregoing agreements were removed as of February 4, 2003.

Employment and Severance Agreements

      Information regarding Employment and Severance Agreements is located in Part III, Item 11 of this Annual Report, as amended, under the caption “Employment and Severance Agreements.”

Item 14.	Principal Accountant Fees and Services

Audit Fees

      Fees for audit services totaled approximately $0.4 million in 2003 and $0.2 million in 2002, including fees associated with the annual audit, the reviews of the Company’s quarterly reports on Form 10-Q, and other SEC filings.

Audit-Related Fees

      There were no fees for audit-related services in 2003 and 2002.

Tax Fees

      Fees for tax services, including tax compliance and tax advice, totaled approximately $52,000 in 2003 and $45,000 in 2002.

All Other Fees

      There were no fees for other services not included above in 2003 and 2002.

      All fees described above were approved by the Audit Committee.

Pre-Approval Policies and Procedures

      The Audit Committee has adopted a policy for the pre-approval of audit, review and attest services, as well as permitted non-audit services to be performed by the Company’s independent auditor. The engagement to perform services may be approved on an explicit case-by-case basis before the independent auditor is engaged to provide each service or the engagement may be pre-approved on a collective basis. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has delegated specific pre-approval authority to Ms. Kepner, the Chair of the Audit Committee. These pre-approvals are reported to the Audit Committee at its next scheduled meeting.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViroLogic, Inc.

By:	/s/ WILLIAM D. YOUNG

William D. Young
Chief Executive Officer

Date: April 23, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

/s/ WILLIAM D. YOUNG William D. Young		Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 23, 2004
/s/ KAREN J. WILSON Karen J. Wilson		Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 23, 2004
* Edmon R. Jennings		Director	April 23, 2004
* William J. Jenkins, M.D.		Director	April 23, 2004
* Cristina H. Kepner		Director	April 23, 2004
* David H. Persing, M.D., Ph.D.		Director	April 23, 2004

*By:	/s/ WILLIAM D. YOUNG William D. Young Attorney-in-fact

EXHIBIT INDEX

Exhibit		Exhibit
Footnote		Number

(10)		3.1	Amended and Restated Certificate of Incorporation, as currently in effect.
(4)		3.2	Bylaws, as currently in effect.
(3)		4.1	Reference is made to Exhibits 3.1 and 3.2.
(1)		4.2	Specimen Stock Certificate.
(1)		4.3	Amended and Restated Investors Rights Agreement by and among the Company and certain stockholders of the Company dated August 23, 1999.
(1)		4.4	Form of Indemnity Agreement between the Company and its directors and officers.
(1)		4.5	Warrant Agreement by and between ViroLogic and Lease Management Services, Inc. dated as of October 16, 1996.
(1)		4.6	Warrant Agreement by and between ViroLogic and MMC/ GATX Partnership No. 1 dated as of January 30, 1998.
(1)		4.7	Form of Warrant to purchase Common Stock.
(1)		4.8	Form of Warrant to purchase Common Stock.
(1)		4.9	Form of Warrant to purchase Series A Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).
(1)		4.10	Form of Warrant to purchase Series A Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).
(1)		4.11	Form of Warrant to purchase Series B Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).
(1)	†	4.13	Form of Stock Option Agreement under the 2000 Equity Incentive Plan for options granted prior to May 1, 2000.
(1)	†	4.14	Form of Stock Option Agreement Pursuant to the 2000 Equity Incentive Plan for options granted after May 1, 2000.
(1)		4.15	Form of Warrant to Purchase Series C Preferred Stock (automatically converted to warrants to purchase Common Stock in May 2000).
(6)		4.16	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.
(7)		4.17	Form of (Common) Stock Purchase Warrant issued to holders of Series B Redeemable Convertible Preferred Stock.
(7)		4.18	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.
(9)		4.19	Form of Stock Purchase Warrant issued to purchasers of Series C Preferred Stock.
(9)		4.20	Form of Stock Purchase Warrant issued to purchasers of Series B Preferred Stock.
(2)	*	10.1	Agreement with Roche Molecular Systems, Inc. dated July 29, 1997.
(1)		10.2	Office Lease by and between ViroLogic and Oyster Point Tech Center LLC dated as of May 25, 1999.
(1)		10.3	Office Lease by and between ViroLogic and Trammell Crow Northern California Development, Inc. dated as of November 23, 1999.
(1)		10.4	Loan and Security Agreement by and between ViroLogic and MMC/ GATX Partnership No. 1 dated as of January 30, 1998.
(1)	†	10.5	Employment Agreement by and between ViroLogic and William D. Young dated September 29, 1999.
(1)	†	10.6	2000 Employee Stock Purchase Plan and related offering documents.
(1)		10.7	Equipment Financing Agreement dated March 28, 2000 with Pentech Financial Services, Inc.
(2)	†	10.8	ViroLogic, Inc. 2000 Equity Incentive Plan, as amended.
(3)	†	10.9	Form of Executive Severance Benefits Agreement.

Exhibit	Exhibit
Footnote	Number

(3)	10.10	Master Lease Agreement dated September 14, 2000 by and between ViroLogic, Inc. and General Electric Capital Corporation.
(4)	10.11	Equipment Financing Agreement by and between ViroLogic and De Lage Landen Financial Services, Inc. dated as of January 29, 2001.
(5)	10.12	Equipment Schedule No. 4 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.
(5)	10.13	Sublease by and between ViroLogic, Inc. and Raven Biotechnologies, Inc.
(6)	10.14	First Registration Rights Agreement, dated as of June 29, 2001, by and between ViroLogic, Inc. and each of the Purchasers.
(6)	10.15	Second Registration Rights Agreement, dated as of June 29, 2001 by and between ViroLogic, Inc. and each of the Purchasers.
(11)	10.16	Equipment Schedule No. 5 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.
(8)	10.17	Equipment Lease, dated as of April 21, 2002, by and between ViroLogic and Citicapital
(8)	10.18	Sublease, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.
(9)	10.19	Securities Purchase Agreement, dated as of November 14, 2002, by and among ViroLogic, Inc. and each of the Purchasers.
(9)	10.20	Exchange Agreement, dated as of November 14, 2002, by and among ViroLogic, Inc. and the Series B Holders.
(9)	10.21	Stock Purchase Agreement, dated as of November 19, 2002, by and among ViroLogic, Inc. and Pfizer Ireland Pharmaceuticals.
(9)	10.22	Registration Rights Agreement, dated as of November 19, 2002, by and between ViroLogic, Inc. and each of the Purchasers.
(12)	10.23	First Amendment to Sublease, dated as of August 21, 2003, by and between diaDexus, Inc and ViroLogic, Inc.
**	23.1	Consent of Ernst & Young LLP, Independent Auditors.
	24.1	Power of Attorney is contained on the signature page to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 26, 2004.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.
**	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

†	Indicates management or compensatory plan or arrangement.

*	Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933 and Rule 406 Thereunder Respecting Confidential Treatment dated May 1, 2000.

**	Previously filed.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Commission and incorporated herein by reference.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed on July 6, 2001 and incorporated herein by reference.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed on November 25, 2002 and incorporated herein by reference.

(10)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.

(11)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Commission and incorporated herein by reference.

(12)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.