Form 10-Q
period 2004-03-31
VIROLOGIC INC
filed 2004-05-05
CIK 1094961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

     As of May 3, 2004 there were 53,428,039 shares of the registrant’s common stock outstanding.

VIROLOGIC, INC.

VIROLOGIC, INC.

CONDENSED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,233	$8,893
Short-term investments	251	537
Accounts receivable, net of allowance for doubtful accounts of $653 and $643 at March 31, 2004 and December 31, 2003, respectively	6,581	6,165
Prepaid expenses	549	700
Inventory	1,259	1,378
Restricted cash	426	426
Other current assets	151	267

Total current assets	18,450	18,366
Property and equipment, net	7,790	8,445
Restricted cash	350	350
Other assets	1,341	1,217

Total assets	$27,931	$28,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,816	$1,556
Accrued compensation	1,287	862
Accrued lease termination	189	—
Accrued liabilities	1,658	2,108
Deferred revenue	652	268
Current portion of capital lease obligations	265	401
Current portion of loans payable	54	133

Total current liabilities	5,921	5,328
Long-term portion of capital lease obligations	62	87
Other long-term liabilities	385	382
Redeemable convertible preferred stock, $0.001 par value, 274 shares authorized, designated by series, issued and outstanding at March 31, 2004 and December 31, 2003; aggregate liquidation preference of $2,769 at March 31, 2004	1,994	1,994
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 4,999,726 shares authorized, designated by series, none issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 53,425,292 and 52,608,382 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	53	53
Additional paid-in capital	127,035	126,805
Accumulated other comprehensive income	1	1
Accumulated deficit	(107,520)	(106,272)

Total stockholders’ equity	19,569	20,587

Total liabilities and stockholders’ equity	$27,931	$28,378

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenue:
Product revenue	$8,640	$6,551
Contract revenue	382	417

Total revenue	9,022	6,968
Operating costs and expenses:
Cost of product revenue	4,416	3,819
Research and development	1,393	1,346
Sales and marketing	1,958	1,842
General and administrative	2,080	2,466
Lease termination charge	433	—

Total costs and expenses	10,280	9,473

Operating loss	(1,258)	(2,505)
Interest income	21	37
Interest expense	(11)	(52)
Other income	—	52

Net loss	(1,248)	(2,468)
Deemed dividend to preferred stockholders	—	(2,155)
Preferred stock dividend	(68)	(467)

Loss applicable to common stockholders	$(1,316)	$(5,090)

Basic and diluted loss per common share	$(0.02)	$(0.18)

Weighted-average shares used in computing basic and diluted loss per common share	53,137	28,353

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(1,248)	$(2,468)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	720	923
Loss on disposal of fixed assets related to lease termination	108	—
Stock-based compensation	12	79
Amortization of deferred gain on lease assignment	—	(52)
Changes in assets and liabilities:
Accounts receivable	(416)	525
Prepaid expenses	151	298
Inventory	119	121
Other current assets	116	(1)
Accounts payable	260	401
Accrued compensation	425	296
Accrued lease termination	189	—
Accrued liabilities	(381)	(833)
Deferred revenue	384	32
Long-term deferred rent	3	(11)

Net cash provided by (used in) operating activities	442	(690)
INVESTING ACTIVITIES
Purchases of short-term investments	—	(1,032)
Maturities and sales of short-term investments	286	1,030
Capital expenditures	(173)	(133)
Other assets	(124)	(122)

Net cash used in investing activities	(11)	(257)
FINANCING ACTIVITIES
Principal payments on loans payable	(79)	(211)
Payments on capital lease obligations	(161)	(284)
Net proceeds from issuance of common stock	149	1
Expenses relating to issuance of preferred stock	—	(71)

Net cash used in financing activities	(91)	(565)

Net increase (decrease) in cash and cash equivalents	340	(1,512)
Cash and cash equivalents at beginning of period	8,893	10,559

Cash and cash equivalents at end of period	$9,233	$9,047

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other future periods. The condensed balance sheet as of December 31, 2003 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2003.

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

Inventory

     Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. If inventory costs exceed expected market value due to obsolescence or lack of demand, reserves are recorded for the difference between the cost and the market value. These reserves are based on estimates. Inventory consists of the following:

	MARCH 31,	DECEMBER 31,
	2004	2003
Raw materials	$771	$832
Work in process	488	546

Total	$1,259	$1,378

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

     The information regarding loss applicable to common stockholders and loss per share prepared in accordance with SFAS 123 has been determined as if the Company had accounted for its employee stock option and employee stock purchase plans using the fair value method prescribed by SFAS 123. The resulting pro forma effects on loss applicable to common stockholders and loss per share pursuant to SFAS 123 as amended by SFAS 148 are not likely to be representative of the effects in future years, due to the vesting provisions of employee stock options and the inclusion of additional grants in subsequent years.

     At March 31, 2004, the Company had two stock-based employee compensation plans: the 2000 Equity Incentive Plan and the 2000 Employee Stock Purchase Plan. The Company estimates the fair value of these stock options and stock purchase rights at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the three months ended March 31, 2004 and 2003: risk-free interest rate of 2.8% and 2.9% in 2004 and 2003, respectively; a weighted-average expected life of stock options from grant date of four years; a weighted-average expected stock purchase right of six months; volatility factor of the expected market price of the Company’s common stock of 100%; and a dividend yield of zero.

     For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of the stock options and stock purchase rights are amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	Three Months Ended
	March 31,
	2004	2003
	(In thousands, except per
	share amounts)
Loss applicable to common stockholders — as reported	$(1,316)	$(5,090)
Add back:
Amortization of deferred compensation	—	77
Deduct:
Stock-based compensation expense for employee awards determined under SFAS 123	(529)	(504)

Pro forma loss applicable to common stockholders	$(1,845)	$(5,517)

Loss per common share:
Loss applicable to common stockholders — as reported	$(0.02)	$(0.18)

Loss applicable to common stockholders — pro forma	$(0.03)	$(0.19)

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

2. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, unrealized gains and losses on our available-for-sale securities, which are reported separately in stockholders’ equity, are included in accumulated other comprehensive income. Net loss approximates comprehensive loss for the three months ended March 31, 2004 and 2003.

3. LOSS PER SHARE

     Basic loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented. Diluted earnings per common share would give effect to the dilutive impact of potential common shares which consists of convertible preferred stock (using the as-if converted method), and stock options and warrants (using the treasury stock method). Potentially dilutive securities have been excluded from the diluted loss per common share computations in all periods presented as such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss.

4. CAPITAL STOCK

Preferred Stock

Series A Redeemable Convertible Preferred Stock

     In 2001, the Company issued and sold, in a private placement, an aggregate of 1,625 shares of the Company’s Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) and warrants to purchase an aggregate of 3.2 million shares of common stock, for an aggregate purchase price of $16.25 million.

     Of the 1,625 shares issued in the financing, 274 shares remain outstanding as of March 31, 2004, and the remainder was converted into an aggregate of approximately 7.4 million shares of the Company’s common stock. As a result of the Company’s sale of Series C Preferred Stock, the conversion price of the Series A Preferred Stock and the exercise price of the warrants issued to the purchasers of the Series A Preferred Stock has each been reduced to $1.11. Accordingly, the 274 shares of Series A Preferred Stock outstanding are convertible into approximately 2.5 million shares of common stock, and the outstanding warrants are exercisable for approximately 4.0 million shares of common stock.

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

     Subject to certain conditions, the Company may redeem the Series A Preferred Stock at any time. Due to the nature of the redemption features of the Series A Preferred Stock, such stock has been excluded from permanent equity in the Company’s financial statements.

     The Company initially recorded the Series A Preferred Stock at its fair value on the date of issuance. In accordance with EITF Topic D-98: Classification and Measurement of Redeemable Securities (“EITF Topic D-98”), the Company has elected not to adjust the carrying value of the Series A Preferred Stock to the redemption value of such shares, since it is uncertain whether or when the redemption events described above will occur. Subsequent adjustments to increase the carrying value to the redemption value will be made when it becomes probable that such redemption will occur. As of March 31, 2004, the redemption value of the Series A Preferred Stock was $3.2 million.

Liquidation Preference

     The holders of the Series A Preferred Stock are entitled to receive, upon liquidation of the Company, an amount equal to $10,000 per share of Series A Preferred Stock plus all accrued and unpaid premiums thereon. Any assets remaining for distribution following the payment of the preferences to the holders of the Series A Preferred Stock shall be distributed to the holders of the common stock. As of March 31, 2004, the liquidation preference of the Series A Preferred Stock was $2.8 million.

5. COMMITMENTS

     At March 31, 2004, the Company leased one building which covers 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides an option to extend the term for an additional ten years. In addition, at March 31, 2004, the Company subleased approximately 14,000 square feet in South San Francisco, California. This sublease expires on December 31, 2004.

     In March 2004, the Company terminated a lease for its original laboratory and office space of approximately 25,000 square feet in South San Francisco, California. Under the terms of the lease termination agreement, the Company recorded a charge of $433,000 primarily related to the termination payment and the write-off of the net carrying value of the related leasehold improvements. This early termination enabled the Company to eliminate operating expenses related to this lease going forward and reduce its aggregate remaining obligation by approximately half.

     In June 2002, the Company assigned a lease of excess laboratory and office space and transferred ownership through the sale of related leasehold improvements and equipment to a third party. The Company received net proceeds from the lease assignment of $3.8 million, resulting in a net gain of $0.3 million which was recognized as other income over the initial sublease term. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.8 million in 2004; $1.4 million in 2005; $1.5 million in 2006; $1.5 million in 2007; $1.5 million in 2008; and $3.9 million from 2009 to 2011.

     At March 31, 2004, contractual obligations for the next five years and thereafter, excluding the lease assignment guarantee discussed above, are as follows:

	Payments Due By Period
	Less Than
	1 Year	2-3 Years	4-5 Years	Thereafter	Total
	(In thousands)
Operating leases	$1,222	$1,950	$2,066	$1,153	$6,391
Capital leases	265	42	20	—	327
Loans	54	—	—	—	54

Total	$1,541	$1,992	$2,086	$1,153	$6,772

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

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding our PhenoSense and GeneSeq testing products, the growth of our pharmaceutical business, research and development expenditures, adequacy of our capital resources, and other financial matters. These statements, which sometimes include words such as “expect,” “goal,” “may,” “anticipate,” “should,” “continue,” or “will,” reflect our expectations and assumptions as of the date of this Quarterly Report based on currently available operating, financial and competitive information. Actual results could differ materially from those in the forward-looking statements as a result of a number of factors, including our ability to raise additional capital, the market acceptance of our resistance testing products, the effectiveness of our competitors’ existing products and new products, the ability to effectively manage growth and the risks associated with our dependence on patents and proprietary rights. These factors and others are more fully described in “Risk Factors Related to Our Business” and elsewhere in this Form 10-Q. We assume no obligation to update any forward-looking statements.

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

Deemed Dividends

     We estimated a beneficial conversion feature for our convertible preferred stock in accordance with Emerging Issues Task Force Consensus No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features” and No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” based on the difference between the estimated conversion price and common stock fair market value at the date of issuance. We use the Black-Scholes option valuation model to estimate the conversion price at the date of issuance. This model considers a number of factors requiring judgment including the weighted-average expected life of stock options from grant date and the volatility factor of the expected market price of the Company’s common stock. We recorded the beneficial conversion feature as a deemed dividend on the Statement of Operations, resulting in an increase to the net loss applicable to common stockholders in the calculation of basic and diluted net loss per common share.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Patient testing	$5,774	$5,294
Pharmaceutical company testing	2,866	1,257

Product revenue	8,640	6,551
Contract revenue	382	417

Total revenue	$9,022	$6,968

     Revenue. Revenue increased to $9.0 million in the first quarter of 2004 from $7.0 million in the corresponding quarter of 2003, an increase of 29%. The increase was primarily attributable to growth in the HIV resistance testing market and increased demand for our PhenoSense HIV, PhenoSense GT and GeneSeq HIV products for patient and pharmaceutical testing. Contract revenue consists of revenue from NIH research grants and commercial assay development, and other non-product revenue. In 2003, we were awarded four Small Business Innovation Research (“SBIR”) grants from the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the U.S. National Institutes of Health, totaling more than $4 million over three years. These grants will help support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics. We believe increased demand for existing and new products will be the primary factors contributing to an increased level of sales in 2004 as compared to

2003. We anticipate quarterly differences in the revenue growth rate due to timing of various clinical studies for pharmaceutical customers and the seasonal effects observed in patient testing, which have historically occurred in the first quarter.

     Cost of product revenue. Cost of product revenue increased to $4.4 million in the first quarter of 2004 from $3.8 million in the corresponding quarter of 2003. The increase was primarily due to the higher volume of testing. Included in these costs are materials, supplies, labor and overhead related to product revenue. Gross margin on product revenue increased to 49% in the first quarter of 2004 from 42% in the corresponding quarter of 2003 primarily due to improved efficiencies in laboratory operations as well as increased contribution from pharmaceutical revenue during the quarter. We anticipate that gross margin on our product revenue will continue to improve as revenue increases and further operational efficiencies and economies of scale are achieved.

     Research and development. Research and development expenses increased to $1.4 million in the first quarter of 2004 from $1.3 million in the corresponding quarter of 2003. Total research and development expenses included costs associated with contract revenue as follows:

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
NIH Grants:
HIV assays	$278
HIV Database	38
HCV assay	66
Commercial assay development and other projects	—	$190

Total	$382	$190

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

     The following summarizes our products and products in development:

Estimated
Completion
PhenoSense HIV, a phenotypic HIV test
Pharmaceutical and patient testing	Completed
GeneSeq HIV, a genotypic HIV test
Pharmaceutical and patient testing	Completed
PhenoSense GT, a combination phenotype/genotype HIV test
Pharmaceutical and patient testing	Completed
Replication Capacity HIV, a measurement of fitness(1)
Pharmaceutical and patient testing	Completed
PhenoScreen, a high-throughput screening assay
Pharmaceutical testing	Completed
PhenoSense HIV Antibody Neutralization for Vaccine Development
Pharmaceutical testing	Completed
PhenoSense HIV Entry and GeneSeq HIV Entry, entry inhibitor assays(2)
Pharmaceutical testing	Completed
Patient testing(6)	2004
PhenoSense HIV Co-Receptor Tropism, an entry assay
Pharmaceutical testing	Completed
Patient testing(4)	2004
PhenoSense and GeneSeq HIV Integrase assays
Pharmaceutical testing	2004

Estimated
Completion
Patient testing(3)	2006
GeneSeq HCV, a genotypic hepatitis C test
Pharmaceutical testing	Completed
Patient testing(3)	2005
PhenoSense HCV, a phenotypic hepatitis C test
Pharmaceutical testing	2005
Patient testing(3)	2006
GeneSeq HBV, a genotypic hepatitis B test
Pharmaceutical testing	Completed
Patient testing	(5)
PhenoSense HBV, a phenotypic hepatitis B test
Pharmaceutical testing	(5)
Patient testing	(5)

(1)	Currently offered free of charge on phenotypic reports, in the future may be offered as a stand-alone product.

(2)	This test may be incorporated into one of our existing products or possibly offered as a stand-alone product.

(3)	This test is expected to be offered after more pharmaceutical drugs are available for patient use and based on demand for the product.

(4)	This test was validated in 2004 for use in clinical trials, and is expected to be subsequently offered to patients based on demand for the product.

(5)	The timing of estimated completion is under evaluation and is dependant on securing NIH grants and/or other research and development funding as well as demand for the product.

(6)	The phenotypic test for the FDA approved fusion inhibitor drug, Fuzeon, is expected to be validated in 2004 and available for patient use dependent on demand for the product.

     Sales and marketing. Sales and marketing expenses increased to $2.0 million in the first quarter of 2004 from $1.8 million in the corresponding quarter of 2003. This increase was primarily attributable to the expansion of our sales force and increased marketing programs related to our existing products. We expect sales and marketing expenses in 2004 to increase from 2003 levels but at a lower growth rate than the projected revenue growth rate primarily due to continued effective utilization of our sales and marketing capabilities.

     General and administrative. General and administrative expenses decreased to $2.1 million in the first quarter of 2004 from $2.5 million in the corresponding quarter of 2003. The decrease was primarily due to a decrease in fees for professional services and lower non-cash compensation expenses related to the granting of stock and stock options prior to our initial public offering. We expect general and administrative expenses in 2004 to increase from 2003 levels but at a lower growth rate than the projected revenue growth rate primarily due to continued leveraging of existing infrastructure.

     Lease termination charge. On March 22, 2004, we terminated a lease for our original laboratory and office space of approximately 25,000 square feet in South San Francisco, California. Under the terms of the lease termination agreement, we recorded a charge of $433,000 primarily related to the termination payment and the write-off of the net carrying value of the related leasehold improvement. This early termination enabled us to eliminate operating expenses related to this lease going forward and reduce our aggregate remaining obligation by approximately half.

     Interest income. Interest income decreased to $21,000 in the first quarter of 2004 from $37,000 in the corresponding quarter of 2003. This decrease was primarily due to lower interest rates.

     Interest expense. Interest expense decreased to $11,000 in the first quarter of 2004 from $52,000 in the corresponding quarter of 2003. This decrease was primarily due to the payoff of several equipment loans which ended.

     Other income. Other income of $52,000 in the first quarter of 2003 represents residual income from our lease assignment in 2002.

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

     The beneficial conversion feature was calculated in accordance with Emerging Issues Task Force Consensus No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features” and Emerging Issues Task Force Consensus No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” The beneficial conversion feature was reflected as deemed dividends in the Statement of Operations of $2.2 million in the first quarter of 2003, and was included in stockholders’ equity as offsetting charges and credits to additional paid-in capital.

     Preferred stock dividend. We recorded a preferred stock dividend of $0.1 million and $0.5 million in the first quarter of 2004 and 2003, respectively. The Series A Preferred Stock issued in 2001 bears an initial 6% annual dividend rate, payable twice a year in shares of common stock, which increases to an 8% annual rate on the fourth such payment, and then increases by 2 percentage points every six months thereafter up to a maximum annual rate of 14%. The Series C Preferred Stock bore an initial 8% annual dividend rate, payable quarterly, which increases to a 9% annual dividend rate on June 30, 2004, and by one percentage point every quarter thereafter up to a maximum annual rate of 14%. In December 2003, we elected to convert all Series C Convertible Preferred Stock then outstanding into common stock.

LIQUIDITY AND CAPITAL RESOURCES

     We expect our available cash and cash equivalents, short-term investments and short-term restricted cash of $9.9 million at March 31, 2004, funds provided by the sale of our products, contract revenue, and borrowing under equipment financing arrangements will be adequate to fund our operations through at least December 2004, assuming revenue reaches projected levels and cost containment measures continue to be effective. In addition, we plan to continue to evaluate various strategic opportunities, including among others, research and development collaborations, international alliances and marketing partnerships.

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

     Net cash provided by operating activities was $0.4 million for the three months ended March 31, 2004. Net cash used in operating activities was $0.7 million for the three months ended March 31, 2003. Cash flows from operating activities can vary significantly due to various factors including changes in accounts receivable, accrued liabilities and deferred revenue related to new arrangements with customers. The average collection period of our accounts receivable as measured in days sales outstanding (DSO) can vary and is dependent on various factors, including the type of revenue (i.e. patient testing, pharmaceutical company testing or contract revenue), the payment terms related to those revenues, and whether the related revenue was recorded at the beginning or ending of a period.

     Net cash used in investing activities of $11,000 for the three months ended March 31, 2004 resulted primarily from capital expenditures of $0.2 million and costs associated with acquiring other assets of $0.1 million, offset by $0.3 million in proceeds from maturities and sales of short-term investments. Net cash used in investing activities of $0.3 million for the three months ended March 31, 2003 resulted from capital expenditures and costs associated with acquiring other assets.

     Net cash used in financing activities of $0.1 million and $0.6 million for the three months ended March 31, 2004 and 2003, respectively, resulted primarily from payments on loans and capital lease obligations.

     At March 31, 2004, we leased one building which covers 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides us with an option to extend the term for an additional ten years. In addition, at March 31, 2004, we subleased approximately 14,000 square feet in South San Francisco, California. This sublease expires on December 31, 2004.

     In March 2004, we terminated a lease for our original laboratory and office space of approximately 25,000 square feet in South San Francisco, California. Under the terms of the lease termination agreement, we recorded a charge of $433,000 primarily related to the termination payment and the write-off of the net carrying value of the related leasehold improvements. This early termination enabled us to eliminate operating expenses related to this lease going forward and reduce our aggregate remaining obligation by approximately half.

     In June 2002, we assigned a lease of excess laboratory and office space and transferred ownership through the sale of related leasehold improvements and equipment to a third party. We received net proceeds from the lease assignment of $3.8 million, resulting in a net gain of $0.3 million which is included in accrued liabilities and other long-term liabilities and is recognized as other income over the sublease term. In the event of default by the assignee, we would be contractually obligated for payments under the lease of: $0.8 million in 2004; $1.4 million in 2005; $1.5 million in 2006; $1.5 million in 2007; $1.5 million in 2008; and $3.9 million from 2009 through 2011.

     At March 31, 2004, our contractual obligations for the next five years and thereafter, excluding the lease assignment guarantee discussed above, are as follows:

	Payments Due By Period
	Less Than
	1 Year	2-3 Years	4-5 Years	Thereafter	Total
	(In thousands)
Operating leases	$1,222	$1,950	$2,066	$1,153	$6,391
Capital leases	265	42	20	—	327
Loans	54	—	—	—	54

Total	$1,541	$1,992	$2,086	$1,153	$6,772

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

     We have experienced significant losses each year since our inception and may incur additional losses. We experienced net losses applicable to common stockholders of approximately $1.3 million in the three month period ended March 31, 2004, $9.3 million for the year ended December 31, 2003 and $33.3 million for the year ended December 31, 2002. As of March 31, 2004, we had an accumulated deficit of approximately $107.5 million. We may continue to incur losses primarily as a result of spending related to:

•	Expanding patient and pharmaceutical company sample processing capabilities

•	Research and product development costs

•	Sales and marketing activities

•	Additional clinical laboratory and research space and other necessary facilities

•	General and administrative costs

     If our history of losses continues, our stock price may fall and you may lose part or all of your investment.

Our stockholders will experience substantial additional dilution if our shares of preferred stock or their related warrants are converted into or exercised for shares of common stock. As of March 31, 2004, our outstanding shares of preferred stock and related warrants were convertible into or exercisable for up to an aggregate of 14,811,578 shares of common stock, or approximately 28% of the number of shares of outstanding common stock.

     As of March 31, 2004, we had 53,425,292 shares of common stock outstanding. However, as of March 31, 2004, we also had outstanding the following shares of preferred stock and related warrants:

•	274 shares of Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), convertible into 2,468,468 shares of common stock (not including the conversion of accrued but unpaid premiums)

•	warrants issued to the purchasers of our preferred stock in connection with our preferred stock financings to purchase 12,343,110 shares of common stock

     Together, the common shares reserved for issuance upon conversion of the Series A Preferred Stock and upon exercise of the warrants referenced above, represent approximately 14,811,578 shares of common stock, or 28% of the outstanding shares of our common stock at March 31, 2004, all of which are issuable for an approximate weighted-average effective price of $1.15 per share.

     The number of shares of common stock that we may be required to issue upon conversion of the Series A Preferred Stock, and exercise of the warrants granted to purchasers of our Series A Preferred Stock in connection with the issuance thereof, can increase substantially upon the occurrence of several events, including if:

•	We issue shares of stock (with certain exceptions) for an effective price less than the conversion price of the Series A Preferred Stock or the related warrants (each $1.11 as of March 31, 2004)

•	We fail to have sufficient shares of common stock reserved to satisfy conversions, exercises and other issuances

•	We fail to honor requests for conversion, or notify any holder of Series A Preferred Stock of our intention not to honor requests for conversion

•	We fail to issue shares upon exercise of the warrants

•	We fail to redeem any shares of Series A Preferred Stock when required

     We are also obligated to issue additional shares of common stock every six months to the holders of the Series A Preferred Stock as “premium payments.” As of March 31, 2004, these issuances equaled about 198 shares of common stock for every share of Series A Preferred Stock outstanding at the time the issuance is made. This number of shares will increase every six months, by about 33 shares of common stock for each share of Series A Preferred Stock, up to a maximum of about 231 shares of common stock for every share of Series A Preferred Stock. All of the previous share totals are based upon an assumed stock price of $3.03, which was the closing price of our stock on the Nasdaq National Market on March 31, 2004, but the actual number of shares will be based upon our stock price from time to time as of the payment dates. If the 274 shares of the Series A Preferred Stock outstanding as of March 31, 2004 remain outstanding for five years following such date, we will be required to issue as premium payments an additional 623,960 shares of common stock (again based on an assumed stock price of $3.03) to holders of the Series A Preferred Stock, which is 1.17% of the shares of common stock outstanding as of March 31, 2004. We do not receive payment or other consideration for these issuances.

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

     Holders of our Series A Preferred Stock have the right, under certain circumstances, to require us to redeem for cash all of the preferred stock that they own. The redemption price for the Series A Preferred Stock is the greater of (i) 115% of the original purchase price plus 115% of any accrued premium payment thereon and (ii) the aggregate fair market value of the shares of common stock into which such shares of Series A Preferred Stock are then convertible. As of March 31, 2004, there were 274 shares of Series A Preferred Stock outstanding, with an aggregate redemption price equal to approximately $3.2 million.

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

     Upon the occurrence of any of the events described above, individual holders of the Series A Preferred Stock would have the option, while such event continues, to require us to purchase some or all of the then outstanding shares of Series A Preferred Stock held by such holder. If we receive any notice of redemption, we are required to immediately (no later than one business day following such receipt) deliver a written notice to all holders of the same series of preferred stock stating the date when we received the redemption notice and the amount of preferred stock covered by the notice. Redemption of the Series A Preferred Stock in any event described above would require us to expend a significant amount of cash that could exceed our total available cash and cash equivalents and could negatively impact our ability to operate our business or raise additional capital. See the notes to the financial statements for further details.

In the event that we need to raise additional capital, our stockholders could experience substantial additional dilution. If such financing is not available on commercially reasonable terms, we may have to significantly curtail our operations or sell significant assets and may be unable to continue as a going concern.

     As of March 31, 2004, we had available cash and cash equivalents, short-term investments and short-term restricted cash of $9.9 million. We anticipate that our existing capital resources together with funds from the sale of our products, contract revenue and borrowing under equipment financing arrangements will enable us to maintain currently planned operations through at least December 31, 2004. However, we may need additional funding sooner than that. To the extent operating and capital resources are insufficient to meet our obligations, including lease payments and future requirements, we will have to raise additional funds to continue the development, commercialization and expansion of our technologies. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, we cannot guarantee that additional financing, in any form, will be available at all, or on terms acceptable to us. If we sell equity or convertible debt securities to raise additional funds, our existing stockholders may incur substantial dilution and any shares so issued will likely have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common and preferred stock. In the event financing is not available in the time frame required, we will be forced to reduce our operating expenses, curtail sales and marketing activities, reschedule research and development projects or delay, scale back or eliminate some or all of our activities. Further, we might be required to sell certain of our assets or obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize ourselves. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could make it difficult or impossible to implement our long-term business plans or could affect our ability to continue as a going concern.

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

     In November 2002, we implemented a business restructuring plan. With the exception of one, all of the employees terminated in connection with the business restructuring signed a release of claims. We have received correspondence from the former employee that did not sign a release threatening to bring claims against us that stem from that termination. We do not have employee practices liability insurance to cover any potential claims by employees terminated in the reduction of force. Even if we are eventually successful in our defense of this or any other similar claims, the time and money spent may prevent us from operating our business effectively or profitably or may distract our management.

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

     At February 15, 2004, approximately 33% of our common stock was beneficially held by a small number of stockholders including an affiliate of Pfizer, our directors, entities affiliated with our directors and former directors, and our executive officers. In addition, our Series A Preferred Stock is held by a small number of stockholders, some of who also own shares of our common stock and could acquire significant additional shares of common stock by converting shares of preferred stock. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in our control at a premium price if these stockholders oppose it. There are also certain approval rights of the Series A Preferred Stock, and the few holders of those shares could prevent certain important corporate actions by not approving those actions.

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

     Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, and have concluded based on that evaluation that those disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

     None.

Item 2. Changes In Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     (a) None.

     (b) None.

     (c) Recent Sales of Unregistered Securities

     In January 2004, we issued 15,075 shares of our common stock with a market value of $54,000 as of the date of such issuance as a dividend on certain outstanding shares of Series A Preferred Stock. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

     In March 2004, we issued 27,814 shares of our common stock with a market value of $83,000 as of the date of such issuance as a dividend on the outstanding shares of Series A Preferred Stock. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

     (d) None.

     (e) None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit
Number	Caption

10.1	Lease Termination Agreement, dated as of March 22, 2004, by and between Britannia Pointe Grand Limited Partnership and ViroLogic, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K

     On February 10, 2004, we filed a report on Form 8-K to furnish our earnings release for the fourth quarter and year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on May 4, 2004.

ViroLogic, Inc.
By:	/s/ William D. Young
William D. Young
Chief Executive Officer (On Behalf of the Registrant)

/s/ Karen J. Wilson
Karen J. Wilson
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit
Number	Caption

10.1	Lease Termination Agreement, dated as of March 22, 2004, by and between Britannia Pointe Grand Limited Partnership and ViroLogic, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.