Form 10-Q
period 2004-06-30
VIROLOGIC INC
filed 2004-08-13
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO              .

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

As of August 12, 2004 there were 53,671,790 shares of the registrant’s common stock outstanding.

VIROLOGIC, INC.

VIROLOGIC, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,216	$8,893
Short-term investments	250	537
Accounts receivable, net of allowance for doubtful accounts of $598 and $643 at June 30, 2004 and December 31, 2003, respectively	5,858	6,165
Prepaid expenses	599	700
Inventory	1,014	1,378
Restricted cash	626	426
Other current assets	248	267

Total current assets	17,811	18,366
Property and equipment, net	7,409	8,445
Restricted cash	50	350
Transaction costs related to pending merger	1,686	—
Other assets	1,464	1,217

Total assets	$28,420	$28,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,912	$1,556
Accrued compensation	999	862
Accrued liabilities	2,818	2,108
Deferred revenue	715	268
Current portion of capital lease obligations	205	401
Current portion of loans payable	—	133

Total current liabilities	7,649	5,328
Long-term portion of capital lease obligations	43	87
Other long-term liabilities	379	382
Redeemable convertible preferred stock, $0.001 par value, 274 shares authorized, designated by series, issued and outstanding at June 30, 2004 and December 31, 2003; aggregate liquidation preference of $2,856 at June 30, 2004	1,994	1,994
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 4,999,726 shares authorized, designated by series, none issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 53,636,768 and 52,608,382 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	54	53
Additional paid-in capital	127,192	126,805
Accumulated other comprehensive income	—	1
Accumulated deficit	(108,891)	(106,272)

Total stockholders’ equity	18,355	20,587

Total liabilities and stockholders’ equity	$28,420	$28,378

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Product revenue	$8,734	$7,786	$17,374	$14,337
Contract revenue	493	167	875	584

Total revenue	9,227	7,953	18,249	14,921
Operating costs and expenses:
Cost of product revenue	4,475	4,268	8,891	8,087
Research and development	1,600	1,089	2,993	2,435
Sales and marketing	2,784	2,469	4,742	4,311
General and administrative	1,750	2,375	3,830	4,841
Lease termination charge	—	—	433	—

Total costs and expenses	10,609	10,201	20,889	19,674

Operating loss	(1,382)	(2,248)	(2,640)	(4,753)
Interest income	19	26	40	63
Interest expense	(8)	(36)	(19)	(88)
Other income	—	52	—	104

Net loss	(1,371)	(2,206)	(2,619)	(4,674)
Deemed dividend to preferred stockholders	—	—	—	(2,155)
Preferred stock dividend	(77)	(506)	(145)	(973)

Loss applicable to common stockholders	$(1,448)	$(2,712)	$(2,764)	$(7,802)

Basic and diluted loss per common share	$(0.03)	$(0.09)	$(0.05)	$(0.27)

Weighted-average shares used in computing basic and diluted loss per common share	53,494	29,643	53,376	29,001

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(2,619)	$(4,674)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,375	1,708
Loss on disposal of fixed assets related to lease termination	108	—
Stock-based compensation	36	149
Amortization of deferred gain on lease assignment	—	(104)
Changes in assets and liabilities
Accounts receivable	307	534
Prepaid expenses	101	(168)
Inventory	364	212
Other current assets	19	17
Accounts payable	332	732
Accrued compensation	137	(19)
Accrued liabilities	418	(343)
Deferred revenue	447	(11)
Long-term deferred rent	(3)	(20)

Net cash provided by (used in) operating activities	1,022	(1,987)
INVESTING ACTIVITIES
Purchases of short-term investments	(4)	(4,569)
Maturities and sales of short-term investments	290	4,565
Capital expenditures	(447)	(69)
Restricted cash	100	(349)
Transaction costs related to pending merger	(389)	—
Other assets	(247)	(184)

Net cash used in investing activities	(697)	(606)
FINANCING ACTIVITIES
Principal payments on loans payable	(133)	(416)
Payments on capital lease obligations	(240)	(501)
Net proceeds from issuance of common stock	371	1,111
Expenses relating to issuance of preferred stock	—	(397)

Net cash used in financing activities	(2)	(203)

Net increase (decrease) in cash and cash equivalents	323	(2,796)
Cash and cash equivalents at beginning of period	8,893	10,559

Cash and cash equivalents at end of period	$9,216	$7,763

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other future periods. The condensed balance sheet as of December 31, 2003 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by US generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2003.

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

Accounts Receivable

The process for estimating the collectibility of receivables involves significant assumptions and judgments. Billings for services under third-party payor programs are recorded as revenue net of allowances for differences between amounts billed and the estimated receipts under such programs. Adjustments to the estimated receipts, based on final settlement with the third-party payors, are recorded upon settlement as an adjustment to net revenue. In addition, the Company reviews and estimates the collectibility of receivables based on the period of time such receivables have been outstanding. Historical collection and payor reimbursement experience is an integral part of the estimation process related to the allowance for doubtful accounts. Revisions to the allowance for doubtful accounts estimate are included in general and administrative expenses.

Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. If inventory costs exceed expected market value due to obsolescence or lack of demand, reserves are recorded for the difference between the cost and the market value. These reserves are based on estimates. Inventory consists of the following:

	June 30, 2004	December 31, 2003
	(In thousands)
Raw materials	$652	$832
Work in process	362	546

Total	$1,014	$1,378

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

At June 30, 2004, the Company had two stock-based employee compensation plans: the 2000 Equity Incentive Plan and the 2000 Employee Stock Purchase Plan. The Company estimates the fair value of these stock options and stock purchase rights at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the three and six months ended June 30, 2004 and 2003: risk-free interest rate of 2.8% and 2.9% in 2004 and 2003, respectively; a weighted-average expected life of stock options from grant date of four years; a weighted-average expected stock purchase right of six months; volatility factor of the expected market price of the Company’s common stock of 100%; and a dividend yield of zero.

For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of the stock options and stock purchase rights are amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Loss applicable to common stockholders — as reported	$(1,448)	$(2,712)	$(2,764)	$(7,802)
Add back:
Amortization of deferred compensation	—	48	—	125
Deduct:
Stock-based compensation expense for employee awards determined under SFAS 123	(863)	(384)	(1,392)	(888)

Pro forma loss applicable to common stockholders	$(2,311)	$(3,048)	$(4,156)	$(8,565)

Loss per common share:
Loss applicable to common stockholders — as reported	$(0.03)	$(0.09)	$(0.05)	$(0.27)

Loss applicable to common stockholders — pro forma	$(0.04)	$(0.10)	$(0.08)	$(0.30)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Net loss	$(1,371)	$(2,206)	$(2,619)	$(4,674)
Changes in unrealized gain on securities available-for-sale, net of tax	(1)	(1)	(1)	(1)

Comprehensive loss	$(1,372)	$(2,207)	$(2,620)	$(4,675)

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

Of the 1,625 shares issued in the financing, 274 shares remain outstanding as of June 30, 2004, and the remainder was converted into an aggregate of approximately 7.4 million shares of the Company’s common stock. As a result of the Company’s sale of Series C Preferred Stock in 2002, the conversion price of the Series A Preferred Stock and the exercise price of the warrants issued to the purchasers of the Series A Preferred Stock has each been reduced to $1.11. Accordingly, the 274 shares of Series A Preferred Stock outstanding are convertible into approximately 2.5 million shares of common stock, and the outstanding warrants are exercisable for approximately 4.0 million shares of common stock.

The Series A Preferred Stock bears dividends payable in common stock semi-annually. The dividends were initially at an annual rate of 6% but increased to an 8% annual rate on the fourth such payment, which was made in 2003, and will increase by 2 percentage points every six months up to a maximum annual rate of 14%. Subject to the limitations described below, the holders of Series A Preferred Stock may elect to convert their shares into the Company’s common stock at any time, just as they may choose to exercise their warrants at any time. Also, subject to the limitations described below, the Company may, at its option, convert the Series A Preferred Stock into common stock at any time if the Company’s stock price exceeds $5.10 for 20 consecutive trading days. The Company may also, at its option, convert the Series A Preferred Stock into common stock upon a sale of common stock in a firm commitment underwritten offering to the public if the public offering price exceeds $5.10, the aggregate gross proceeds exceed $40 million and the registration statements covering shares underlying the Series A Preferred Stock are effective.

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

The Company initially recorded the Series A Preferred Stock at its fair value on the date of issuance. In accordance with EITF Topic D-98: Classification and Measurement of Redeemable Securities (“EITF Topic D-98”), the Company has elected not to adjust the carrying value of the Series A Preferred Stock to the redemption value of such shares, since it is uncertain whether or when the redemption events described above will occur. Subsequent adjustments to increase the carrying value to the redemption value will be made when it becomes probable that such redemption will occur. As of June 30, 2004, the redemption value of the Series A Preferred Stock was $3.3 million.

Liquidation Preference

The holders of the Series A Preferred Stock are entitled to receive, upon liquidation of the Company, an amount equal to $10,000 per share of Series A Preferred Stock plus all accrued and unpaid premiums thereon. Any assets remaining for distribution following the payment of the preferences to the holders of the Series A Preferred Stock shall be distributed to the holders of the common stock. As of June 30, 2004, the liquidation preference of the Series A Preferred Stock was $2.9 million.

5. COMMITMENTS

At June 30, 2004, the Company leased one building which covers 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides an option to extend the term for an additional ten years. In addition, at June 30, 2004, the Company subleased approximately 14,000 square feet in South San Francisco, California. This sublease expires on December 31, 2004.

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

In June 2002, the Company assigned a lease of excess laboratory and office space and transferred ownership through the sale of related leasehold improvements and equipment to a third party. The Company received net proceeds from the lease assignment of $3.8 million, resulting in a net gain of $0.3 million which was recognized as other income over the initial sublease term. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.6 million in 2004; $1.4 million in 2005; $1.5 million in 2006; $1.5 million in 2007; $1.5 million in 2008; and $3.9 million from 2009 to 2011.

At June 30, 2004, contractual obligations for the next five years and thereafter, excluding the lease assignment guarantee discussed above, are as follows:

	Payments Due By Period
	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
	(In thousands)
Operating leases	$1,134	$1,964	$2,071	$1,064	$6,233
Capital leases	205	28	15	—	248

Total	$1,339	$1,992	$2,086	$1,064	$6,481

In addition, the Company is obligated to pay dividends to the Series A preferred stockholders. See “Capital Stock” note for further discussion.

6. PLAN OF MERGER AND REORGANIZATION WITH ACLARA BIOSCIENCES, INC.

On May 28, 2004, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with ACLARA BioSciences, Inc., a Delaware corporation (“ACLARA”). The completion of this merger transaction is subject to several conditions, including (i) approval by holders of a majority of the outstanding shares of common stock of ACLARA, (ii) approval of the issuance of the Company’s shares of common stock by a majority of the votes cast on such proposal at the stockholders meeting held to vote for such approval, and (iii) approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation, to increase the number of shares of common stock authorized, by holders of a majority of the outstanding shares of common stock of the Company.

Under the terms of the Merger Agreement, each outstanding share of ACLARA common stock will be exchanged for 1.7 shares of ViroLogic common stock and 1.7 Contingent Value Rights (“CVR”). The CVR’s will be governed by a Contingent Value Rights Agreement to be executed by ViroLogic.

Costs associated with this merger transaction include fees for financial advisors, attorneys and accountants, filing fees and financial printing costs. The Company currently expects to incur approximately $4.6 million in costs, approximately $2.5 million of which are not contingent on the completion of the transaction. As of June 30, 2004, the Company incurred approximately $1.7 million of costs which has been recorded to other assets. Contingent upon completion of the merger, transaction costs would be included in the allocation of purchase price based on the fair value of assets acquired, including the fair value of in-process research and development and other intangibles, and the fair value of liabilities assumed as of the date that the acquisition is consummated.

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

OVERVIEW

We are a biotechnology company developing, marketing and selling innovative products to guide and improve treatment of viral diseases. We incorporated in the state of Delaware on November 14, 1995 and commenced commercial operations in 1999. We developed a practical way of directly measuring the impact of genetic mutations on drug resistance and using this information to help guide therapy. We have proprietary technology, called PhenoSense, for testing drug resistance in viruses that cause serious viral diseases such as HIV/AIDS and hepatitis. Our products are used by physicians in selecting optimal treatments for their HIV patients and by industry, academia and government for clinical studies, drug screening and characterization, and basic research.

We currently have 23 experienced sales representatives promoting our resistance tests in the primary U.S. markets for drugs targeted at HIV/AIDS. We also distribute our products through national, regional and hospital laboratories. In May 2004, we signed an expanded referral testing agreement with Quest Diagnostics, the nation’s leading provider of diagnostic testing, information and services. Under the terms of the agreement, Quest Diagnostics will make ViroLogic its preferred provider of HIV phenotypic resistance testing. Quest Diagnostics has the largest national network of laboratories, with more than 30 full-service regional laboratories in major metropolitan areas and nearly 2,000 conveniently located patient service centers, where patients’ specimens are collected. This agreement will significantly expand the Company’s distribution capabilities for its suite of HIV drug resistance assays, specifically its combination test, PhenoSense GT and PhenoSense HIV. This new relationship provides increased access to the Company’s products for many more patients who are likely to benefit from this personalized approach to managing HIV disease.

In March 2004, the Company launched VLink, an online test reporting system for its comprehensive portfolio of HIV drug resistance assays, PhenoSense GT, PhenoSense HIV and GeneSeq HIV. The VLink system is designed to offer a fast and convenient way for healthcare professionals to access test results via a secure internet connection. The Company’s secure new online system facilitates data analysis, allowing examination of historical patient resistance data to help identify resistance patterns in patients over time as well as shorten the time period between sample submission and the reporting of results.

In 2003 and 2004, the Company was awarded a total of five grants totaling more than $5 million over the next three years. These grants will help support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics.

With respect to reimbursement, over 75% of HIV/AIDS patients in the US are now estimated to have access to coverage for resistance testing. As of June 30, 2004, 48 state Medicaid programs, including California, Florida, New Jersey and New York, the states with the largest HIV/AIDS patient populations, had favorable coverage policies for drug resistance testing for HIV/AIDS. In addition, Medicare and nearly all private payors, including Aetna, the Blue Cross Blue Shield Association, Humana and United HealthCare, pay for resistance testing. The majority of our payors are currently reimbursing our products at varying levels from 70% to 100% of our list prices. We have an active reimbursement strategy, and educate both private and public payors concerning drug resistance testing in an effort to maximize reimbursement.

The diagnostic testing industry is subject to seasonal fluctuations in operating results and cash flows. Typically, testing volume declines during the summer months, year-end holiday periods and other major holidays, reducing net revenues and operating cash flows below annual averages. Testing volume is also subject to declines in winter months due to inclement weather, which varies in severity from year to year. The Company anticipates quarterly differences in the revenue growth rate relating to the timing of various clinical studies and seasonal effects observed in patient testing, which in keeping with the historical trend we expect to be most noticeable in the first quarter.

PLAN OF MERGER AND REORGANIZATION WITH ACLARA BIOSCIENCES, INC.

On May 28, 2004, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with ACLARA BioSciences, Inc., a Delaware corporation (“ACLARA”). The completion of this merger transaction is subject to several conditions, including (i) approval by holders of a majority of the outstanding shares of common stock of ACLARA, (ii) approval of the issuance of common stock by a majority of the votes cast on such proposal at the stockholders meeting held to vote for such approval, and (iii) approval of an amendment to our Amended and Restated Certificate of Incorporation, to increase the number of shares of common stock authorized, by holders of a majority of the outstanding shares of our common stock.

Under the terms of the Merger Agreement, each outstanding share of ACLARA common stock will be exchanged for 1.7 shares of our common stock and 1.7 Contingent Value Rights (“CVR”). The CVR’s will be governed by a Contingent Value Rights Agreement to be executed by us.

Costs associated with this merger transaction include fees for financial advisors, attorneys and accountants, filing fees and financial printing costs. We currently expect to incur approximately $4.6 million in costs, approximately $2.5 million of which are not contingent on the completion of the transaction. As of June 30, 2004, we incurred approximately $1.7 million of costs which has been recorded to other assets. Contingent upon completion of the merger, transaction costs would be included in the allocation of purchase price based on the fair value of assets acquired, the fair value of in-process research and development and other intangibles, and the fair value of liabilities assumed as of the date that the acquisition is consummated.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates. See Note 1 to the financial statements for further discussion. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

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

Accounts Receivable

The process for estimating the collectibility of receivables involves significant assumptions and judgments. Billings for services under third-party payor programs are recorded as revenue net of allowances for differences between amounts billed and the estimated receipts under such programs. Adjustments to the estimated receipts, based on final settlement with the third-party payors, are recorded upon settlement as an adjustment to net revenue.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2004 and 2003

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Patient testing	$6,451	$6,101	$12,225	$11,395
Pharmaceutical company testing	2,283	1,685	5,149	2,942

Product revenue	8,734	7,786	17,374	14,337
Contract revenue	493	167	875	584

Total revenue	$9,227	$7,953	$18,249	$14,921

Revenue. Revenue was $9.2 million and $18.2 million for the three and six months ended June 30, 2004, compared to $8.0 million and $14.9 million for the corresponding periods in 2003. The increase was primarily attributable to growth in the HIV resistance testing market and demand for our PhenoSense HIV, PhenoSense GT and GeneSeq HIV products for patient and pharmaceutical testing. Contract revenue consists of revenue from NIH research grants and commercial assay development, and other non-product revenue. In 2003, we were awarded four Small Business Innovation Research (“SBIR”) grants from the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the U.S. National Institutes of Health. In 2004, we were awarded one new SBIR grant from the NIAID, for a total of five grants totaling more than $5 million over the next three years. These grants will help support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics. We believe increased demand for existing and new products will be the primary factors contributing to an increased level of sales in 2004 as compared to 2003. We anticipate quarterly differences in the revenue growth rate due to timing of various clinical studies for pharmaceutical customers and the seasonal effects observed in patient testing, which have historically occurred in the first quarter.

Cost of product revenue. Cost of product revenue was $4.5 million and $8.9 million for the three and six months ended June 30, 2004, compared to $4.3 million and $8.1 million for the corresponding periods in 2003. The increase was primarily due to the higher volume of testing. Included in these costs are materials, supplies, labor and overhead related to product revenue. Gross margin on product revenue increased to 49% for the three and six months ended June 30, 2004 compared to 45% and 44% for the corresponding periods in 2003. The increase is primarily due to improved efficiencies in laboratory operations and economies of scale as well as increased contribution from pharmaceutical revenue, which contributed slightly, during the period. We anticipate that gross margin on our product revenue will continue to improve as revenue increases and further operational efficiencies and economies of scale are achieved.

Research and development. Research and development expense was $1.6 million and $3.0 million for the three and six months ended June 30, 2004, compared to $1.1 million and $2.4 million for the corresponding periods in 2003. Total research and development expenses included costs associated with contract revenue as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
NIH Grants:
HIV assays	$373	—	$647	—
HIV Database	47	—	86	—
HCV assay	73	—	142	—
Commercial assay development and other projects	—	$145	—	$335

Total	$493	$145	$875	$335

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

The following summarizes our products and products in development:

Estimated Completion
PhenoSense HIV, a phenotypic HIV Resistance test
Pharmaceutical and patient testing	Completed
GeneSeq HIV, a genotypic HIV Resistance test
Pharmaceutical and patient testing	Completed
PhenoSense GT, a combination phenotype/genotype HIV Resistance test
Pharmaceutical and patient testing	Completed
Replication Capacity HIV, a measurement of viral fitness(1)
Pharmaceutical and patient testing	Completed
PhenoScreen, a high-throughput screening assay
Pharmaceutical testing	Completed
PhenoSense HIV Antibody Neutralization for Vaccine Development
Pharmaceutical testing	Completed
PhenoSense HIV Entry, for the assessment of entry inhibitor resistance (2)
Pharmaceutical testing	Completed
Patient testing(6)	2004
GeneSeq HIV Entry, for the assessment of entry inhibitor resistance (2)
Pharmaceutical testing	Completed
PhenoSense HIV Co-Receptor Tropism, an entry assay
Pharmaceutical testing	Completed
Patient testing(4)	2004
PhenoSense and GeneSeq HIV Integrase assays
Pharmaceutical testing	2004
Patient testing(3)	2006
GeneSeq HCV, a genotypic hepatitis C test
Pharmaceutical testing	Completed
Patient testing(3)	2005
PhenoSense HCV, a phenotypic hepatitis C test
Pharmaceutical testing	2005
Patient testing(3)	2006
GeneSeq HBV, a genotypic hepatitis B test
Pharmaceutical testing	Completed
Patient testing	(5)
PhenoSense HBV, a phenotypic hepatitis B test
Pharmaceutical testing	(5)
Patient testing	(5)

(1)	Currently offered free of charge on phenotypic reports, in the future may be offered as a stand-alone product.
(2)	This test may be incorporated into one of our existing products or possibly offered as a stand-alone product.
(3)	This test is expected to be offered after more pharmaceutical drugs are available for patient use and based on demand for the product.
(4)	This test was validated in May 2004 for use in clinical trials, and is expected to be subsequently offered to patients based on demand for the product.
(5)	The timing of estimated completion is under evaluation and is dependent on securing NIH grants and/or other research and development funding as well as demand for the product.
(6)	The phenotypic test for the FDA approved fusion inhibitor drug, Fuzeon, is expected to be validated in 2004 and available for patient use dependent on demand for the product.

Sales and marketing. Sales and marketing expense was $2.8 million and $4.7 million for the three and six months ended June 30, 2004, compared to $2.5 million and $4.3 million for the corresponding periods in 2003. This increase was primarily attributable to the expansion of our sales force and increased marketing programs related to our existing products. We expect sales and marketing expenses in 2004 to increase from 2003 levels primarily due to increase in sales and marketing activities.

General and administrative. General and administrative expense was $1.8 million and $3.8 million for the three and six months ended June 30, 2004, compared to $2.4 million and $4.8 million for the corresponding periods in 2003. The decrease was primarily due to a decrease in fees for professional services and lower non-cash compensation expenses related to the granting of stock and stock options prior to our initial public offering. In addition, the decrease for the three months ended June 30, 2004 is due to lower facility costs resulting from our lease termination in March 2004 as described below. We expect general and administrative expenses in 2004 to decrease slightly from 2003 levels primarily due to lower facility costs and continued leveraging of existing infrastructure, partially offset by an increase in professional, accounting and other fees in order to comply with significant new government imposed procedures, reporting and audit requirements.

Lease termination charge. In March 2004, we terminated a lease for our original laboratory and office space of approximately 25,000 square feet in South San Francisco, California. Under the terms of the lease termination agreement, we recorded a charge of $433,000 primarily related to the termination payment and the write-off of the net carrying value of the related leasehold improvement. This early termination enabled us to eliminate operating expenses related to this lease going forward and reduce our aggregate remaining obligation by approximately half.

Interest income. Interest income was $19,000 and $40,000 for the three and six months ended June 30, 2004, compared to $26,000 and $63,000 for the corresponding periods in 2003. This decrease was primarily due to lower interest rates.

Interest expense. Interest expense was $8,000 and $19,000 for the three and six months ended June 30, 2004, compared to $36,000 and $88,000 for the corresponding periods in 2003. This decrease was primarily due to the payoff of several equipment loans which ended.

Other income. Other income of $52,000 and $104,000 for the three and six months ended June 30, 2003 represents residual income from our lease assignment in 2002.

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

Preferred stock dividend. We recorded a preferred stock dividend of $0.1 million for the three and six months ended June 30, 2004, compared to $0.5 million and $1.0 million for the corresponding periods in 2003. The Series A Preferred Stock issued in 2001 bears an initial 6% annual dividend rate, payable twice a year in shares of common stock, which increases to an 8% annual rate on the fourth such payment, and then increases by 2 percentage points every six months thereafter up to a maximum annual rate of 14%. The Series C Preferred Stock bore an initial 8% annual dividend rate, payable quarterly. In December 2003, we elected to convert all Series C Convertible Preferred Stock then outstanding into common stock.

LIQUIDITY AND CAPITAL RESOURCES

We expect our available cash and cash equivalents, short-term investments and short-term restricted cash of $10.1 million at June 30, 2004, funds provided by the sale of our products, contract revenue, and borrowing under equipment financing arrangements will enable us to maintain our current research and development, marketing, production and general administrative activities related to HIV drug resistance testing in the United States through at least December 31, 2005, assuming revenue reaches projected levels and cost containment measures continue to be effective. In addition, we plan to continue to evaluate various strategic opportunities, including among others, research and development collaborations, international alliances and marketing partnerships.

We have funded our operations since inception primarily through public and private sales of common and preferred stock, equipment financing arrangements, product revenue and contract revenue. Assuming our product revenue, contract revenue, and cost containment measures continue in a positive trend, we do not foresee additional significant long term capital funding requirements. Although we expect our operating and capital resources will be sufficient to meet future requirements, we may have to raise additional funds to continue the development and commercialization of future technologies and our business operations in general. These funds may not be available on favorable terms, or at all. If adequate funds are not available on commercially reasonable terms, we may be required to curtail operations significantly or sell significant assets and may not be able to continue as a going concern. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.

Net cash provided by operating activities was $1.0 million for the six months ended June 30, 2004. Net cash used in operating activities was $2.0 million for the six months ended June 30, 2003. Cash flows from operating activities can vary significantly due to various factors including changes in accounts receivable, accrued liabilities and deferred revenue related to new arrangements with customers. The average collection period of our accounts receivable as measured in days sales outstanding (DSO) can vary and is dependent on various factors, including the type of revenue (i.e. patient testing, pharmaceutical company testing or contract revenue), the payment terms related to those revenues, and whether the related revenue was recorded at the beginning or ending of a period.

Net cash used in investing activities of $0.7 million for the six months ended June 30, 2004 resulted primarily from incurring transaction costs associated with our merger with ACLARA of $0.4 million, capital expenditures of $0.4 million and costs associated with acquiring other assets, partially offset by $0.3 million in proceeds from maturities and sales of short-term investments. Net cash used in investing activities of $0.6 million for the six months ended June 30, 2003 resulted from capital expenditures and costs associated with acquiring other assets.

Net cash used in financing activities of $2,000 and $203,000 for the six months ended June 30, 2004 and 2003, respectively, resulted primarily from payments on loans and capital lease obligations, partially offset by proceeds from common stock issuance of $0.4 million and $1.1 million for the six months ended June 30, 2004 and 2003, respectively.

At June 30, 2004, we leased one building which covers 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides us with an option to extend the term for an additional ten years. In addition, at June 30, 2004, we subleased approximately 14,000 square feet in South San Francisco, California. This sublease expires on December 31, 2004.

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

In June 2002, we assigned a lease of excess laboratory and office space and transferred ownership through the sale of related leasehold improvements and equipment to a third party. We received net proceeds from the lease assignment of $3.8 million, resulting in a net gain of $0.3 million which is included in accrued liabilities and other long-term liabilities and is recognized as other income over the sublease term. In the event of default by the assignee, we would be contractually obligated for payments under the lease of: $0.6 million in 2004; $1.4 million in 2005; $1.5 million in 2006; $1.5 million in 2007; $1.5 million in 2008; and $3.9 million from 2009 to 2011.

At June 30, 2004, our contractual obligations for the next five years and thereafter, excluding the lease assignment guarantee discussed above, are as follows:

	Payments Due By Period
	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
	(In thousands)
Operating leases	$1,134	$1,964	$2,071	$1,064	$6,233
Capital leases	205	28	15	—	248

Total	$1,339	$1,992	$2,086	$1,064	$6,481

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

We have experienced significant losses each year since our inception. We may incur additional losses, and expect that we would incur additional losses following the completion of the pending transaction with ACLARA. We experienced net losses applicable to common stockholders of approximately $2.8 million in the six month period ended June 30, 2004, $9.3 million for the year ended December 31, 2003 and $33.3 million for the year ended December 31, 2002. As of June 30, 2004, we had an accumulated deficit of approximately $108.9 million. We may continue to incur losses primarily as a result of spending related to:

•	Expanding patient and pharmaceutical company sample processing capabilities

•	Research and product development costs

•	Sales and marketing activities

•	Additional clinical laboratory and research space and other necessary facilities

•	General and administrative costs

If our history of losses continues, our stock price may fall and you may lose part or all of your investment.

Our stockholders will experience substantial additional dilution if our shares of preferred stock or their related warrants are converted into or exercised for shares of common stock. As of June 30, 2004, our outstanding shares of preferred stock and related warrants were convertible into or exercisable for up to an aggregate of 14,811,578 shares of common stock, or approximately 28% of the number of shares of outstanding common stock.

As of June 30, 2004, we had 53,636,768 shares of common stock outstanding. However, as of June 30, 2004, we also had outstanding the following shares of preferred stock and related warrants:

•	274 shares of Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), convertible into 2,468,468 shares of common stock (not including the conversion of accrued but unpaid premiums)

•	warrants issued to the purchasers of our preferred stock in connection with our preferred stock financings to purchase 12,343,110 shares of common stock

We will not receive payment or other consideration for the issuance of shares of common stock upon conversion of the Series A Preferred Stock. Most of the warrants listed above have net exercise provisions, which, if elected as the method of exercise by the holder of the warrant, cause us to not receive cash consideration for the issuance of shares of common stock upon exercise. Together, the common shares reserved for issuance upon conversion of the Series A Preferred Stock and upon exercise of the warrants referenced above, represent approximately 14,811,578 shares of common stock, or 28% of the outstanding shares of our common stock at June 30, 2004, all of which are issuable for an approximate weighted-average effective price of $1.15 per share.

The number of shares of common stock that we may be required to issue upon conversion of the Series A Preferred Stock, and exercise of the warrants granted to purchasers of our Series A Preferred Stock in connection with the issuance thereof, can increase substantially upon the occurrence of several events, including if:

•	We issue shares of stock (with certain exceptions) for an effective price less than the conversion price of the Series A Preferred Stock or the related warrants (each $1.11 as of June 30, 2004)

•	We fail to have sufficient shares of common stock reserved to satisfy conversions, exercises and other issuances

•	We fail to honor requests for conversion, or notify any holder of Series A Preferred Stock of our intention not to honor requests for conversion

•	We fail to issue shares upon exercise of the warrants

•	We fail to redeem any shares of Series A Preferred Stock when required

We are also obligated to issue additional shares of common stock every six months to the holders of the Series A Preferred Stock as “premium payments.” As of June 30, 2004, these issuances equaled about 245 shares of common stock for every share of Series A Preferred Stock outstanding at the time the issuance is made. This number of shares will increase every six months, by about 40 shares of common stock for each share of Series A Preferred Stock, up to a maximum of about 285 shares of common stock for every share of Series A Preferred Stock. All of the previous share totals are based upon an assumed stock price of $2.45, which was the closing price of our stock on the Nasdaq National Market on June 30, 2004, but the actual number of shares will be based upon our stock price from time to time as of the payment dates. If the 274 shares of the Series A Preferred Stock outstanding as of June 30, 2004 remain outstanding for five years following such date, we will be required to issue as premium payments an additional 771,673 shares of common stock (again based on an assumed stock price of $2.45) to holders of the Series A Preferred Stock, which is 1.4% of the shares of common stock outstanding as of June 30, 2004. We do not receive payment or other consideration for these issuances.

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

The issuance of shares of our common stock to ACLARA stockholders in the pending merger transaction will substantially reduce the percentage interests of our current stockholders.

If the transaction is completed, approximately 62 million shares of our common stock will be issued to ACLARA stockholders, and former ACLARA stockholders will own, in the aggregate, approximately 48% of the combined company, assuming the conversion of our outstanding preferred stock, and the exercise of all our outstanding warrants and our and ACLARA’s stock options. The issuance of approximately 62 million shares of our common stock to ACLARA stockholders will cause a significant reduction in the relative percentage interests of our current stockholders in earnings, voting, liquidation value and book and market value. The issuance of additional shares of our common stock in future transactions would also reduce the percentage interests of stockholders in the combined company.

We may not realize the benefits we expect from the pending merger with ACLARA.

The integration of ViroLogic and ACLARA will be complex, time consuming and expensive, and may disrupt our business. After the merger, ViroLogic will need to overcome significant challenges in order to realize any benefits or synergies from the proposed merger. These challenges include the timely, efficient and successful execution of a number of post-transaction integration activities, including:

•	integrating the operations and technologies of the two companies;

•	successfully completing the development of ACLARA’s eTag™ technology and developing commercial products based on that technology;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of both companies and attracting additional customers;

•	utilizing ViroLogic’s existing sales channels to sell new products into new markets;

•	retaining strategic partners of each company and attracting new strategic partners; and

•	implementing and maintaining uniform standards, controls, processes, procedures, policies and information systems.

The process of integrating operations and technology could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations and technology could have an adverse effect on the business, results of operations or financial condition of the combined company. Furthermore, the execution of these post-transaction integration activities will involve considerable risks and may not be successful. These risks include:

•	the potential strain on the combined company’s financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of the operations, technology and other resources of the two companies;

•	the impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel;

•	greater than anticipated costs and expenses related to restructuring, including employee severance and costs related to vacating leased facilities; and

•	potential unknown liabilities associated with the transaction and the combined operations.

We may not succeed in addressing these risks or any other problems encountered in connection with the transaction. The inability to successfully integrate the operations, technology and personnel of ViroLogic and ACLARA, or any significant delay in achieving integration, could have a material adverse effect on the combined company after the transaction and, as a result, on the market price of ViroLogic common stock.

We may be obligated to redeem our Series A Preferred Stock.

Holders of our Series A Preferred Stock have the right, under certain circumstances, to require us to redeem for cash all of the preferred stock that they own. The redemption price for the Series A Preferred Stock is the greater of (i) 115% of the original purchase price plus 115% of any accrued premium payment thereon and (ii) the aggregate fair market value of the shares of common stock into which such shares of Series A Preferred Stock are then convertible. As of June 30, 2004, there were 274 shares of Series A Preferred Stock outstanding, with an aggregate redemption price equal to approximately $3.3 million.

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

As of June 30, 2004, we had available cash and cash equivalents, short-term investments and short-term restricted cash of $10.1 million. We anticipate that our existing capital resources together with funds from the sale of our products, contract revenue and borrowing under equipment financing arrangements will enable us to maintain our current research and development, marketing, production and general administrative activities related to HIV drug resistance testing in the United States through at least December 31, 2005. However, we may need additional funding sooner than that. To the extent operating and capital resources are insufficient to meet our obligations, including lease payments and future requirements, we will have to raise additional funds to continue the development, commercialization and expansion of our technologies. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, we cannot guarantee that additional financing, in any form, will be available at all, or on terms acceptable to us. If we sell equity or convertible debt securities to raise additional funds, our existing stockholders may incur substantial dilution and any shares so issued will likely have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common and preferred stock. In the event financing is not available in the time frame required, we will be forced to reduce our operating expenses, curtail sales and marketing activities, reschedule research and development projects or delay, scale back or eliminate some or all of our activities. Further, we might be required to sell certain of our assets or obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize ourselves. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could make it difficult or impossible to implement our long-term business plans or could affect our ability to continue as a going concern.

Our testing products may not achieve market acceptance, which could limit our future revenue.

Our ability to establish phenotypic resistance testing as the standard of care to guide and improve the treatment of viral diseases will depend on physicians’ and clinicians’ acceptance and use of phenotypic resistance testing. Phenotypic resistance testing is still relatively new. We cannot predict the extent to which physicians and clinicians will accept and use phenotypic resistance testing. They may prefer competing technologies and products. The commercial success of phenotypic resistance testing will require demonstrations of its advantages and potential economic value in relation to the current standard of care, as well as to competing products. We have introduced two products using our proprietary PhenoSense technology, PhenoSense HIV and PhenoSense GT, which we began actively marketing in November 1999 and November 2001, respectively. We are still in the early stages of development of new products applying our PhenoSense technology to other viral diseases. If PhenoSense HIV or PhenoSense GT is not accepted in the marketplace, our ability to sell other PhenoSense products would be undermined. Market acceptance will depend on:

•	Our marketing efforts and continued ability to demonstrate the utility of PhenoSense in guiding anti-viral drug therapy, for example, through the results of retrospective and prospective clinical studies.

•	Our ability to demonstrate the advantages and potential economic value of our PhenoSense testing products over current treatment methods and other resistance tests.

•	General and industry-specific economic conditions, which may affect our pharmaceutical customers’ research and development and clinical trial expenditures and the use of our PhenoSense products. For example, in July 2004, we announced that a pharmaceutical customer had postponed the start of a significant, late-stage clinical trial, which impacted our expectations regarding the fiscal period in which the associated testing revenue would be recognized, and that we had experienced slower than expected growth in patient testing in the first half of 2004.

•	Changes in the cost, quality and availability of equipment, reagents and components required to manufacture or use our PhenoSense products System and other future testing product candidates.

•	The development by the pharmaceutical industry of targeted medicines for specific patient populations, the success of these targeted medicines in clinical trials and the adoption of our technological approach in these development activities.

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

Billing for laboratory services is complex. Laboratories must bill various payors, such as Medicare, Medicaid, insurance companies, doctors, employer groups and patients, all of whom have different requirements. Billing difficulties often result in a delay in collecting, or ultimately an inability to collect, the related receivable. This impairs cash flow and ultimately reduces profitability if we are required to record bad debt expense for these receivables. ViroLogic recorded bad debt expense of $0.1 million for the six month period ended June 30, 2004 and $0.1 million, $0.6 million and $0.6 million for the years ended 2003, 2002 and 2001, respectively. Most of the bad debt expense is the result of noncredit related issues, primarily missing or incorrect billing information on requisitions. We perform the requested tests and report test results regardless of incorrect or missing billing information. We subsequently attempt to obtain any missing information and rectify incorrect billing information received from the healthcare provider. Missing or incorrect information on requisitions slows the billing process, creates backlogs of unbilled requisitions and generally increases the aging of accounts receivable. Among many other factors complicating billing are:

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

In order to meet future projected demand for our products and fully utilize our current clinical laboratory facilities, we estimate that we will have to continue to expand the volume of patient samples that we are able to process. We are also continuing to develop our quality-control procedures and to establish more consistency with respect to test turnaround so that results are delivered in a timely manner. Thus, we need to continue to develop and implement additional automated systems to perform our tests. We have installed several information systems over the past few years, including enterprise resource and laboratory information systems, to support the automated tests, analyze the data generated by our tests and report the results. If these systems do not work effectively as we scale up our processing of patient samples, we may experience processing or quality-control problems and we may experience delays or failures in our operations. These problems, delays or failures could adversely impact the promptness and accuracy of our transaction processing, which could impair our ability to grow our business, generate revenue and achieve and sustain profitability. We have experienced periods during which processing of our test results was delayed. In the fourth quarter of 2003, we completed an automation project, the implementation of which resulted in a temporary backlog of approximately $0.5 million at December 31, 2003. These backlogged samples were completed and corresponding revenue recorded in the first quarter of 2004. While to date we have not experienced any adverse impact on our business as a result of these delays, and are taking steps to minimize the likelihood of any recurrence of the delays, future delays and backlog may nevertheless occur, resulting in the loss of customers and/or revenue.

We face intense competition, and if our competitors’ existing products or new products are more effective than our products, the commercial opportunity for our products will be reduced or eliminated.

The commercial opportunity for our products will be reduced or eliminated if our competitors develop and market new testing products that are superior to, or are less expensive than, our phenotypic and/or genotypic resistance testing products we develop using our proprietary technology. The biotechnology industry evolves at a rapid pace and is highly competitive. Our major competitors include manufacturers and distributors of phenotypic drug resistance technology, such as Tibotec-Virco (division of Johnson & Johnson) and Specialty Laboratory. We also compete with makers of genotypic tests such as Applied Biosystems Group, Visible Genetics Inc. (division of Bayer Diagnostics) and laboratories performing genotypic testing as well as other genotypic testing referred to as virtual phenotyping. Each of these competitors is attempting to establish its test as the standard of care. Tibotec-Virco’s phenotypic and genotypic tests have been commercially available for a longer time than has PhenoSense HIV or GeneSeq HIV. Genotypic tests are cheaper and generally faster than phenotypic resistance tests. Our competitors may successfully develop and market other testing products that are either superior to those that we may develop or that are marketed prior to marketing of our testing products. One or more of our competitors may render our technology obsolete or uneconomical by advances in existing technological approaches or the development of different approaches. Some of our competitors have substantially greater financial resources and research and development staffs than we do. In addition, some of our competitors have significantly greater experience in developing products, and in obtaining the necessary regulatory approvals of products and processing and marketing products.

We derive a significant portion of our revenues from a small number of customers and our revenues may decline significantly if any major customer cancels or delays a purchase of our products.

Our revenues to date and for the foreseeable future consist largely of sales of our PhenoSense products. In 2003, we had no customers that represented more than 10% of our total revenue. However, in 2002, one customer, Quest Diagnostics Incorporated, represented 10% of our total revenue. In the quarter ended June 30, 2004 Quest Diagnostics represented approximately 10% of our revenue and it is likely that we will have significant customer concentration in the future. Our customers are not typically required to purchase tests from us under long-term contracts, and may stop ordering tests from us at any time. The loss of any major customer, a slowdown in the pace of increasing physician and physician group sales as a percentage of sales, or the delay of significant orders from any significant customer, even if only temporary, could have a significant negative impact on our revenues and our ability to fund operations from revenues, generate cash from operations or achieve profitability.

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

We currently have 19 issued patents and 113 pending applications for additional patents, including international counterparts to our U.S. patents and foreign applications and counterparts. We have licensed seven patents under the Roche license discussed above. These patents cover a broad range of technology applicable across our entire current and planned product line. Other companies may have patents or patent applications relating to products or processes similar to, competitive with or otherwise related to our products. Patent law relating to the scope of claims in the technology fields in which we operate, including biotechnology and information technology, is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we will prevail in any lawsuits regarding the enforcement of patent rights or that, if successful, we will be awarded commercially valuable remedies. In addition, it is possible that we will not have the required resources to pursue offensive litigation or to otherwise protect our patent rights. In addition to patent protection, we rely on protection of trade secrets, know-how and confidential and proprietary information. We generally enter into confidentiality agreements with our employees, consultants and collaborative partners upon commencement of a relationship with them. However, we cannot assure you that these agreements will provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information or that adequate remedies would exist if unauthorized use or disclosure were to occur. The exposure of our trade secrets and other proprietary information would impair its competitive advantages and could have a material adverse effect on our operating results, financial condition and future growth prospects. Further, we cannot assure you that others have not or will not independently develop substantially equivalent know-how and technology.

In addition, there is a risk that some of our confidential information could be compromised during the discovery process of any litigation. During the course of any lawsuit, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could have a substantial negative effect on the trading price of our common stock.

Our products could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we are not successful defending any such litigation or we cannot obtain necessary licenses, could cause us to pay substantial damages and prohibit us from selling our products.

Our commercial success depends upon our ability to develop, manufacture, market and sell our products and use our proprietary technologies without infringing the proprietary rights of others. Companies in our industry typically receive a higher than average number of claims and threatened claims of infringement of intellectual property rights, and numerous U.S. and foreign issued patents and pending patent applications owned by others exist in HIV, HCV, HBV and the other fields in which we are selling and/or developing products. We may be exposed to future litigation by third parties based on claims that our products, technologies or activities infringe the intellectual property rights of others. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our products or technologies may infringe. There also may be existing patents, of which we are not aware, that our products or technologies may inadvertently infringe. Further, there may be issued patents and pending patent applications in fields relevant to our business, of which we may become aware from time to time, that we believe we do not infringe or that we believe are invalid or relate to immaterial portions of our overall business. We cannot assure you that third parties holding any of these patents or patent applications will not assert infringement claims against us for damages or seeking to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor. Third parties have from time to time threatened to assert infringement or other intellectual property claims against us based on their patents or other intellectual property rights or inform us that they believe we required one or more licenses in order to perform certain of our tests. For instance, we have recently been informed by Bayer Diagnostics, or Bayer, that it believes we require one or more licenses to patents controlled by Bayer in order to conduct certain of our current and planned operations and activities. We, in turn, believe that Bayer may require one or more licenses to patents controlled by us. Although we believe that we do not need a license from Bayer, we are in discussions with Bayer concerning the possibility of entering into a cross-licensing arrangement, and believe that if necessary, licenses from Bayer would be available to us on commercial terms. However, in the future we may have to pay substantial damages, possibly including treble damages, for infringement if it is ultimately determined that our products infringe a third party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit will take significant time, and may be expensive and divert management attention from other business concerns.

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

Our business operations and the operation of our clinical laboratory facility are subject to stringent regulations and if we are unable to comply with them, we may be prohibited from accepting patient samples or may incur additional expense to attain and maintain compliance, which would have an adverse impact on ViroLogic’s revenue and profitability.

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

Clinicians, patients and others may at times seek damages from us if drugs are incorrectly prescribed for a patient based on testing errors or similar claims. Although we have obtained product liability insurance coverage, of up to $6 million, and expect to continue to maintain product liability insurance coverage, we cannot guarantee that liability insurance will continue to be available to us on acceptable terms or that our coverage will be sufficient to protect us against all claims that may be brought against us. We may incur significant legal defense expenses in connection with a liability claim, even one without merit or for which we have coverage.

We may have difficulty managing our growth and attracting and retaining skilled personnel, which could hinder our commercial efforts and impair our ability to compete.

If our management is unable to manage our growth effectively, it is possible that our systems and our facilities may become inadequate. Our success also depends on our continued ability to attract and retain highly qualified management and scientific personnel. If we cannot successfully attract and retain qualified personnel, our research and development efforts could be hindered and our ability to run our business effectively and compete with others in our industry will be harmed. With the exception of William Young, our CEO, we do not have employment agreements with any of our employees, and we do not maintain “key man” insurance for any employee. We consider William Young and Christos J. Petropoulos, Ph.D., Vice President, Research and Development, to be key to the management of our business and operations. If any of our key employees were to leave, we may incur significant costs searching for a replacement. Any of our key personnel could terminate their employment at any time and without notice. In addition, we have entered into severance agreements with our officers that would, in some instances, require us to pay severance to such officers upon the termination of their employment. We are not aware that any key employee has plans to retire or leave in the near future.

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

We rely on a single clinical laboratory facility to process patient samples for our tests, which are received via delivery service or mail, and have no alternative facilities. We will also use this facility for conducting other tests we develop, and even if we move into different or additional facilities they will likely be in close proximity to our current clinical laboratory. Our clinical laboratory and some pieces of processing equipment are difficult to replace and could require substantial replacement lead-time. Our processing facility may be affected by natural disasters such as earthquakes and floods. Earthquakes are of particular significance since our clinical laboratory is located in South San Francisco, California, an earthquake-prone area. Our laboratory and equipment are insured up to $18 million against loss or damage in the event of a fire but not in the event of a flood or an earthquake. We also have business interruption insurance that provides coverage up to $20 million for business losses related to fire. Our insurance coverage may not be adequate to cover total losses incurred in a fire. However, even if covered by insurance, in the event our existing clinical laboratory facility or equipment is affected by natural disasters, we would be unable to process patient samples and meet customer demands or sales projections. If our patient sample processing operations were curtailed or ceased, we would not be able to perform our tests, which would reduce our revenues, and may cause us to lose the trust of our customers or market share.

We use hazardous chemicals and biological materials in its business, and any claims relating to any alleged improper handling, storage, use or disposal of these materials could adversely harm its business.

Our research and development and manufacturing processes involve the use of hazardous materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We will not be able to eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We do not maintain insurance coverage for damage caused by accidental release of hazardous chemicals, or exposure of individuals to hazardous chemicals off of our premises. We could be subject to damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. In addition, claimants may sue us for injury or contamination that results from its use, or the use by third parties, of these materials, and our liability under a claim of this nature may exceed our total assets. Compliance with environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development or production efforts.

Concentration of ownership among some of our stockholders may prevent other stockholders from influencing significant corporate decisions.

At June 30, 2004, approximately 38% of our common stock was beneficially held by a small number of stockholders including our directors, entities affiliated with our directors and former directors, our executive officers and all those known by us to be beneficial owners of more than five percent of our common stock. The most significant of these stockholders in terms of ownership are BB Biotech AG, Zesiger Capital Group LLC, Perry Corporation and William Young. In addition, our Series A Preferred Stock is held by a small number of stockholders, some of who also own shares of our common stock and could acquire significant additional shares of common stock by converting shares of preferred stock. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in our control at a premium price if these stockholders oppose it. There are also certain approval rights of the Series A Preferred Stock, and the few holders of those shares could prevent certain important corporate actions by not approving those actions.

Whether or not the merger transaction with ACLARA is completed, we will incur substantial costs

We will incur substantial costs related to the merger transaction with ACLARA whether or not the transaction is completed. These costs include fees for financial advisors, attorneys and accountants, filing fees and financial printing costs. We currently expect to incur approximately $4.6 million in costs, approximately $2.5 million of which are not contingent on the completion of the transaction. In addition, if either party terminates the merger agreement, it may be obligated to pay a termination fee and expenses to the other party, totaling $6.5 million, under certain circumstances.

Failure to complete the merger transaction with ACLARA could negatively affect our stock prices and future business and operations.

If the merger transaction with ACLARA is not completed for any reason, the price of our common stock may decline to the extent that the current market prices of our common stock reflects a positive market assumption that the transaction will be completed. In addition, if the merger agreement is terminated, we may be unable to find a third party willing to engage in a similar transaction on terms as favorable as those set forth in the merger agreement, or at all. This could limit our ability to pursue its strategic goals and make it difficult to retain and attract key employees in an atmosphere of increased uncertainty.

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

We could adopt a stockholder rights plan, commonly referred to as a “poison pill,” at any time without seeking the approval of our stockholders. Stockholder rights plans can act through a variety of mechanisms, but typically would allow our board of directors to declare a dividend distribution of preferred share purchase rights on outstanding shares of our common stock. Each such share purchase right would entitle our stockholders to buy a newly created series of preferred stock in the event that the purchase rights become exercisable. The rights would typically become exercisable if a person or group acquires over a predetermined portion of our common stock or announces a tender offer for more than a predetermined portion of our common stock. Under such a stockholder rights plan, if we were acquired in a merger or other business combination transaction which had not been approved by its board of directors, each right would entitle its holder to purchase, at the right’s then-current exercise price, a number of the acquiring company’s common shares at a price that is preferential to the holder of the right. If adopted by our board of directors, a stockholder rights plan may have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us.

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

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, and have concluded based on that evaluation that those disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

None.

Item 2. Changes In Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	None.

(b)	None.

(c)	None.

(d)	None.

(e)	None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Caption

2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of May 28, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

10.1 *	Referral Testing Agreement Between Virologic, Inc. and Quest Diagnostics Incorporated, dated April 1, 2004

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

99.1(2)	Form of Contingent Value Rights Agreement between ViroLogic, Inc. and U.S. Bank National Association, as trustee.

99.2(3)	Registration Rights Agreement dated May 28, 2004 between ViroLogic, Inc. and Tang Capital Partners, L.P.

*	Confidential treatment requested.

(1)	Incorporated by reference to the similarly described exhibit in ViroLogic, Inc.’s Current Report on Form 8-K filed on June 1, 2004 (File No. 000-30369).
(2)	Incorporated by reference to the similarly described exhibit in ACLARA BioSciences, Inc.’s Current Report on Form 8-K filed on June 1, 2004 (File No. 000-29975).
(3)	Incorporated by reference to the similarly described exhibit in ViroLogic, Inc.’s registration statement on Form S-4 filed on June 30, 2004 (File No. 333-116981).

(b) Reports on Form 8-K

On May 3, 2004, we filed a report on Form 8-K to furnish our earnings release for the first quarter ended March 31, 2004.

On June 1, 2004, we filed a report on Form 8-K to report that we entered into an Agreement and Plan of Merger and Reorganization with Apollo Acquisition Sub, Inc., a Delaware corporation and wholly-owned subsidiary of ViroLogic, Apollo Merger Subsidiary, LLC, a Delaware limited liability company and wholly-owned subsidiary of ViroLogic and ACLARA BioSciences, Inc., a Delaware corporation.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on August 13, 2004.

ViroLogic, Inc.

By:	/s/ William D. Young
William D. Young
Chief Executive Officer
(On Behalf of the Registrant)

/s/ Karen J. Wilson
Karen J. Wilson
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Caption

2.1(1)	Agreement and Plan of Merger and Reorganization, dated as of May 28, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

10.1 *	Referral Testing Agreement Between Virologic, Inc. and Quest Diagnostics Incorporated, dated April 1, 2004

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

99.1(2)	Form of Contingent Value Rights Agreement between ViroLogic, Inc. and U.S. Bank National Association, as trustee.

99.2(3)	Registration Rights Agreement dated May 28, 2004 between ViroLogic, Inc. and Tang Capital Partners, L.P.

*	Confidential treatment requested.
(1)	Incorporated by reference to the similarly described exhibit in ViroLogic, Inc.’s Current Report on Form 8-K filed on June 1, 2004 (File No. 000-30369).
(2)	Incorporated by reference to the similarly described exhibit in ACLARA BioSciences, Inc.’s Current Report on Form 8-K filed on June 1, 2004 (File No. 000-29975).
(3)	Incorporated by reference to the similarly described exhibit in ViroLogic, Inc.’s registration statement on Form S-4 filed on June 30, 2004 (File No. 333-116981).