Form 10-Q
period 2004-09-30
VIROLOGIC INC
filed 2004-11-15
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 12, 2004 there were 53,958,921 shares of the registrant’s common stock outstanding.

VIROLOGIC, INC.

VIROLOGIC, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,240	$8,893
Short-term investments	150	537
Accounts receivable, net of allowance for doubtful accounts of $582 and $643 at September 30, 2004 and December 31, 2003, respectively	5,515	6,165
Prepaid expenses	1,106	700
Inventory	1,071	1,378
Restricted cash	626	426
Other current assets	258	267

Total current assets	15,966	18,366
Property and equipment, net	6,895	8,445
Restricted cash	50	350
Transaction costs related to pending merger	1,998	—
Other assets	1,538	1,217

Total assets	$26,447	$28,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,322	$1,556
Accrued compensation	806	862
Accrued liabilities	2,419	2,108
Deferred revenue	978	268
Current portion of capital lease obligations	129	401
Current portion of loans payable	548	133

Total current liabilities	7,202	5,328
Long-term portion of capital lease obligations	39	87
Other long-term liabilities	369	382
Redeemable convertible preferred stock, $0.001 par value, 274 shares authorized, designated by series, issued and outstanding at September 30, 2004 and December 31, 2003; aggregate liquidation preference of $2,805 at September 30, 2004	1,994	1,994
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 4,999,726 shares authorized, designated by series, none issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 53,725,527 and 52,608,382 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	54	53
Additional paid-in capital	127,268	126,805
Accumulated other comprehensive income	—	1
Accumulated deficit	(110,479)	(106,272)

Total stockholders’ equity	16,843	20,587

Total liabilities and stockholders’ equity	$26,447	$28,378

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Product revenue	$7,977	$8,759	$25,351	$23,096
Contract revenue	645	366	1,520	950

Total revenue	8,622	9,125	26,871	24,046
Operating costs and expenses:
Cost of product revenue	4,186	4,403	13,077	12,490
Research and development	1,618	1,090	4,611	3,525
Sales and marketing	2,406	1,990	7,148	6,301
General and administrative	2,019	2,113	5,849	6,954
Lease termination charge	—	—	433	—

Total costs and expenses	10,229	9,596	31,118	29,270

Operating loss	(1,607)	(471)	(4,247)	(5,224)
Interest income	24	22	64	85
Interest expense	(5)	(32)	(24)	(120)
Other income	—	52	—	156

Net loss	(1,588)	(429)	(4,207)	(5,103)
Deemed dividend to preferred stockholders	—	—	—	(2,155)
Preferred stock dividend	(91)	(413)	(236)	(1,386)

Loss applicable to common stockholders	$(1,679)	$(842)	$(4,443)	$(8,644)

Basic and diluted loss per common share	$(0.03)	$(0.02)	$(0.08)	$(0.28)

Weighted-average shares used in computing basic and diluted loss per common share	53,672	34,365	53,435	30,809

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net loss	$(4,207)	$(5,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,031	2,470
Loss on disposal of property and equipment related to lease termination	108	—
Stock-based compensation	52	258
Amortization of deferred gain on lease assignment	—	(156)
Changes in assets and liabilities
Accounts receivable	650	(185)
Prepaid expenses	(406)	(370)
Inventory	307	(7)
Other current assets	9	(217)
Accounts payable	471	286
Accrued compensation	(56)	325
Accrued liabilities	59	(449)
Deferred revenue	710	(320)
Long-term deferred rent	(13)	(31)

Net cash used in operating activities	(285)	(3,499)

INVESTING ACTIVITIES
Purchases of short-term investments	(6)	(4,576)
Maturities and sales of short-term investments	392	4,621
Capital expenditures	(589)	(375)
Restricted cash	100	(69)
Transaction costs related to pending merger	(1,418)	—
Other assets	(321)	(365)

Net cash used in investing activities	(1,842)	(764)

FINANCING ACTIVITIES
Proceeds from loans payable	548	238
Principal payments on loans payable	(133)	(442)
Payments on capital lease obligations	(320)	(803)
Net proceeds from issuance of common stock	379	2,882
Expenses relating to issuance of preferred stock	—	(423)

Net cash provided by financing activities	474	1,452

Net decrease in cash and cash equivalents	(1,653)	(2,811)
Cash and cash equivalents at beginning of period	8,893	10,559

Cash and cash equivalents at end of period	$7,240	$7,748

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared by ViroLogic, Inc., also referred to as the Company, we, us, or our, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other future periods. The condensed balance sheet as of December 31, 2003 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report to Stockholders on Form 10-K for the year ended December 31, 2003.

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

Accounts Receivable

The process for estimating the collectibility of receivables involves significant assumptions and judgments. Billings for services under third-party payor programs are recorded as revenue net of allowances for differences between amounts billed and the estimated receipts under such programs. Adjustments to the estimated receipts, based on final settlement with the third-party payors, are recorded upon settlement as an adjustment to net revenue. In addition, the Company reviews and estimates the collectibility of receivables based on the period of time such receivables have been outstanding. Historical collection and payor reimbursement experience is an integral part of the estimation process related to the allowance for doubtful accounts. Adjustments to the allowance for doubtful accounts estimate are included in general and administrative expenses.

Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. If inventory costs exceed expected market value due to obsolescence or lack of demand, reserves are recorded for the difference between the cost and the market value. These reserves are based on estimates. Inventory consists of the following:

	September 30, 2004	December 31, 2003
	(In thousands)
Raw materials	$622	$832
Work in process	449	546

Total	$1,071	$1,378

Stock-Based Compensation

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock-Based Compensation” (“APB 25”) to account for employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Deferred compensation, if recorded, is amortized using the graded vesting method. Statement of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”) requires the disclosure of pro forma information regarding net loss and loss per common share as if the Company had accounted for its stock options under the fair value method.

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

At September 30, 2004, the Company had two stock-based employee compensation plans: the 2000 Equity Incentive Plan and the 2000 Employee Stock Purchase Plan. The Company estimates the fair value of these stock options and stock purchase rights at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the three and nine months ended September 30, 2004 and 2003: risk-free interest rate of 2.7% and 2.9% in 2004 and 2003, respectively; a weighted-average expected life of stock options from grant date of four years; a weighted-average expected stock purchase right of six months; volatility factor of the expected market price of the Company’s common stock of 100%; and a dividend yield of zero.

For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of the stock options and stock purchase rights are amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net loss — as reported	$(1,588)	$(429)	$(4,207)	$(5,103)
Add back:
Stock-based compensation expense included in reported net loss	—	22	—	147
Deduct:
Stock-based compensation expense for employee awards determined under SFAS 123	(774)	(621)	(2,166)	(1,509)

Pro forma net loss	(2,362)	(1,028)	(6,373)	(6,465)
Deemed dividend to preferred stockholders	—	—	—	(2,155)
Preferred stock dividend	(91)	(413)	(236)	(1,386)

Pro forma loss applicable to common stockholders	$(2,453)	$(1,441)	$(6,609)	$(10,006)

Loss per common share:
As reported	$(0.03)	$(0.02)	$(0.08)	$(0.28)

Pro forma	$(0.05)	$(0.04)	$(0.12)	$(0.32)

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

In October 2004, the FASB announced that Statement 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The proposed standard would require companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. The Company will evaluate the requirements of the final standard, which is expected to be issued on or around December 15, 2004, to determine the impact on the results of its operations.

2. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income includes certain changes in stockholders’ equity which are excluded from net income (loss). Specifically, unrealized gains and losses on our available-for-sale securities, which are reported separately in stockholders’ equity, are included in accumulated other comprehensive income. Comprehensive income (loss) and its components are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Net loss	$(1,588)	$(429)	$(4,207)	$(5,103)
Changes in unrealized gain on securities available-for-sale, net of tax	—	(3)	(1)	(4)

Comprehensive loss	$(1,588)	$(432)	$(4,208)	$(5,107)

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

Of the 1,625 shares issued in the financing, 274 shares remain outstanding as of September 30, 2004, and the remainder was converted into an aggregate of approximately 7.4 million shares of the Company’s common stock. As a result of the Company’s sale of Series C Preferred Stock in 2002, the conversion price of the Series A Preferred Stock and the exercise price of the warrants issued to the purchasers of the Series A Preferred Stock has each been reduced to $1.11. Accordingly, the 274 shares of Series A Preferred Stock outstanding are convertible into approximately 2.5 million shares of common stock, and the outstanding warrants are exercisable for approximately 12.3 million shares of common stock.

The Series A Preferred Stock bears dividends payable in common stock semi-annually. The dividends were initially set at an annual rate of 6% but increased to an 8% annual rate on the fourth such payment, which was made in 2003, and will increase by 2 percentage points every six months up to a maximum annual rate of 14%. Subject to the limitations described below, the holders of Series A Preferred Stock may elect to convert their shares into the Company’s common stock at any time, just as they may choose to exercise their warrants at any time. Also, subject to the limitations described below, the Company may, at its option, convert the Series A Preferred Stock into common stock at any time if the Company’s stock price exceeds $5.10 per share for 20 consecutive trading days. The Company may also, at its option, convert the Series A Preferred Stock into common stock upon a sale of common stock in a firm commitment underwritten offering to the public if the public offering price exceeds $5.10 per share, the aggregate gross proceeds exceed $40 million and the registration statements covering shares underlying the Series A Preferred Stock are effective.

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

The holders of Series A Preferred Stock have the right to require the Company to redeem all of the Series A Preferred Stock for cash equal to the greater of (i) 115% of their original purchase price plus 115% of any accrued and unpaid dividend or (ii) the aggregate fair market value of the shares of common stock into which such shares of Series A Preferred Stock are then convertible. Series A Preferred Stock is redeemable by the holders in any of the following situations:

•	If the Company fails to remove a restrictive legend on any certificate representing any common stock that was issued to any holder of such series upon conversion of their preferred stock or exercise of their warrant and that may be sold pursuant to an effective registration statement or an exemption from the registration requirements of the federal securities laws;

•	If the Company fails to have sufficient shares of common stock reserved to satisfy conversions of the series;

•	If the Company fails to honor requests for conversion, or if the Company notifies any holder of such series of its intention not to honor future requests for conversion;

•	If the Company institutes voluntary bankruptcy or similar proceedings;

•	If the Company makes an assignment for the benefit of creditors, or applies for or consents to the appointment of a receiver or trustee for the Company or for a substantial part of the Company’s property or business, or such a receiver or trustee shall otherwise be appointed;

•	If the Company sells all or substantially all of its assets;

•	If the Company merges, consolidates or engages in any other business combination (with some exceptions), provided that such transaction is required to be reported pursuant to Item 1 of Form 8-K;

•	If the Company commits a material breach under, or otherwise materially violates the terms of, the transaction documents entered into in connection with the issuance of such series;

•	If the registration statements covering shares of common stock underlying the Series A Preferred Stock and related warrants cannot be used by the respective selling security holders for the resale of all the underlying shares of common stock for an aggregate of more than 30 days;

•	If the Company’s common stock is not tradable on the NYSE, the AMEX, the Nasdaq National Market or the Nasdaq SmallCap market for an aggregate of twenty trading days in any nine month period;

•	If 35% or more of the Company’s voting power is held by any one person, entity or group;

•	If the Company fails to pay any indebtedness in excess of $350,000 when due, or if there is any event of default under any agreement that is likely to have a material adverse effect on the Company; and

•	Upon the institution of involuntary bankruptcy proceedings.

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

The Company initially recorded the Series A Preferred Stock at its fair value on the date of issuance. In accordance with EITF Topic D-98: Classification and Measurement of Redeemable Securities (“EITF Topic D-98”), the Company has elected not to adjust the carrying value of the Series A Preferred Stock to the redemption value of such shares, since it is uncertain whether or when the redemption events described above will occur. Subsequent adjustments to increase the carrying value to the redemption value will be made when it becomes probable that such redemption will occur. As of September 30, 2004, the redemption value of the Series A Preferred Stock was $3.2 million.

Liquidation Preference

The holders of the Series A Preferred Stock are entitled to receive, upon liquidation of the Company, an amount equal to $10,000 per share of Series A Preferred Stock plus all accrued and unpaid premiums thereon. Any assets remaining for distribution following the payment of the preferences to the holders of the Series A Preferred Stock shall be distributed to the holders of the common stock. As of September 30, 2004, the liquidation preference of the Series A Preferred Stock was $2.8 million.

5. COMMITMENTS

At September 30, 2004, the Company leased one building which covers 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides an option to extend the term for an additional ten years. In addition, at September 30, 2004, the Company subleased approximately 14,000 square feet in South San Francisco, California. This sublease was initially scheduled to expire on December 31, 2004.

In March 2004, the Company terminated a lease for its original laboratory and office space of approximately 25,000 square feet in South San Francisco, California. Under the terms of the lease termination agreement, the Company recorded a charge of $433,000 primarily related to the termination payment and the write-off of the net carrying value of the related leasehold improvements.

In June 2002, the Company assigned a lease of excess laboratory and office space and transferred ownership through the sale of related leasehold improvements and equipment to a third party. The Company received net proceeds from the lease assignment of $3.8 million, resulting in a net gain of $0.3 million which was recognized as other income over the initial sublease term. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.3 million in 2004; $1.4 million in 2005; $1.5 million in 2006; $1.5 million in 2007; $1.5 million in 2008 and $3.9 million from 2009 to 2011.

At September 30, 2004, contractual obligations for the next five years and thereafter, excluding the lease assignment guarantee discussed above, are as follows:

	Payments Due By Period
	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
	(In thousands)
Operating leases	$1,041	$1,979	$2,095	$621	$5,736
Capital leases	129	27	12	—	168
Loans payable	548	—	—	—	548

Total	$1,718	$2,006	$2,107	$621	$6,452

In addition, the Company is obligated to pay dividends to the Series A preferred stockholders. See “Capital Stock” note for further discussion.

In November 2004, the Company entered into an amendment to its sublease of office and laboratory space. See “Subsequent Events” note below for further details.

6. PLAN OF MERGER AND REORGANIZATION WITH ACLARA BIOSCIENCES, INC.

On May 28, 2004, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with ACLARA BioSciences, Inc., (“ACLARA”) a Delaware corporation. The completion of this merger transaction is subject to several conditions, including (i) approval by holders of a majority of the outstanding shares of common stock of ACLARA, (ii) approval of the issuance of the Company’s shares of common stock by a majority of the votes cast on such proposal at the stockholders meeting held to vote for such approval, and (iii) approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation, to increase the number of shares of common stock authorized, by holders of a majority of the outstanding shares of common stock of the Company.

Under the terms of the Merger Agreement, each outstanding share of ACLARA common stock will be exchanged for 1.7 shares of ViroLogic common stock and 1.7 Contingent Value Rights (“CVR”). The CVR’s will be governed by a Contingent Value Rights Agreement to be executed by ViroLogic.

Costs associated with this merger transaction include fees for financial advisors, attorneys and accountants, filing fees and financial printing costs. The Company currently expects to incur approximately $5.6 million in total transaction costs, approximately $3.2 million of which are not contingent on the completion of the transaction. As of September 30, 2004, the Company incurred approximately $2.0 million of costs which have been recorded to other long-term assets. Contingent upon completion of the merger, transaction costs would be included in the allocation of purchase price based on the fair value of assets acquired, including the fair value of in-process research and development and other intangibles, and the fair value of liabilities assumed as of the date that the acquisition is consummated. See “Subsequent Events” note below for further details.

7. SUBSEQUENT EVENTS

On October 18, 2004, the Company entered into Amendment No. 1 (the “Merger Amendment”) to the Merger Agreement with ACLARA. Pursuant to the terms of the Merger Amendment, the form of agreement governing the CVR’s to be issued in connection with the merger was amended and the deadline for completing the merger was extended to January 31, 2005. Conforming changes were also made to certain closing conditions set forth in the Merger Agreement. The exchange ratio set forth in the Merger Agreement was not affected by the Merger Amendment. The ViroLogic and ACLARA stockholders are being asked to approve certain matters related to the proposed merger at each companies’ respective annual stockholder meeting, both scheduled for December 10, 2004.

In November 2004, the Company entered into an amendment to its sublease of office and laboratory space. Under the terms of the agreement, the lease term relating to approximately 9,000 square feet was extended to December 31, 2006, and the lease term relating to approximately 14,000 square feet was extended to January 31, 2005, unless sooner terminated pursuant to any provision in the sublease. The Company is contractually obligated for payments under the amended sublease of $0.4 million in 2005 and $0.3 million in 2006. The Company has the option to extend the lease term relating to the 14,000 square feet until December 31, 2006. The amended sublease also provides the Company with a one year option to extend the lease term relating to both the 9,000 square feet and the 14,000 square feet to December 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding our PhenoSense and GeneSeq testing products, the growth of our pharmaceutical business, research and development expenditures, adequacy of our capital resources, and other financial matters. These statements, which sometimes include words such as “expect,” “goal,” “may,” “anticipate,” “should,” “continue,” or “will,” reflect our expectations and assumptions as of the date of this Quarterly Report based on currently available operating, financial and competitive information. Actual results could differ materially from those in the forward-looking statements as a result of a number of factors, including our ability to raise additional capital, the market acceptance of our resistance testing products, the effectiveness of our competitors’ existing products and new products, the pendency of our proposed merger with ACLARA, the ability to effectively manage growth and the risks associated with our dependence on patents and proprietary rights. These factors and others are more fully described in “Risk Factors Related to Our Business” and elsewhere in this Form 10-Q. We assume no obligation to update any forward-looking statements.

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

In 2003 and 2004, the Company was awarded a total of five grants totaling more than $5 million over three years. These grants will help support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics.

With respect to reimbursement, over 75% of HIV/AIDS patients in the US are now estimated to have access to coverage for resistance testing. As of September 30, 2004, 48 state Medicaid programs, including California, Florida, New Jersey and New York, the states with the largest HIV/AIDS patient populations, had favorable coverage policies for drug resistance testing for HIV/AIDS. In addition, Medicare and nearly all private payors, including Aetna, the Blue Cross Blue Shield Association, Humana and United HealthCare, pay for resistance testing. The majority of our payors are currently reimbursing our products at varying levels from 70% to 100% of our list prices. We have an active reimbursement strategy, and educate both private and public payors concerning drug resistance testing in an effort to maximize reimbursement.

The diagnostic testing industry is subject to seasonal fluctuations in operating results and cash flows. Typically, testing volume declines during the summer months, year-end holiday periods and other major holidays, reducing net revenues and operating cash flows below annual averages. Testing volume is also subject to declines in winter months due to inclement weather, which varies in severity from year to year. For example, in the third quarter of 2004, the hurricanes in the Southeast reduced the test samples received due to disruption in patient visits and transportation systems in the effected areas. The Company anticipates quarterly differences in the revenue growth rate relating to the timing of various clinical studies and seasonal effects observed in patient testing, which in keeping with the historical trend we expect to be most noticeable in the first quarter.

PLAN OF MERGER AND REORGANIZATION WITH ACLARA BIOSCIENCES, INC.

On May 28, 2004, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with ACLARA BioSciences, Inc., (“ACLARA”) a Delaware corporation. The completion of this merger transaction is subject to several conditions, including (i) approval by holders of a majority of the outstanding shares of common stock of ACLARA, (ii) approval of the issuance of our common stock by a majority of the votes cast on such proposal at the stockholders meeting held to vote for such approval, and (iii) approval of an amendment to our Amended and Restated Certificate of Incorporation, to increase the number of shares of common stock authorized, by holders of a majority of the outstanding shares of our common stock.

Under the terms of the Merger Agreement, each outstanding share of ACLARA common stock will be exchanged for 1.7 shares of our common stock and 1.7 Contingent Value Rights (“CVR”). The CVR’s will be governed by a Contingent Value Rights Agreement to be executed by us.

On October 18, 2004, we entered into Amendment No. 1 (the “Merger Amendment”) to the Merger Agreement with ACLARA. Pursuant to the terms of the Merger Amendment, the form of agreement governing the CVR’s to be issued in connection with the merger was amended and the deadline for completing the merger was extended to January 31, 2005. Conforming changes were also made to certain closing conditions set forth in the Merger Agreement. The exchange ratio set forth in the Merger Agreement was not affected by the Merger Amendment. The ViroLogic and ACLARA stockholders are being asked to approve certain matters related to the proposed merger at each companies’ respective annual stockholder meeting, both scheduled for December 10, 2004.

Costs associated with this merger transaction include fees for financial advisors, attorneys and accountants, filing fees and financial printing costs. We currently expect to incur approximately $5.6 million in costs, approximately $3.2 million of which are not contingent on the completion of the transaction. As of September 30, 2004, we incurred approximately $2.0 million of costs which has been recorded to other long-term assets. Contingent upon completion of the merger, transaction costs would be included in the allocation of purchase price based on the fair value of assets acquired, including the fair value of in-process research and development and other intangibles, and the fair value of liabilities assumed as of the date that the acquisition is consummated.

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

In addition, we review and estimate the collectibility of our receivables based on the period of time they have been outstanding. Historical collection and payor reimbursement experience is an integral part of the estimation process related to reserves for doubtful accounts. In addition, we assess the current state of our billing functions in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on our reserve estimates, which involves judgment. We believe that the collectibility of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we have implemented procedures to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. Adjustments in reserve for doubtful accounts estimates are recorded as an adjustment to bad debt expense within general and administrative expenses. We believe that our collection and reserves processes, along with our close monitoring of our billing processes, helps to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in collection and reimbursement experience and billing operations.

Deferred Tax Assets

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

Deemed Dividends

In 2003, we estimated a beneficial conversion feature for our convertible preferred stock in accordance with Emerging Issues Task Force Consensus No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features” and No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” based on the difference between the estimated conversion price and common stock fair market value at the date of issuance. We use the Black-Scholes option valuation model to estimate the conversion price at the date of issuance. This model considers a number of factors requiring judgment including the weighted-average expected life of stock options from grant date and the volatility factor of the expected market price of the Company’s common stock. We recorded the beneficial conversion feature as a deemed dividend on the Statement of Operations, resulting in an increase to the net loss applicable to common stockholders in the calculation of basic and diluted net loss per common share.

Stock-Based Compensation

We have elected to continue to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock-Based Compensation” (“APB 25”) to account for employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Deferred compensation, if recorded, is amortized using the graded vesting method. Statement of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”) requires the disclosure of pro forma information regarding net loss and net loss per share as if we had accounted for stock options under the fair value method. See “Summary of Significant Accounting Policies” note to the financial statements for further discussion.

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

In October 2004, the FASB announced that Statement 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. The proposed standard would require companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. We will evaluate the requirements of the final standard, which is expected to be issued on or around December 15, 2004, to determine the impact on the results of its operations.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2004 and 2003

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Patient testing	$5,851	$6,179	$18,075	$17,574
Pharmaceutical company testing	2,126	2,580	7,276	5,522

Product revenue	7,977	8,759	25,351	23,096
Contract revenue	645	366	1,520	950

Total revenue	$8,622	$9,125	$26,871	$24,046

Revenue. Revenue was $8.6 million and $26.9 million for the three and nine months ended September 30, 2004, compared to $9.1 million and $24.0 million for the corresponding periods in 2003. The quarter over quarter decrease was primarily attributable to a higher than expected number of tests in 2004 for which results could not be generated due to sample handling and quality prior to submission; a larger than normal backlog of in-process tests; and the hurricanes impacting testing volume in the southeast, particularly Florida. The year over year increase was primarily attributable to growth in the HIV resistance testing market and demand for our PhenoSense HIV, PhenoSense GT and GeneSeq HIV products for patient and pharmaceutical testing. Contract revenue consists of revenue from NIH research grants and commercial assay development, and other non-product revenue. In 2003, we were awarded four Small Business Innovation Research (“SBIR”) grants from the National Institute of Allergy and Infectious Diseases (“NIAID”), a division of the U.S. National Institutes of Health. In 2004, we were awarded one new SBIR grant from the NIAID, for a total of five grants totaling more than $5 million over three years. These grants will help support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics. We believe increased demand for existing and new products will be the primary factors contributing to an increased level of sales in 2004 as compared to 2003. We anticipate quarterly differences in the revenue growth rate due to timing of various clinical studies for pharmaceutical customers and the seasonal effects observed in patient testing, which have historically occurred in the first quarter.

Cost of product revenue. Cost of product revenue was $4.2 million and $13.1 million for the three and nine months ended September 30, 2004, compared to $4.4 million and $12.5 million for the corresponding periods in 2003. Included in these costs are materials, supplies, labor and overhead related to product revenue. Gross margin on product revenue was 48% for the three and nine months ended September 30, 2004 compared to 50% and 46% for the corresponding periods in 2003. The quarter over quarter decrease was primarily due to lower product revenue for the three months ended September 30, 2004. The year over year increase in gross margin percentage was primarily due to improved efficiencies in our laboratory operations and economies of scale as well as increased contribution from pharmaceutical revenue. We anticipate that gross margin on our product revenue will improve as revenue increases and further operational efficiencies and economies of scale are achieved.

Research and development. Research and development expense was $1.6 million and $4.6 million for the three and nine months ended September 30, 2004, compared to $1.1 million and $3.5 million for the corresponding periods in 2003. Total research and development expenses included costs associated with contract revenue as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
NIH Grants:
HIV assays	$510	$261	$1,157	$261
HIV Database	68	53	154	53
HCV assay	67	24	209	24
Commercial assay development and other projects	—	94	—	429

Total	$645	$432	$1,520	$767

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

The following summarizes our products and products in development:

Estimated Completion
PhenoSense HIV, a phenotypic HIV Resistance test
Pharmaceutical and patient testing	Completed
GeneSeq HIV, a genotypic HIV Resistance test
Pharmaceutical and patient testing	Completed
PhenoSense GT, a combination phenotype/genotype HIV Resistance test
Pharmaceutical and patient testing	Completed
Replication Capacity HIV, a measurement of viral fitness(1)
Pharmaceutical and patient testing	Completed
PhenoScreen, a high-throughput screening assay
Pharmaceutical testing	Completed
PhenoSense HIV Antibody Neutralization for Vaccine Development
Pharmaceutical testing	Completed
PhenoSense HIV Entry, for the assessment of entry inhibitor resistance (2)
Pharmaceutical testing	Completed
Patient testing(6)	2004
GeneSeq HIV Entry, for the assessment of entry inhibitor resistance (2)
Pharmaceutical testing	Completed
PhenoSense HIV Co-Receptor Tropism, an entry assay
Pharmaceutical testing	Completed
Patient testing(4)	2004
PhenoSense and GeneSeq HIV Integrase assays
Pharmaceutical testing	2005
Patient testing(3)	2007
GeneSeq HCV, a genotypic hepatitis C test
Pharmaceutical testing	Completed
Patient testing(3)	2007
PhenoSense HCV, a phenotypic hepatitis C test
Pharmaceutical testing	2005
Patient testing(3)	2006
GeneSeq HBV, a genotypic hepatitis B test
Pharmaceutical testing	Completed
Patient testing	(5)
PhenoSense HBV, a phenotypic hepatitis B test
Pharmaceutical testing	(5)
Patient testing	(5)

(1)	Currently offered free of charge on phenotypic reports, in the future may be offered as a stand-alone product.
(2)	This test may be incorporated into one of our existing products or possibly offered as a stand-alone product.
(3)	This test is expected to be offered after more pharmaceutical drugs are available for patient use and based on demand for the product.
(4)	This test was validated in May 2004 for use in clinical trials, and is expected to be subsequently offered to patients based on demand for the product.
(5)	The timing of estimated completion is under evaluation and is dependent on securing NIH grants and/or other research and development funding as well as demand for the product.
(6)	The phenotypic test for the FDA approved fusion inhibitor drug, Fuzeon, is expected to be validated in 2004 and available for patient use dependent on demand for the product.

Sales and marketing. Sales and marketing expense was $2.4 million and $7.1 million for the three and nine months ended September 30, 2004, compared to $2.0 million and $6.3 million for the corresponding periods in 2003. These increases were primarily attributable to the expansion of our sales force and increased marketing programs related to our existing products. We expect sales and marketing expenses in 2004 to increase from 2003 levels primarily due to increase in sales and marketing activities.

General and administrative. General and administrative expense was $2.0 million and $5.8 million for the three and nine months ended September 30, 2004, compared to $2.1 million and $7.0 million for the corresponding periods in 2003. The year over year decrease was primarily due to a decrease in insurance expense and lower non-cash compensation expenses related to the granting of stock and stock options prior to our initial public offering, lower facility costs resulting from our lease termination in March 2004 as described below, partially offset by an increase in professional fees. We expect general and administrative expenses in 2004 to decrease slightly from 2003 levels primarily due to lower facility costs and continued leveraging of existing infrastructure, partially offset by an increase in professional, accounting and other fees in order to comply with significant new government imposed procedures, reporting and audit requirements.

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

Interest income. Interest income was $24,000 and $64,000 for the three and nine months ended September 30, 2004, compared to $22,000 and $85,000 for the corresponding periods in 2003. The year over year decrease was primarily due to lower average cash balances.

Interest expense. Interest expense was $5,000 and $24,000 for the three and nine months ended September 30, 2004, compared to $32,000 and $120,000 for the corresponding periods in 2003. This decrease was primarily due to the payoff in full of several equipment loans which ended.

Other income. Other income of $52,000 and $156,000 for the three and nine months ended September 30, 2003 represents residual income from our lease assignment in 2002.

Deemed dividend. On February 4, 2003, our stockholders approved the conversion of certain convertible secured promissory notes (“Notes”) issued to prior Series B preferred stockholders into Series C Preferred Stock and the issuance of warrants to purchase shares of our common stock in exchange for warrants originally issued in connection with Series B Preferred Stock. The warrant exchange resulted in a charge for beneficial conversion feature of $2.2 million which was recorded at the time of the exchange in the first quarter of 2003.

The charge for the beneficial conversion feature was calculated in accordance with Emerging Issues Task Force Consensus No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features” and Emerging Issues Task Force Consensus No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” The beneficial conversion feature was reflected as deemed dividends in the Statement of Operations of $2.2 million in the first quarter of 2003, and was included in stockholders’ equity as offsetting charges and credits to additional paid-in capital.

Preferred stock dividend. We recorded a preferred stock dividend of $0.1 million and $0.2 million for the three and nine months ended September 30, 2004, compared to $0.4 million and $1.4 million for the corresponding periods in 2003. The Series A Preferred Stock issued in 2001 bears an initial 6% annual dividend rate, payable twice a year in shares of common stock, which increases to an 8% annual rate on the fourth such payment, and then increases by 2 percentage points every six months thereafter up to a maximum annual rate of 14%. The Series C Preferred Stock bore an initial 8% annual dividend rate, payable quarterly. In December 2003, we elected to convert all Series C Convertible Preferred Stock then outstanding into common stock, which resulted in a reduction in dividends during the subsequent quarters of 2004.

LIQUIDITY AND CAPITAL RESOURCES

We expect our available cash and cash equivalents, short-term investments and short-term restricted cash of $8.0 million at September 30, 2004, funds provided by the sale of our products, contract revenue, and borrowing under financing arrangements will enable us to maintain our current research and development, marketing, production and general administrative activities related to HIV drug resistance testing in the United States through at least December 31, 2005, assuming revenue reaches projected levels and cost containment measures continue to be effective. In addition, we plan to continue to evaluate various strategic opportunities, including among others, research and development collaborations, international alliances and marketing partnerships.

We have funded our operations since inception primarily through public and private sales of common and preferred stock, equipment financing arrangements, product revenue and contract revenue. Assuming our product revenue, contract revenue, and cost containment measures follow a positive trend, we do not foresee additional significant long term capital funding requirements. Although we expect our operating and capital resources will be sufficient to meet future requirements, we may have to raise additional funds to continue the development and commercialization of future technologies and our business operations in general. These funds may not be available on favorable terms, or at all. If adequate funds are not available on commercially reasonable terms, we may be required to curtail operations significantly or sell significant assets and may not be able to continue as a going concern. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.

Net cash used in operating activities was $0.3 million and $3.5 million for the nine months ended September 30, 2004 and 2003, respectively. Cash flows from operating activities can vary significantly due to various factors including changes in accounts receivable, accrued liabilities and deferred revenue related to new arrangements with customers. The average collection period of our accounts receivable as measured in days sales outstanding (“DSO”) can vary and is dependent on various factors, including the type of revenue (i.e. patient testing, pharmaceutical company testing or contract revenue), the payment terms related to those revenues, and whether the related revenue was recorded at the beginning or ending of a period.

Net cash used in investing activities of $1.8 million for the nine months ended September 30, 2004 resulted primarily from payment of transaction costs related to our proposed merger with ACLARA of $1.4 million, capital expenditures of $0.6 million and costs associated with acquiring other assets, partially offset by $0.4 million in proceeds from maturities and sales of short-term investments. Net cash used in investing activities of $0.8 million for the nine months ended September 30, 2003 resulted primarily from capital expenditures and costs associated with acquiring other assets.

Net cash provided by financing activities of $0.5 million and $1.5 million for the nine months ended September 30, 2004 and 2003, respectively, resulted primarily from proceeds from common stock issuance and loan proceeds, partially offset by payments on loans and capital lease obligations and stock issuance costs.

At September 30, 2004, we leased one building which covers 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides us with an option to extend the term for an additional ten years. In addition, at September 30, 2004, we subleased approximately 14,000 square feet in South San Francisco, California. This sublease was initially scheduled to expire on December 31, 2004. See discussion below for further details.

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

In June 2002, we assigned a lease of excess laboratory and office space and transferred ownership through the sale of related leasehold improvements and equipment to a third party. We received net proceeds from the lease assignment of $3.8 million, resulting in a net gain of $0.3 million which is included in accrued liabilities and other long-term liabilities and is recognized as other income over the sublease term. In the event of default by the assignee, we would be contractually obligated for payments under the lease of: $0.3 million in 2004; $1.4 million in 2005; $1.5 million in 2006; $1.5 million in 2007; $1.5 million in 2008 and $3.9 million from 2009 to 2011.

At September 30, 2004, our contractual obligations for the next five years and thereafter, excluding the lease assignment guarantee discussed above, are as follows:

	Payments Due By Period
	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
	(In thousands)
Operating leases	$1,041	$1,979	$2,095	$621	$5,736
Capital leases	129	27	12	—	168
Loans payable	548	—	—	—	548

Total	$1,718	$2,006	$2,107	$621	$6,452

In addition, we are obligated to pay dividends to the Series A preferred stockholders. See “Capital Stock” note to the financial statements for further discussion.

In November 2004, we entered into an amendment to our sublease of office and laboratory space. Under the terms of the agreement, the lease term relating to approximately 9,000 square feet was extended to December 31, 2006, and the lease term relating to approximately 14,000 square feet was extended to January 31, 2005, unless sooner terminated pursuant to any provision in the sublease. We are contractually obligated for payments under the amended sublease, which are excluded from the table above, of $0.4 million in 2005 and $0.3 million in 2006. Upon completion of the proposed merger transaction with ACLARA, we plan to exercise our option to extend the lease term relating to the 14,000 square feet until December 31, 2006. The amended sublease also provides us with a one year option to extend the lease term relating to both the 9,000 square feet and the 14,000 square feet to December 31, 2007.

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

We have experienced significant losses each year since our inception. We may incur additional losses, and expect that we would incur additional losses following the completion of the pending transaction with ACLARA. We experienced losses applicable to common stockholders of approximately $4.4 million in the nine month period ended September 30, 2004, $9.3 million for the year ended December 31, 2003 and $33.3 million for the year ended December 31, 2002. As of September 30, 2004, we had an accumulated deficit of approximately $110.5 million. We may continue to incur losses primarily as a result of spending related to:

•	Expanding patient and pharmaceutical company sample processing capabilities;

•	Research and product development costs;

•	Sales and marketing activities;

•	Additional clinical laboratory and research space and other necessary facilities; and

•	General and administrative costs.

If our history of losses continues, our stock price may fall and you may lose part or all of your investment.

Our stockholders will experience substantial additional dilution if our shares of preferred stock or their related warrants are converted into or exercised for shares of common stock. As of September 30, 2004, our outstanding shares of preferred stock and related warrants were convertible into or exercisable for up to an aggregate of 14,811,578 shares of common stock, or approximately 28% of the number of shares of outstanding common stock.

As of September 30, 2004, we had 53,725,527 shares of common stock outstanding. However, as of September 30, 2004, we also had outstanding the following shares of preferred stock and related warrants:

•	274 shares of Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”), convertible into 2,468,468 shares of common stock (not including the conversion of accrued but unpaid premiums); and

•	warrants issued to the purchasers of our preferred stock in connection with our preferred stock financings to purchase 12,343,110 shares of common stock.

We will not receive payment or other consideration for the issuance of shares of common stock upon conversion of the Series A Preferred Stock. Most of the warrants listed above have net exercise provisions, which, if elected as the method of exercise by the holder of the warrant, cause us to not receive cash consideration for the issuance of shares of common stock upon exercise. Together, the common shares reserved for issuance upon conversion of the Series A Preferred Stock and upon exercise of the warrants referenced above, represent approximately 14,811,578 shares of common stock, or 28% of the outstanding shares of our common stock at September 30, 2004, all of which are issuable for an approximate weighted-average effective price of $1.16 per share.

The number of shares of common stock that we may be required to issue upon conversion of the Series A Preferred Stock, and exercise of the warrants granted to purchasers of our Series A Preferred Stock in connection with the issuance thereof, can increase substantially upon the occurrence of several events, including if:

•	We issue shares of stock (with certain exceptions) for an effective price less than the conversion price of the Series A Preferred Stock or the related warrants (each $1.11 as of September 30, 2004);

•	We fail to have sufficient shares of common stock reserved to satisfy conversions, exercises and other issuances;

•	We fail to honor requests for conversion, or notify any holder of Series A Preferred Stock of our intention not to honor requests for conversion;

•	We fail to issue shares upon exercise of the warrants; and

•	We fail to redeem any shares of Series A Preferred Stock when required.

We are also obligated to issue additional shares of common stock every six months to the holders of the Series A Preferred Stock as “premium payments.” As of September 30, 2004, these issuances equaled about 350 shares of common stock for every share of Series A Preferred Stock outstanding at the time the issuance is made. All of the previous share totals are based upon an assumed stock price of $2.00, which was the closing price of our stock on the Nasdaq National Market on September 30, 2004, but the actual number of shares will be based upon our stock price from time to time as of the payment dates. If the 274 shares of the Series A Preferred Stock outstanding as of September 30, 2004 remain outstanding for five years following such date, we will be required to issue as premium payments an additional 959,000 shares of common stock (again based on an assumed stock price of $2.00) to holders of the Series A Preferred Stock, which is 1.8% of the shares of common stock outstanding as of September 30, 2004. We do not receive payment or other consideration for these issuances.

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

If the proposed merger with ACLARA is completed, approximately 62 million shares of our common stock will be issued to ACLARA stockholders, and former ACLARA stockholders will own, in the aggregate, approximately 48% of the combined company, assuming the conversion of our outstanding preferred stock, and the exercise of all our outstanding warrants and our and ACLARA’s stock options. The issuance of approximately 62 million shares of our common stock to ACLARA stockholders will cause a significant reduction in the relative percentage interests of our current stockholders in earnings, voting, liquidation value and book and market value. The issuance of additional shares of our common stock in future transactions would also reduce the percentage interests of stockholders in the combined company.

We may not realize the benefits we expect from the pending merger with ACLARA.

The integration of ViroLogic and ACLARA will be complex, time consuming and expensive, and may disrupt our business. After the merger, ViroLogic will need to overcome significant challenges in order to realize any benefits or synergies from the proposed merger. These challenges include the timely, efficient and successful execution of a number of post-transaction integration activities, including:

•	integrating the operations and technologies of the two companies;

•	successfully completing the development of ACLARA’s technology and developing commercial products based on that technology;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of both companies and attracting additional customers;

•	utilizing ViroLogic’s existing sales channels to sell new products into new markets;

•	retaining strategic partners of each company and attracting new strategic partners; and

•	implementing and maintaining uniform standards, controls, processes, procedures, policies and information systems.

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

The issuance of contingent value rights, or CVRs, to ACLARA stockholders in the pending merger transaction could result in potential payments to holders of CVRs, which may be greater than currently estimated, and which would decrease our liquidity and could cause dilution to stockholders.

If the proposed merger with ACLARA is consummated, each outstanding share of ACLARA common stock will be exchanged for 1.7 shares of our common stock and 1.7 CVRs. Under the terms of the CVRs, we will be obligated to make a payment to the holders of CVRs on the 18 month anniversary of the transaction if the average volume weighted mean of the sales prices of our common stock for the 15 trading days prior to the 18 month anniversary is less than $2.90 (unless the CVRs have been automatically extinguished earlier, in accordance with their terms). The maximum payment per CVR is $0.88 if the average price of the our stock is at or below $2.02, declining to $0.00 per CVR if our stock price averages $2.90 per share or higher during such time. If any payments are to be made on the CVRs, the first $0.50 per CVR will be paid in cash. Any payments due beyond the first $0.50 per CVR may be made in cash, shares of our common stock or a combination of cash and stock, at our option. The CVR’s will be governed by a Contingent Value Rights Agreement to be executed by ViroLogic. The maximum aggregate amount payable by us under the CVRs is currently estimated to be approximately $54 million, based on approximately 36 million shares of ACLARA common stock outstanding as of October 18, 2004. If this total amount becomes due, ViroLogic must pay the first $31 million in cash, and may, at its option, pay the $23 million balance in cash, shares of its common stock or a combination of the two. If ViroLogic is required to make the maximum payment under the CVRs, totaling approximately $54 million, it may have insufficient cash balances to make this entire payment in cash, and if it did have sufficient cash balances and elected to make the entire payment in cash its liquidity would be significantly and adversely affected. If ViroLogic elected to make a portion of any CVR payment in shares of its common stock, existing ViroLogic stockholders could suffer significant dilution of their ViroLogic holdings. In addition, the maximum amount payable under the CVRs could be greater than $54 million depending on the number of assumed ACLARA stock options that are exercised in the future. ViroLogic can make no assurances as to the timing or extent of any option exercise activity.

ViroLogic’s financial results and financial position following the transaction may be adversely impacted by, and may fluctuate as a result of, the contingent value rights.

If the proposed merger with ACLARA is consummated, and until the 18 month anniversary of the transaction, or the earlier extinguishment of the CVRs in accordance with their terms, we will be required under generally accepted accounting principles to record adjustments to our quarterly income based on our estimated obligation to make payments to the holders of CVRs. Our estimated obligation to make these payments will vary depending, at the time the estimate is made, on the market price of our common stock, the market price, if any, of the CVRs, and the extent to which former ACLARA stock options are exercised. As a result, our estimated obligation under the CVRs could vary from period to period, resulting in significant fluctuations in our results of operations from quarter to quarter, including our reported earnings per share, which could cause the market price of our common stock to fall abruptly and significantly.

We may be obligated to redeem our Series A Preferred Stock.

Holders of our Series A Preferred Stock have the right, under certain circumstances, to require us to redeem for cash all of the preferred stock that they own. The redemption price for the Series A Preferred Stock is the greater of (i) 115% of the original purchase price plus 115% of any accrued premium payment thereon and (ii) the aggregate fair market value of the shares of common stock into which such shares of Series A Preferred Stock are then convertible. As of September 30, 2004, there were 274 shares of Series A Preferred Stock outstanding, with an aggregate redemption price equal to approximately $3.2 million.

Shares of Series A Preferred Stock are redeemable by the holders of the respective series in any of the following situations:

•	If we fail to remove a restrictive legend on any certificate representing any common stock that was issued to any holder of such series upon conversion of their preferred stock or exercise of their warrants and that may be sold pursuant to an effective registration statement or an exemption from the registration requirements of the federal securities laws;

•	If we fail to have sufficient shares of common stock reserved to satisfy conversions of the series;

•	If we fail to honor requests for conversion, or if we notify any holder of such series of our intention not to honor future requests for conversion;

•	If we institute voluntary bankruptcy or similar proceedings;

•	If we make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for us or for a substantial part of our property or business, or such a receiver or trustee shall otherwise be appointed;

•	If we sell all or substantially all of our assets;

•	If we merge, consolidate or engage in any other business combination (with some exceptions), provided that such transaction is required to be reported pursuant to Item 1 of Form 8-K;

•	If we commit a material breach under, or otherwise materially violate the terms of, the transaction documents entered into in connection with the issuance of such series;

•	If the registration statements covering shares of common stock underlying the Series A Preferred Stock and related warrants cannot be used by the respective selling security holders for the resale of all the underlying shares of common stock for an aggregate of more than 30 days;

•	If our common stock is not tradable on the NYSE, the AMEX, the Nasdaq National Market or the Nasdaq SmallCap market for an aggregate of twenty trading days in any nine month period;

•	If 35% or more of our voting power is held by any one person, entity or group;

•	If we fail to pay any indebtedness in excess of $350,000 when due, or if there is any event of default under any agreement that is likely to have a material adverse effect on us; and

•	Upon the institution of involuntary bankruptcy proceedings.

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

As of September 30, 2004, we had available cash and cash equivalents, short-term investments and short-term restricted cash of $8.0 million. We anticipate that our existing capital resources together with funds from the sale of our products, contract revenue and borrowing under financing arrangements will enable us to maintain our current research and development, marketing, production and general administrative activities related to HIV drug resistance testing in the United States through at least December 31, 2005. However, we may need additional funding sooner than that. To the extent operating and capital resources are insufficient to meet our obligations, including lease payments and future requirements, we will have to raise additional funds to continue the development, commercialization and expansion of our technologies. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, we cannot guarantee that additional financing, in any form, will be available at all, or on terms acceptable to us. If we sell equity or convertible debt securities to raise additional funds, our existing stockholders may incur substantial dilution and any shares so issued will likely have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common and preferred stock. In the event financing is not available in the time frame required, we will be forced to reduce our operating expenses, curtail sales and marketing activities, reschedule research and development projects or delay, scale back or eliminate some or all of our activities. Further, we might be required to sell certain of our assets or obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize ourselves. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could make it difficult or impossible to implement our long-term business plans or could affect our ability to continue as a going concern.

Our testing products may not achieve market acceptance, which could limit our future revenue.

Our ability to establish phenotypic resistance testing as the standard of care to guide and improve the treatment of viral diseases will depend on physicians’ and clinicians’ acceptance and use of phenotypic resistance testing. Phenotypic resistance testing is still relatively new. We cannot predict the extent to which physicians and clinicians will accept and use phenotypic resistance testing. They may prefer competing technologies and products. The commercial success of phenotypic resistance testing will require demonstrations of its advantages and potential economic value in relation to the current standard of care, as well as to competing products. We have introduced two products using our proprietary PhenoSense technology, PhenoSense HIV and PhenoSense GT, which we began actively marketing in November 1999 and November 2001, respectively. We are still in the early stages of development of new products applying our PhenoSense technology to other viral diseases. If PhenoSense HIV or PhenoSense GT is not accepted in the marketplace, our ability to sell other PhenoSense products would be undermined. Market acceptance will depend on:

•	Our marketing efforts and continued ability to demonstrate the utility of PhenoSense in guiding anti-viral drug therapy, for example, through the results of retrospective and prospective clinical studies;

•	Our ability to demonstrate the advantages and potential economic value of our PhenoSense testing products over current treatment methods and other resistance tests;

•	General and industry-specific economic conditions, which may affect our pharmaceutical customers’ research and development and clinical trial expenditures and the use of our PhenoSense products. For example, in July 2004, we announced that a pharmaceutical customer had postponed the start of a significant, late-stage clinical trial, which impacted our expectations regarding the fiscal period in which the associated testing revenue would be recognized, and that we had experienced slower than expected growth in patient testing;

•	Changes in the cost, quality and availability of equipment, reagents and components required to manufacture or use our PhenoSense products System and other future testing product candidates; and

•	The development by the pharmaceutical industry of targeted medicines for specific patient populations, the success of these targeted medicines in clinical trials and the adoption of our technological approach in these development activities.

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

Billing for laboratory services is complex. Laboratories must bill various payors, such as Medicare, Medicaid, insurance companies, doctors, employer groups and patients, all of whom have different requirements. Billing difficulties often result in a delay in collecting, or ultimately an inability to collect, the related receivable. This impairs cash flow and ultimately reduces profitability if we are required to record bad debt expense for these receivables. ViroLogic recorded bad debt expense of $0.2 million for the nine month period ended September 30, 2004 and $0.1 million, $0.6 million and $0.6 million for the years ended 2003, 2002 and 2001, respectively. Most of the bad debt expense is the result of noncredit related issues, primarily missing or incorrect billing information on requisitions. We perform the requested tests and report test results regardless of incorrect or missing billing information. We subsequently attempt to obtain any missing information and rectify incorrect billing information received from the healthcare provider. Missing or incorrect information on requisitions slows the billing process, creates backlogs of unbilled requisitions and generally increases the aging of accounts receivable. Among many other factors complicating billing are:

•	Pricing differences between our fee schedules and those of the payors;

•	Changes in or questions about how products are to be identified in the requisitions;

•	Disputes between payors as to which party is responsible for payment;

•	Disparity in coverage among various payors; and

•	Difficulties of adherence to specific compliance requirements and procedures mandated by various payors.

Ultimately, if all issues are not resolved in a timely manner, the related receivables are charged to the allowance for doubtful accounts.

We may encounter problems or delays in processing tests, or in expanding our automated testing systems, which could impair our ability to grow our business, generate revenue and achieve and sustain profitability.

In order to meet future projected demand for our products and fully utilize our current clinical laboratory facilities, we estimate that we will have to continue to expand the volume of patient samples that we are able to process. We are also continuing to develop our quality-control procedures and to establish more consistency with respect to test turnaround so that results are delivered in a timely manner. Thus, we need to continue to develop and implement additional automated systems to perform our tests. We have installed several information systems over the past few years, including enterprise resource and laboratory information systems, to support the automated tests, analyze the data generated by our tests and report the results. If these systems do not work effectively as we scale up our processing of patient samples, we may experience processing or quality-control problems and we may experience delays or failures in our operations. These problems, delays or failures could adversely impact the promptness and accuracy of our transaction processing, which could impair our ability to grow our business, generate revenue and achieve and sustain profitability. We have experienced periods during which processing of our test results was delayed, and periods during which the proportion of samples for which results could not be generated were higher than expected. In the fourth quarter of 2003, we completed an automation project, the implementation of which resulted in a temporary backlog of approximately $0.5 million at December 31, 2003. These backlogged samples were completed and corresponding revenue recorded in the first quarter of 2004. In the third quarter of 2004 a higher than expected number of samples failed to generate results due to sample handling and quality prior to submission. While to date we have not experienced any adverse impact on our business as a result of these delays, and are taking steps to minimize the likelihood of any recurrence of the delays, future delays and backlog may nevertheless occur, resulting in the loss of customers and/or revenue.

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

Our revenues to date and for the foreseeable future consist largely of sales of our PhenoSense products. One customer, Quest Diagnostics Incorporated, represented 11% and 10% of our total revenue for the nine months ended September 30, 2004 and year ended December 31, 2002, respectively, and is likely that we will have significant customer concentration in the future. Our customers are not typically required to purchase tests from us under long-term contracts, and may stop ordering tests from us at any time. The loss of any major customer, a slowdown in the pace of increasing physician and physician group sales as a percentage of sales, or the delay of significant orders from any significant customer, even if only temporary, could have a significant negative impact on our revenues and our ability to fund operations from revenues, generate cash from operations or achieve profitability.

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

The strength of our intellectual property protection is uncertain. In particular, we cannot be sure that:

•	We were the first to invent the technologies covered by our patent or pending patent applications;

•	We were the first to file patent applications for these inventions;

•	Others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	Any of our pending patent applications will result in issued patents; and

•	Any patents issued to us will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties.

We currently have 25 issued patents and 118 pending applications for additional patents, including international counterparts to our U.S. patents. We have licensed seven patents under the Roche license discussed above. These patents cover a broad range of technology applicable across our entire current and planned product line. Other companies may have patents or patent applications relating to products or processes similar to, competitive with or otherwise related to our products. Patent law relating to the scope of claims in the technology fields in which we operate, including biotechnology and information technology, is still evolving and, consequently, patent positions in our industry are generally uncertain. We cannot assure you that we will prevail in any lawsuits regarding the enforcement of patent rights or that, if successful, we will be awarded commercially valuable remedies. In addition, it is possible that we will not have the required resources to pursue offensive litigation or to otherwise protect our patent rights. In addition to patent protection, we rely on protection of trade secrets, know-how and confidential and proprietary information. We generally enter into confidentiality agreements with our employees, consultants and collaborative partners upon commencement of a relationship with them. However, we cannot assure you that these agreements will provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information or that adequate remedies would exist if unauthorized use or disclosure were to occur. The exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our operating results, financial condition and future growth prospects. Further, we cannot assure you that others have not or will not independently develop substantially equivalent know-how and technology.

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

While we believe that we currently have adequate internal controls over financial reporting, we are exposed to risks from recent legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our fiscal year ending December 31, 2004, requires our management to report on the effectiveness of our internal control structure and procedures for financial reporting. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004. This legislation is relatively new and we do not have significant experience in complying with its requirements.

We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements, but have not yet completed all necessary work. Portions of our internal controls and procedures have not yet been tested. While we are expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a risk that we will not timely comply with all of the requirements imposed by Section 404. In addition, if our proposed merger with ACLARA is completed prior to December 31, 2004, the integration of ACLARA’s operations with ours will necessitate additional evaluation and testing of the effectiveness of internal controls. We may not be able to accomplish this additional evaluation and testing in the period of time between the closing of the proposed merger, which cannot occur until after the stockholder meetings scheduled for December 10, 2004. If we were unable to timely complete this necessary additional evaluation and testing, we would not be able to comply with all of the requirements imposed by Section 404.

We expect to incur increased expense and to devote additional management resources to Section 404 compliance. In the event that our management or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, or we or our independent registered public accounting firm fail to timely complete our assessment, investor perceptions of us may be adversely affected due to a loss of confidence in the reliability of our financial statements, and the market price of our stock could decline.

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

We have historically used stock options and other forms of equity-related incentives as a key component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us. The Financial Accounting Standards Board has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives beginning July 1, 2005. Moreover, applicable stock exchange listing standards related to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future, which may result in changes in our equity compensation strategy. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees, and such a change in accounting rules may adversely impact our future financial condition and operating results.

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

At October 18, 2004, approximately 34% of our outstanding common stock was controlled by a small number of stockholders made up of our directors, executive officers and all those known by us to be beneficial owners of more than five percent of our common stock. The most significant of these stockholders in terms of ownership of outstanding shares of our common stock are BB Biotech AG, Zesiger Capital Group LLC and Perry Corporation. In addition, our Series A Preferred Stock is held by a small number of stockholders, some of whom also own shares of our common stock and could acquire significant additional shares of common stock by converting shares of preferred stock. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in our control at a premium price if these stockholders oppose it. There are also certain approval rights of the Series A Preferred Stock, and the few holders of those shares could prevent certain important corporate actions by not approving those actions.

Whether or not the merger transaction with ACLARA is completed, we will incur substantial costs

We will incur substantial costs related to the merger transaction with ACLARA whether or not the transaction is completed. These costs include fees for financial advisors, attorneys and accountants, filing fees and financial printing costs. We currently expect to incur approximately $5.6 million in costs, approximately $3.2 million of which are not contingent on the completion of the transaction. In addition, if either party terminates the merger agreement, it may be obligated to pay a termination fee and expenses to the other party, totaling $6.5 million, under certain circumstances.

Failure to complete the merger transaction with ACLARA could negatively affect our stock prices and future business and operations.

If the merger transaction with ACLARA is not completed for any reason, the price of our common stock may decline to the extent that the current market price of our common stock reflects a positive market assumption that the transaction will be completed. In addition, if the merger agreement is terminated, we may be unable to find a third party willing to engage in a similar transaction on terms as favorable as those set forth in the merger agreement, or at all. This could limit our ability to pursue our strategic goals and make it difficult to retain and attract key employees in an atmosphere of increased uncertainty.

Our stock price may be volatile, and our stock could decline in value.

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Our stock price has fluctuated widely during the last two years from a low of $0.72 per share in September 2002 to a high of $4.40 per share in January 2004. The following factors, in addition to other risk factors described in this section, may have a significant negative impact on the market price of our common stock:

•	Period-to-period fluctuations in financial results;

•	Financing activities;

•	Litigation;

•	Delays in product introduction, launches or enhancements;

•	Announcements of technological innovations or new commercial products by our competitors;

•	Results from clinical studies;

•	Developments concerning proprietary rights, including patents;

•	Publicity regarding actual or potential medical results relating to products under development by our competitors or our own products or products under development;

•	Regulatory developments in the United States and foreign countries;

•	Changes in payor reimbursement policies; and

•	Economic and other external factors or other disaster or crisis.

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

Provisions in our certificate of incorporation and bylaws may make it difficult for our stockholders to replace or remove our current management, and may delay or prevent an acquisition or merger in which we are not the surviving company. In particular:

•	Our Board of Directors is classified into three classes, with only one of the three classes elected each year, so that it would take at least two years to replace a majority of our directors;

•	Our bylaws contain advance notice provisions that limit the business that may be brought at an annual meeting and place procedural restrictions on the ability to nominate directors; and

•	Our stockholders are not permitted to call special meetings or act by written consent.

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

We could adopt a stockholder rights plan, commonly referred to as a “poison pill,” at any time without seeking the approval of our stockholders. Stockholder rights plans can act through a variety of mechanisms, but typically would allow our board of directors to declare a dividend distribution of preferred share purchase rights on outstanding shares of our common stock. Each such share purchase right would entitle our stockholders to buy a newly created series of preferred stock in the event that the purchase rights become exercisable. The rights would typically become exercisable if a person or group acquires over a predetermined portion of our common stock or announces a tender offer for more than a predetermined portion of our common stock. Under such a stockholder rights plan, if we were acquired in a merger or other business combination transaction which had not been approved by our board of directors, each right would entitle its holder to purchase, at the right’s then-current exercise price, a number of the acquiring company’s common shares at a price that is preferential to the holder of the right. If adopted by our board of directors, a stockholder rights plan may have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer, with the assistance of other members of our management, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, and have concluded based on that evaluation that those disclosure controls and procedures are effective as of September 30, 2004 to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q. There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On July 2, 2004, we issued 27,582 shares of our common stock with a market value of $65,000 as of the date of such issuance as a dividend on certain outstanding shares of Series A Preferred Stock. We received no consideration in connection with such issuance. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

On September 27, 2004, we issued 53,734 shares of our common stock with a market value of $101,000 as of the date of such issuance as a dividend on certain outstanding shares of Series A Preferred Stock. We received no consideration in connection with such issuance. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

(b)	None.

(c)	None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by our external auditor. During the three months ended September 30, 2004, our Audit Committee approved the engagement of Ernst & Young LLP for consulting services related to the review of our merger transaction with ACLARA which constitute in part non-audit services within the meaning of Section 10A(i) of the Act.

Item 6. Exhibits

Exhibit Number	Caption
2.1(1)	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of October 18, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

99.1(1)	Form of revised Contingent Value Rights Agreement between ViroLogic, Inc. and U.S. Bank National Association, as trustee.

99.2(1)	Registration Rights Agreement dated October 18, 2004 among ViroLogic, Inc. and certain entities affiliated with Tang Capital Partners, L.P. and Perry Corp.

(1)	Incorporated by reference to the similarly described exhibit in ViroLogic, Inc.’s Current Report on Form 8-K filed on October 19, 2004 (File No. 000-30369).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on November 15, 2004.

ViroLogic, Inc.

By:	/s/ William D. Young
William D. Young
Chief Executive Officer (On Behalf of the Registrant)

/s/ Karen J. Wilson
Karen J. Wilson
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Caption
2.1(1)	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of October 18, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

99.1(1)	Form of revised Contingent Value Rights Agreement between ViroLogic, Inc. and U.S. Bank National Association, as trustee.

99.2(1)	Registration Rights Agreement dated October 18, 2004 among ViroLogic, Inc. and certain entities affiliated with Tang Capital Partners, L.P. and Perry Corp.

(1)	Incorporated by reference to the similarly described exhibit in ViroLogic, Inc.’s Current Report on Form 8-K filed on October 19, 2004 (File No. 000-30369).