Form 10-K
period 2004-12-31
VIROLOGIC INC
filed 2005-03-16
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $0.001 Par Value

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004 was $86,801,043.*

The number of shares outstanding of the Registrant’s Common Stock was 117,351,121 as of March 11, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2005 Annual Meeting of Stockholders (the “2005 Annual Meeting”), is incorporated by reference into Part III of this Report.

*	Excludes 18,207,771 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds 5% of the Registrant’s Common Stock outstanding. The number of shares owned by such persons was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding development and commercialization of our proposed products and services, our anticipated rate of capital usage and the possible growth of our business into new markets. These statements, which sometimes include words such as “expect,” “goal,” “may,” “anticipate,” “should,” “continue,” or “will,” reflect our expectations and assumptions as of the date of this Annual Report based on currently available operating, financial and competitive information. Actual results could differ materially from those in the forward-looking statements as a result of a number of factors, including our ability to successfully complete the development and clinical validation of eTag assays and commercialize these assays for guiding treatment of cancer patients, the market acceptance of our products, the effectiveness of competitive products, new products and technological approaches, the ability to successfully integrate ACLARA’s operations into ours, the potential impact of the Contingent Value Rights on our financial position, the risks associated with our dependence on patents and proprietary rights, the possible infringement of the intellectual property rights of others, and our ability to raise additional capital if needed. These factors and others are more fully described in “Risk Factors Related to Our Business” and elsewhere in this Form 10-K. We assume no obligation to update any forward-looking statements.

PART I

Item 1. Business

Overview

We are a life sciences company committed to advancing personalized medicine and improving patient outcomes through the development of innovative products that guide and target the most appropriate treatments. Through a comprehensive understanding of the genetics, biology and pathology of particular diseases, we have pioneered and are developing molecular diagnostics and laboratory services that will:

•	enable physicians to better manage infectious diseases and cancers by providing the critical information that helps them prescribe personalized treatments for patients by matching the underlying molecular features of an individual patient’s disease to the drug expected to have maximal therapeutic benefit; and,

•	enable pharmaceutical companies to develop new and improved anti-viral therapeutics and targeted cancer therapeutics more efficiently and cost effectively by providing enhanced patient selection and monitoring capabilities throughout the development process.

We are a leader in developing and commercializing innovative products that help guide and improve the treatment of infectious diseases, cancer and other serious diseases. Our goal with personalized medicine is to enable the management of diseases at the individual patient level through the use of sophisticated diagnostics that permit the targeting of therapeutics to those patients most likely to respond to or benefit from them, thereby offering the right treatment to the right patient at the right time.

ViroLogic’s PhenoSense™ and GeneSeq™ products provide a practical method for measuring the impact of genetic mutations on human immunodeficiency virus, or HIV, drug resistance. This information is used to optimize various treatment options for the individual patient. We currently market several products directed at patients with HIV infection and have a number of additional assays that are in use by pharmaceutical companies in their clinical trials of new drugs that could, in time and as these new drugs are approved for use, provide additional valuable information to physicians in aiding the management of their patients’ disease progression.

Over the last several years, we have built a business based on the personalized medicine approach in HIV drug resistance testing. With our merger with ACLARA BioSciences, Inc., or ACLARA, completed in December 2004, we intend to leverage the experience and infrastructure we have built in the HIV market to the potentially larger market opportunity of cancer utilizing our proprietary eTag™ technology, acquired through our merger with ACLARA. In the future, we plan to seek opportunities to address an even broader range of serious diseases.

New targeted drug therapies are being introduced for the treatment of cancer. Our proprietary eTag technology provides an assay platform for analyzing very small amounts of tumor samples recovered and prepared in a variety of methods, including formalin fixation, the current standard technique in hospital pathology laboratories. This analytical platform is expected to be particularly well suited for the next generation of targeted cancer therapeutics. We believe the likelihood of a patient’s cancer responding to a given therapy can be predicted with a high degree of accuracy utilizing eTag assays, facilitating the selection of more precise and effective therapeutic options. We are developing Epidermal Growth Factor Receptor, or EGFR/Her, eTag assays that we believe will enable physicians to identify the appropriate course of treatment for cancers that have a particular molecular profile. While our initial focus is on drugs that target the EGFR/Her receptor family, we intend to develop eTag assays that target other protein drug targets and signaling pathways that are key drivers of proliferation or survival in cancer cells.

We were incorporated in the state of Delaware in November 1995 and commenced commercial operations in 1999. Our principal executive offices are located at 345 Oyster Point Blvd., South San Francisco, CA 94080. Further information can be found on our website: www.virologic.com. Information found on our website is not incorporated by reference into this report.

Background

Personalized Medicine

There is growing evidence that while many serious diseases, such as HIV and cancer, can be characterized at the molecular level, many drugs simply do not work optimally for an entire population of patients in these broad disease categories. The biopharmaceutical industry is witnessing two mutually dependent innovations:

•	targeted therapies that act on very specific disease mechanisms that may not be present in all patients with a broadly defined disease; and

•	diagnostic tests that may be able to predict in advance if a patient is likely to respond to a certain drug

Based on these innovations, a new approach to disease management is emerging—Personalized Medicine— in which the most effective treatment options for the individual patient can be identified using specific diagnostic tests. The ideal of personalized medicine is to move from the so-called “one size fits all” method of drug treatment, to providing “the right treatment to the right patient at the right time.”

Infectious Diseases

Viruses are microorganisms that must infect living cells to reproduce or replicate. These viruses infect human cells and replicate, making new viruses that can infect other cells. There are many different types of viruses, but all viruses share structural and functional characteristics associated with their ability to replicate. During the replication cycle, all types of virus often change slightly, or mutate. This is particularly true of viruses such as HIV and HCV. For example, in an untreated HIV-infected patient, HIV generates virus variants with genetic mutations at every possible nucleotide position, causing billions of new viruses to be produced each day. At any given time there can be many different variants of the virus present within the infected patient’s body, each with a slightly different genetic sequence. This large number of virus variants allows HIV to adapt very rapidly and develop resistance to drugs. As a consequence of drug resistance, HIV continues to cause a large number of infections and deaths despite the availability and introduction of new and effective treatments.

Viral drug resistance refers to a reduction in the ability of a particular drug or combination of drugs to block replication of the virus. Drug resistance typically occurs as a result of mutations that accumulate in the viral genome as it replicates. As the virus replicates and creates a multitude of mutations, the drug resistant mutations become more prominent. For people infected with HIV, drug resistance can render drugs less effective or even completely ineffective, thus significantly reducing treatment options. The emergence and spread of strains of virus with drug resistance means that the ability to treat infections and save lives has become increasingly difficult.

There are approximately 40,000 new diagnoses of HIV infection in the United States each year. In time most of these progress to AIDS, which is one of the leading causes of death worldwide. It is estimated that approximately one million individuals in the United States are currently living with this disease. While once considered a fatal disease, with the advent of 20 FDA-approved anti-viral drugs for treatment of HIV and over 50 more in development, HIV infection increasingly can be treated as a chronic disease.

The Viral Drug Resistance Crisis

While more effective combination treatment regimens have been introduced for HIV, e.g. HAART (highly active antiretroviral therapy), over time the virus often develops resistance to the administered drugs, requiring a change in the combination of anti-viral agents prescribed. Selecting the right combination of drugs for optimal treatment of HIV patients is often difficult when physicians have limited information about the susceptibility of the patient’s HIV to specific anti-viral drugs. Each treatment failure increases the risk that the next drug combination will not work or work for a shorter period of time leaving the patient with fewer effective future treatment options. Physicians are faced with the challenge of tailoring therapy to individual patients numerous times over the course of the disease.

Resistance to anti-viral drugs is one of the most serious impediments to successful treatment of HIV/AIDS patients. In response to the problem of anti-viral drug resistance, physicians use combinations, or cocktails, of anti-viral drugs, attacking different targets within the virus simultaneously. However, even combination therapy eventually fails in a great majority of patients, due in large part to the fact that the virus becomes resistant to some or all of the drugs used in combination.

Anti-viral drugs approved by the U.S. Food and Drug Administration, or FDA, are generally used in various combinations to treat HIV infected patients. Combination therapy requires each drug in the combination to be active, interfering with key viral functions, for the therapy to be most effective. If any of the drugs are not active, the combination therapy will likely fail more quickly. Each treatment failure leaves the patient with fewer future treatment options. Drug resistant viruses can also be transmitted to newly infected individuals, increasing the risk that initial treatment for those individuals will not work.

There are 20 drugs approved by the FDA for treatment of HIV. These generally fall into four classes of drug. These are nucleoside reverse transcriptase inhibitors, non-nucleoside reverse transcriptase inhibitors, protease inhibitors and entry inhibitors. Most currently approved HIV therapeutics are in the first three classes. There is one approved entry inhibitor, although many are in development.

While new anti-viral drugs with increased potency and activity against drug resistant viruses are under development, the ability of HIV to mutate and replicate continues to challenge physicians, who are faced with the challenge of identifying the most appropriate therapy for the individual patient.

Viral Resistance Testing

In response to the challenge posed by drug resistant viruses and the complexity provided by multiple choices of therapeutic, tests have been developed to assess the resistance of viruses to particular drugs. Simple tests based on an analysis of the genetic composition of the virus are now quite common. In addition, more sophisticated tests are also available. The technologies available for resistance testing are:

•	Phenotypic Assays—based on direct measurements of anti-viral susceptibility in cell culture assays in the presence of all commercially available drugs, and

•	Genotypic Assays—based on scanning the viral genome to identify known mutations associated with resistance to particular drugs.

Both types of test can improve treatment response and can be used either to realign existing therapy or to help selection of the best initial therapy for a patient. Resistance testing has emerged as the “standard of care” in the management of patients with HIV. Current treatment guidelines from the U.S. Department of Health and Human Services, the International AIDS Society-USA and the EuroGuidelines Group recommend resistance testing to identify new potent drug combinations after therapy failure. Phenotypic testing provides the most direct measure of drug resistance and, when combined with genotypic testing, provides the most comprehensive view of a patient’s situation. The ultimate goal of resistance testing is to optimize therapies for the individual patient. Increasingly, the complexity of the virus, the sophistication of available testing, and the cost to the patient both in terms of lost future treatment options as well as funds spent on expensive but ineffective therapies, make it more and more critical that physicians have access to as much information as possible when they determine therapy for their patients.

Oncology

Over one million new cases of solid tumor cancer are diagnosed each year in the United States, with four cancer types (breast, prostate, lung and colorectal) accounting for over 700,000 of these. While the incidence of lung cancer is declining slightly, the incidence of breast and colorectal cancer is believed to be increasing at approximately five percent annually and the incidence of prostate cancer at approximately one percent annually.

Although there are often several therapeutic options for a given indication, treatment is typically expensive and accompanied by a host of adverse side effects that are detrimental to patients’ quality of life. In many cases, treatments are effective in only a small percentage of the total patient population and so multiple treatment options must be pursued sequentially until an effective one is found. Often, relatively non-specific broader acting cancer therapeutic agents, including various chemotherapies and radiotherapy are used as first-line and second-line therapies before more specific, targeted therapeutics are used. These broader agents often have serious debilitating side effects associated with them. Not until a patient has “failed” these treatments either because of intolerable or adverse side effects or because their cancer does not respond or has progressed are newer targeted therapies tried. These targeted therapies are often used in third-line treatment because the percentage of patients in the overall population for whom they are effective is relatively low (10%-20%). For patients with a life threatening disease, the sequential approach to the selection of therapies is not optimal but is a consequence of the limited information available to physicians. Despite many years of clinical studies, physicians still have inadequate information on which to base many treatment decisions and many newer targeted drugs have low levels of response in the general disease population, even though in a subset of the patient population they can be extremely effective. The consequences of suboptimal or inappropriate therapies include poor patient outcomes, both from side effects and lack of activity, as well as an economic burden on the healthcare system—the added costs of the physician’s time, wasted drugs and increased hospitalization.

Patient Selection Testing

There is growing acknowledgement that the current methods of classifying different types of cancer by the tissue of origin (e.g. breast cancer or lung cancer), are relatively crude and imprecise, and that better methods of categorizing an individual’s cancer or tumor are possible. In fact, it is now believed that individual tumors of different types (e.g. lung cancer and breast cancer) from different patients may be more closely related at the molecular level, and more likely to respond to a particular targeted therapy, than two lung tumors or two breast tumors. Separate lung cancer tissues may appear to be the same, but at the molecular level they may display very different biological processes. For a treatment to be optimally effective in killing or controlling cancer cells in an individual patient, it is desirable to have diagnostic tests that are able to “see” at this level, determine what is driving the growth of the cancer cells in that individual patient, and which drug will affect that particular process.

Cancer cells proliferate through the activation and interaction of complex biological pathways, stimulated by both extracellular signals and intracellular changes. In order to cure a patient’s cancer, or to control it and limit its progression, physicians must have an understanding of these complex processes, and which particular pathways have been activated and are driving cancer cell growth in each particular patient. New molecular methods and analytical techniques are attempting to provide this information. These new technologies hold the potential for revolutionizing cancer diagnosis and treatment, enabling physicians to make decisions on what treatment options are best suited for an individual patient’s “personalized medicine.”

Recently there has been scientific debate about the predictive nature of particular genetic markers or genomic structures, such as the identification of specific gene mutations present in the tumor tissue of certain patients. While this information is extremely useful in some cases, the biological patterns that result in uncontrolled cell growth and cancer are much more complex, and are influenced by many additional factors, than can be communicated in simple gene mutations. We believe that a more comprehensive understanding of the biology involved in cancer cell growth and drug response, especially at the level of proteins, protein complexes and signaling pathways, where most drugs work, is required to enable physicians to select the right therapy. Effective diagnostic tests are those that can identify the presence of the proteins and protein complexes that are the targets of the drugs in question. Even greater predictive power would likely accrue to those diagnostic tests able to measure the targets in their activated state, i.e., those target proteins actively involved in the disease process or mechanism attacked by the drug. For example, different members of the EGFR/Her receptor family are active in many types of cancer, but not in all patients with a particular type of cancer. The ability to detect activated drug targets, such as EGFR/Her receptors, is important to understanding whether particular drugs are likely to be effective.

ViroLogic’s Solution

Our solution to these challenges is based on molecular diagnostic tools that:

•	enable physicians to better manage infectious diseases and cancers by providing the critical information that helps them prescribe personalized treatments for patients by matching the underlying molecular features of an individual patient’s disease to the drug expected to have maximal therapeutic benefit; and,

•	enable pharmaceutical companies to develop new and improved anti-viral therapeutics and targeted cancer therapeutics more efficiently and cost effectively by providing enhanced patient selection and monitoring capabilities throughout the development process.

Infectious Diseases

Our proprietary technology identifies drug resistance in viruses that cause serious infectious diseases. Our products are used primarily in the management of patients with HIV/AIDS, and could also be applied to other serious infectious diseases. We make our tests available both to physicians to guide the management of patients’ treatment and to pharmaceutical companies to aid in the development and clinical evaluation of new drugs.

The following table sets out the products that are offered to physicians in guiding the selection of therapy from among approved drugs and the tests available to pharmaceutical and biotechnology companies for use in drug development and clinical trial patient recruitment:

Products for HIV Testing

Product	Description	Target Customer
		Physicians		Pharmaceutical Companies
PhenoSense HIV	Directly and quantitatively measures resistance of a patient’s HIV to anti-viral drugs	✓		✓
GeneSeq HIV	Examines and evaluates the genetic sequences of a patient’s HIV	✓		✓
PhenoSense GT	Combination product of the PhenoSense HIV and GeneSeq HIV tests integrated into one report	✓		✓
Replication Capacity HIV (*)	Measures viral fitness, or the ability of a virus to reproduce and infect new cells	✓		✓
PhenoScreen	High-throughput screening for the identification of potential clinical drug candidates		N/A	✓
PhenoSense and GeneSeq HIV Entry	Measures HIV resistance to entry inhibitors for use in research and drug development			✓
PhenoSense HIV Co-Receptor Tropism	Identifies the co-receptor the patient’s virus uses to enter cells – tropism, may be a prognostic factor in the pace of HIV disease progression			✓
PhenoSense and GeneSeq HIV Integrase	Measures HIV resistance to integrase inhibitors for use in research and drug development			✓
PhenoSense HIV Antibody Neutralization	Tests patients’ blood samples for the presence of antibodies that neutralize the HIV virus preventing the virus from infecting other cells (used in vaccine development programs)			✓

(*)	The Replication Capacity HIV test data is currently provided at no additional charge but once clinical utility is established, this may become a standalone product.

In addition to the HIV testing products detailed above, we have PhenoSense HCV and GeneSeq HCV assays that we make available to pharmaceutical companies for use in their drug discovery and development programs.

The products that are currently used in pharmaceutical company testing may represent potential future new products for the patient testing aspect of our business as clinical utility is established and as additional drugs are commercialized.

Physicians

Utilizing the information from the various products that we have developed, physicians are able to manage the treatment of HIV and prescribe personalized treatments for patients.

Our GeneSeq test determines the genetic sequence of HIV and provides physicians with a prediction of expected drug resistance based on the particular mutations present in the individual patient’s virus. Our PhenoSense technology, rather than relying on known genotypic associations to make predictions of drug resistance, provides a direct measurement of the activity of each of the currently available anti-retroviral drugs against the patient’s individual virus. By directly measuring the interaction of drug with viral enzyme, it avoids the need to rely on predictions when knowledge of genotypic resistance is lacking. The quantitative nature of the phenotypic information that is provided facilitates a more useful characterization of the continuum of resistance than can be derived from basic genotypic tests. In addition, our tests can be automated and performed in large numbers, making them practical for routine use in the clinical management of patients.

We believe the information generated by our technology supports and guides the decision making process for physicians to identify optimal therapeutic treatment regimens for each patient. Through our genotypic and phenotypic tests, we provide a comprehensive report to the physician outlining the likely response of the patient’s disease to all 20 approved drugs. To provide more cost effective and timely data to the physician, we launched VLink, in March 2004, an online test reporting system for our comprehensive portfolio of HIV drug resistance assays, PhenoSense GT, PhenoSense HIV and GeneSeq HIV. Our secure online system facilitates data analysis, allowing examination of historical patient resistance data to help identify resistance patterns in patients over time, and it helps decrease the time between sample submission and reporting the results of the assays to physicians.

Pharmaceutical Companies

Pharmaceutical companies are under significant pressure to increase the productivity of their research and development functions. The most immediate impact on revenue for a pharmaceutical company can be derived from accelerating the progress of existing drugs in development through clinical trials, as opposed to enhancing drug discovery programs.

Increasing the speed and probability of success of clinical trials and accelerating the commercialization of drug candidates can be achieved through the advent of tests that are based on a personalized medicine approach. By identifying patients utilizing biomarkers that are predictive of response to the drug under investigation, clinical trials can be shorter, smaller and less costly, and have a higher probability of successful completion. In addition, the drug can be expected to have an improved economic profile because it can be prescribed with a higher degree of expected effectiveness, be brought to market more rapidly, and potentially be positioned as a first- or second-line treatment rather than a second- or third-line treatment.

Our products can be utilized by drug developers to:

•	Predict novel compounds’ potential benefits based on activity against a wide range of actual patient viruses and specific mutational patterns compared with other drugs in the same class, and

•	Prioritize and optimize drug candidates based on identification of compounds with the best resistance profiles, allowing companies to invest resources in the most promising drug candidates.

Clinical trials are the most expensive part of drug development and pharmaceutical companies are now utilizing the information from pharmacogenomics, the scientific discipline focused on how genetic differences among patients determine or predict responsiveness or adverse reactions to particular drugs, to improve the outcomes of clinical trials. In a similar way, pharmaceutical companies are applying our PhenoSense technology to help select and monitor suitable patients for clinical trials. This selection process may allow pharmaceutical companies to guide important drug development decisions before large resource commitments are made. To date, we have provided testing services to almost all the pharmaceutical companies with drugs in development for treatment of HIV/AIDS and every drug approved for treatment of HIV in the past five years has benefited from the use of our tests in clinical trials. Importantly, the FDA has endorsed and emphasized the importance of resistance testing in drug development.

Database and Virus Library

Through our products we have access to and are collecting a wealth of information on drug resistance and related clinical data that is being compiled in an interactive database and a virus library to assist our pharmaceutical customers in drug marketing and drug development. Two important components of our database include

•	viral resistance, replication capacity, and co-receptor tropism data and

•	a virus library comprised of resistance test vectors, virus clones and site-directed mutants.

We make this data available to pharmaceutical companies by providing defined data queries that can enhance their drug development programs. The virus library is a valuable reagent resource that facilitates novel drug characterization and clinical sample evaluations.

Oncology

Through our merger with ACLARA we plan to expand our franchise into oncology. We aim to leverage our commercial experience to develop diagnostic tests that will differentiate those patients who are likely to respond to new targeted therapies from those patients who will not respond. We are currently completing the development of our proprietary eTag assays that measure specific protein analytes and utilize tumor samples obtained from a patient’s biopsy or surgery, to aid in prescribing the new targeted cancer drugs for these patients.

Our eTag assays require only a very small amount of biological sample and can be performed directly on fresh, frozen and the standard clinical format—formalin-fixed paraffin-embedded clinically derived patient samples. This ability to utilize small amounts of human clinical samples in a wide range of formats, without extensive and time-consuming sample preparation, makes eTag assays well suited to diagnostic applications in human disease management.

Importantly, eTag assays can detect proteins and protein complexes that are not readily discernible with other technologies, especially in formalin-fixed human clinical samples. These analytes are expected to provide valuable information with respect to the activation states of key signaling pathways that drive cell proliferation and survival in tumors, and serve as biomarkers that indicate the likelihood of response to particular targeted therapeutics in individual patients and specific patient sub-groups.

Physicians

We intend to complete the development of our first commercial eTag assay product, an Epidermal Growth Factor Receptor, or EGFR, receptor assay panel that will enable physicians to identify the appropriate course of treatment for cancers that have characteristic profiles of receptors in the EGFR/Her receptor family. These assays have been developed and utilized in a research setting and have been evaluated by several pharmaceutical companies. We plan to transfer these assays into our Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified clinical laboratory so that, after validation in accordance with CLIA standards, commercial tests can be launched. Retrospective clinical studies are being conducted to further evaluate and confirm the clinical utility of our assays. In these studies, we are accessing previously collected tumor samples, performing our eTag assays on those samples and comparing the results and predictions obtained from our assays with the known patient response data. A number of both retrospective and prospective studies are in progress and planned to generate this information.

Pharmaceutical Companies

Several targeted cancer drugs are already approved for marketing (e.g. Herceptin®, Gleevec®, Iressa®, Tarceva®, Erbitux®, Avastin®) with many more in development. As pharmaceutical companies continue to develop these targeted cancer therapies, there is an urgent need to be able to distinguish those patients who will respond to these treatments from those who will not.

eTag assays are made available to pharmaceutical and biotechnology companies under collaborative agreements through which they can access our proprietary assay systems and development expertise for use in clinical development programs. These assays and services can be a critical aide in patient selection in clinical trials of targeted therapies that may be highly efficacious in selected patient populations while only minimally effective in the general patient population. We have conducted evaluations with several pharmaceutical and biotechnology companies and intend to develop expanded collaborations with these companies.

Reagents

Certain eTag assays used in more general pharmaceutical research and development programs are provided as research tools for multiplexed gene and protein expression analysis through the purchase of custom-made eTag assay kits, software, custom assay services, and consulting support. These assay development services and reagents are provided to pharmaceutical companies, primarily those that are significant customers or potential customers for our clinical assays in oncology.

On-Going Clinical Studies

We and independent clinical collaborators are currently conducting validation studies that are designed to show that eTag assays can be used to correctly identify patients likely to respond to particular targeted cancer therapies. For instance, in January 2005, a collaborator at Princess Margaret Hospital in Toronto presented clinical data assessing the ability of our eTag assays to accurately predict treatment outcomes for patients with metastatic colorectal cancer. The study, presented at the American Society of Clinical Oncology’s (ASCO) Gastrointestinal Cancer meeting in January, showed a correlation between the detection of EGFR/Her receptor family dimers, as measured by eTag assays, and the response as indicated by disease stability or disease progression in 18 patients being treated with erlotinib (Tarceva®). A larger confirmatory study is underway. Several studies of this sort are in progress and planned, and are designed to provide clinical validation in support of the commercial launch of a test.

ViroLogic’s Strategy

Our objective is to be a world leader in developing and commercializing innovative products to help guide and improve the treatment of infectious diseases, cancer and other serious diseases. We have focused on developing products that meet the treatment needs for infectious diseases, primarily HIV/AIDS and believe that we have built the leading franchise in this area. Through our merger with ACLARA, we plan to expand into the area of cancer therapy and in the future will seek opportunities to address an even broader range of serious diseases. Key elements of our strategy are to:

•	Leverage the Increasing Trend Towards Personalized Medicine. Our innovative technologies are developed to facilitate guiding treatment regimens for specific patients. There is a growing need for technologies that identify those particular patients so that the drugs can be prescribed only for the appropriate patient groups allowing for a personalized approach to therapy.

•	Maintain and Enhance Our Leadership Position in Drug Resistance Testing for Viral Diseases. We believe we are the leading provider of sophisticated tests for HIV drug resistance and have established ourselves as a leader in this field. We plan to maintain our leadership position by continuing a strong emphasis on the scientific basis for our products and applying our scientific expertise to other infectious diseases.

•	Develop a Leadership Position in Products to Guide Cancer Treatments. We intend to develop a market position in oncology that mirrors the leadership position we have built in infectious disease, through our proprietary eTag technology. New targeted cancer drugs that are approved for marketing provide an outstanding opportunity for our expertise in developing tools that can differentiate likely responders and non-responders in a large patient population.

•	Leverage Our Relationships with the Pharmaceutical/Biotechnology Industry. We believe we are the partner of choice for pharmaceutical companies seeking resistance testing for HIV drugs in development. Our drug resistance tests have been used in the clinical trials of every drug approved for treatment of HIV in the past five years and we are currently working with almost every company developing HIV drugs. We intend to leverage our expertise and position by enhancing our product portfolio for patient testing as these drugs are approved and brought to market. In addition, several of the leading HIV drug developers are also leaders in the development of cancer therapies and we intend to leverage our existing relationships by offering a more comprehensive set of capabilities to pharmaceutical and biotechnology companies initially in oncology and subsequently in other serious diseases.

•	Provide Broad, Convenient Access to our Products on a Worldwide Basis. We have created broad access to our current commercial products in the United States by focusing on reimbursement and distribution. During 2004, we expanded our relationship with Quest Diagnostics, the largest clinical reference laboratory in the United States and will continue to seek the broadest and most optimal distribution structure for our products. We intend to access major international markets, either directly or through partnerships, to support the worldwide marketing of drug therapies for which our tests are relevant, specifically where those drugs have been approved based on clinical trials in which our tests played a pivotal role.

•	Develop strategic partnerships to optimize the development of our business. We will seek partnerships related to technologies, products and commercialization approaches where these can enhance our technology platforms or our market position.

•	Maintain a Strong Intellectual Property Portfolio. We have a significant portfolio of patents and patent applications related to our products and technologies. We intend to continue to enhance this portfolio to maintain a strong proprietary position in support of our market position.

Sales & Marketing

We market our HIV drug resistance tests to physicians through a direct sales organization. To do so, we have built an efficient commercial infrastructure to support the industry’s most comprehensive line of drug resistance tests currently available. We currently have 26 experienced sales representatives promoting our HIV drug resistance tests in the United States. In addition, we have 11 people in our marketing, customer service and sales management functions supporting our direct sales personnel.

We also make our current products available through national, regional and hospital laboratories. In May 2004, we signed an expanded referral testing agreement with Quest Diagnostics, the nation’s leading provider of diagnostic testing, information and services. Under the terms of the agreement, Quest Diagnostics has made us its preferred provider of HIV phenotypic resistance testing. Quest Diagnostics has the largest national network of laboratories, with more than 30 full-service regional laboratories in major metropolitan areas and nearly 2,000 patient service centers, where patients’ specimens are collected. In 2004, 2003 and 2002, Quest Diagnostics, represented 12%, 9% and 10%, respectively, of our total revenue. The agreement with Quest expires in April 2005 and is subject to annual renewal on certain conditions.

We expect to leverage our existing experience and infrastructure to commercialize products for the oncology market. As we will be marketing to a separate physician group, we expect to hire sales personnel dedicated to the oncology market and are currently recruiting for a senior executive to lead this effort.

In addition we have a team of 9 employees developing and managing relationships with pharmaceutical companies related to our HIV pharmaceutical testing services, and a team of 3 employees developing relationships with pharmaceutical and biotechnology companies related to our oncology and eTag reagent products and services.

Our marketing strategies focus on physician, patient and payor education in order to increase market awareness of our resistance testing products. We routinely sponsor and participate in conferences and scientific meetings, sponsor educational forums for physicians, and advertise in relevant journals and publications. Additionally, we target patients directly through educational programs. As part of our effort to maintain scientific leadership within the clinical community, which represents our customer base, we have a clinical advisory board consisting of leading clinicians.

We have an active reimbursement strategy, and educate both private and public payors concerning drug resistance testing in an effort to maximize reimbursement. Over an estimated 75% of HIV/AIDS patients in the United States now have access to coverage for resistance testing. At the end of 2004, 48 state Medicaid programs, including California, Florida, New Jersey and New York, the states with the largest HIV/AIDS patient populations, had favorable coverage policies for drug resistance testing. Medicare and nearly all private payors, including Aetna, the Blue Cross Blue Shield Association, Humana and United Health Care, pay for resistance testing.

Research & Development

Research and development expenditures were $7.8 million, $4.7 million and $10.4 million in 2004, 2003 and 2002, respectively. In addition, in 2004, we recorded a non-cash charge of $100.6 million as an allocation of the purchase price of ACLARA to in-process research and development programs. This reflects ACLARA’s technologies for providing eTag assays as diagnostic tools to pharmaceutical companies and physicians.

At the end of 2004 we had 49 employees in research and development, of whom 24 were focused on infectious disease programs, and 25 were focused on oncology programs and eTag-related drug discovery assays.

We maintain an active effort to seek grant funding in support of research programs. In 2003 and 2004, we were awarded a total of five grants totaling more than $5 million over three years. These grants will help support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics and vaccines. Revenue from grants in 2004 was $2.0 million.

Scientific Advisory Board

We have established an internationally renowned group of scientific advisors to provide specific expertise in areas of research and development relevant to our business. Our scientific advisors who meet periodically with our scientific and development personnel and management to discuss our present and long-term research and development activities include the following leaders in scientific and clinical research:

DAVID B. AGUS, M.D.—Research Director at the Louis Warschaw Prostate Cancer Center at Cedars-Sinai Medical Center and Assistant Professor of Medicine at UCLA.

JOSE BASELGA, M.D.—Professor of Medicine at the Universidad Autonoma de Barcelona and the Scientific Chairman of the Spanish Breast Cancer cooperative group SOLTI.

CARLOS L. ARTEAGA, M.D.—Professor of Medicine and Cancer Biology and Director of the Breast Cancer Research Program of the Vanderbilt-Ingram Cancer Center at Vanderbilt University School of Medicine.

STEPHEN P GOFF, PH.D.—Higgens Professor of Biochemistry and Molecular Biophysics at the College of Physicians and Surgeons of Columbia University, and an Investigator of the Howard Hughes Medical Institute.

ROY S. HERBST, M.D., PH.D.—Chief of the Section of Thoracic Oncology and Associate Professor at the University of Texas M. D. Anderson Cancer Center in Houston.

MANUEL HIDALGO, M.D., PH.D.—Associate Professor of Oncology and Co-Director of the Drug Development Program at the Sidney Kimmel Comprehensive Cancer Center, Johns Hopkins University School of Medicine in Baltimore, Maryland.

DAVID D. HO, M.D.—Scientific Director and Chief Executive Officer of the Aaron Diamond AIDS Research Center, and a Professor of The Rockefeller University.

STEPHEN H. HUGHES, PH.D.—Chief of the Retroviral Replication Laboratory, HIV Drug Resistance Program at the National Cancer Institute — Frederick in Maryland.

DOUGLAS D. RICHMAN, M.D.—Professor of Pathology and Medicine at the University of California, San Diego School of Medicine and Director of the Research Center for AIDS and HIV Infection at the San Diego VA Medical Center.

ROBERT T. SCHOOLEY, M.D.—Tim Gill Professor of Medicine and Head of the Infectious Disease Division at the University of Colorado Health Sciences Center.

PJ UTZ, M.D.—Assistant Professor and directs a research laboratory in the Division of Rheumatology and Immunology at the Center for Clinical Immunology at the Stanford University School of Medicine.

OWEN N. WITTE, M.D.—Professor of Microbiology, Immunology and Molecular Genetics at UCLA. Professor Witte is also an Investigator of the Howard Hughes Medical Institute.

Competition

The markets for life science research and diagnostic products are highly competitive and are subject to rapid technological change. In particular, approaches to personalized medicine are rapidly evolving and there are many companies attempting to establish their technological approaches and products as the standard of care.

For our HIV testing products, the major competitors include manufacturers and distributors of phenotypic drug resistance technology, such as Tibotec-Virco, a division of Johnson & Johnson, and Specialty Laboratories. We also compete with makers of genotypic tests such as Applied Biosystems Group, Visible Genetics Inc., a division of Bayer Diagnostics, and laboratories performing genotypic testing as well as other genotypic testing referred to as virtual phenotyping.

For diagnostic testing for cancer therapies, we expect to compete with companies that are developing alternative technological approaches for patient testing in the cancer field. There are likely to be many competitive companies and many technological approaches in the emerging field of testing for likely responsiveness to the new class of targeted cancer therapies, including companies such as DakoCytomation A/S and Abbott Laboratories that currently commercialize testing products for guiding therapy of cancer patients. Established diagnostic product companies such as Abbott Laboratories, Roche Diagnostics and Bayer Diagnostics and established clinical laboratories such as Quest Diagnostics and LabCorp may also develop or commercialize services or products that are competitive with those that we anticipate developing and commercializing. In addition, there are a number of alternative technological approaches being developed by competitors and evaluated by pharmaceutical and biotechnology companies and being studied by the oncology community. In particular, while our anticipated oncology testing products will be based on the identification of protein-based differences among patients, there is significant interest in the oncology community in gene-based approaches that may be available from other companies.

We believe that the principal competitive factors in our markets are product capability supported by clinical validation, scientific credibility and reputation, customer service, cost effectiveness of the technology and the sales and marketing strength of the supplier.

Many of our competitors and potential competitors in these markets have substantially greater market presence and substantially greater financial, technical and human resources than we do. We cannot assure you that they will not succeed in developing technologies and products that would render our technologies and products obsolete and noncompetitive. We also cannot assure you that we will be able to compete effectively with these competitors’ greater marketing presence and financial strength.

Operations

We perform our HIV drug resistance testing in South San Francisco, California. Our clinical laboratory is accredited by the College of American Pathologists and our facility is subject to stringent CLIA operating regulations. Patient samples for testing are delivered by courier and treated as infectious specimens. After processing of the samples with our proprietary technology, results are reported to the customer. The CLIA regulations require that we meet certain quality and personnel standards and undergo proficiency testing and inspections.

We expect to transfer our eTag assays from the research setting to our CLIA certified clinical laboratory in South San Francisco, California, during 2005. This transfer process will involve documentation, quality and validation procedures comparable to those applicable to our HIV testing products. While initial products for the cancer market will be introduced through our CLIA certified clinical laboratory, future cancer testing products may include test kits that may be subject to the regulatory authority of the Food and Drug Administration, or the FDA. The FDA regulatory framework is complicated, and we have limited experience at managing FDA compliance issues. If we develop cancer test kits, the kits could be subject to premarket FDA approval requirements, which would be expensive and time-consuming, and could delay or prevent us from marketing these tests. In addition, the production of the future cancer test kits may be subject to Good Manufacturing Practice Regulation, or GMP, under the auspices of the FDA. Our facilities are not GMP compliant. If the manufacture of the proposed kits is subject to GMP regulation, we will be required to establish a GMP compliant facility, or to enter into a relationship with a third party manufacturer that operates a GMP compliant facility. We do not have experience with GMP compliance. GMP compliance, or entry into a manufacturing relationship with a third party manufacturer, would be time-consuming and expensive.

Patents and Proprietary Rights

Our Intellectual Property Strategy

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

With respect to our viral disease portfolio, including products and services for HIV, we currently have 27 issued patents and 128 pending applications for additional patents, including international counterparts to our U.S. patents. We have licensed and expect that we may need to license additional technology in order to continue the development and commercialization of our products. In addition, with respect to our HIV products, we have non-exclusively licensed seven patents under the Roche Molecular Systems, Inc., or Roche, license discussed below.

With respect to our planned oncology products and eTag technology, and as a result of our merger with ACLARA, we have approximately 148 granted, allowed, issued and pending patent applications in the United States and in other countries, including 15 issued or allowed patents. In addition, we have 129 granted, allowed, issued and pending patent applications in the United States and in other countries, including 58 issued or allowed patents, related to the historic microfluidics business of ACLARA. Our patents and patent applications related to our eTag technology and products in development address the following essential areas: Biomarkers enabled by eTag technology, including the use of selected intracellular protein-protein complexes and cell surface receptor dimers to indicate disease status, particularly in the cancer field; and eTag technology, including compositions, methods and applications in gene expression and proteomics, particularly as the latter relates to cell-based assays for measurement of receptor dimerization, analysis of signal transduction pathways, and analysis of receptor-ligand binding for receptor and ligand deorphanization and drug screening. Patents related to ACLARA’s historic microfluidics business address microfluidic and nanofluidic instruments and devices, their fabrication and their applications, particularly as they relate to high-throughput screening or diagnostic applications of eTag technology.

These patents and patent applications cover a broad range of technology applicable across our entire current and planned product line. We cannot assure you that any of the currently pending or future patent applications will be issued as patents, or that any patents issued to us will not be challenged, invalidated, held unenforceable or circumvented. Further, we cannot assure you that our intellectual property rights will be sufficiently broad to prevent third parties from producing competing products similar in design to our products.

In addition to patent protection, we also rely on protection of trade secrets, know-how and confidential and proprietary information. We generally enter into confidentiality agreements with our employees, consultants and our collaborative partners upon commencement of a relationship with us. However, we cannot assure you that these agreements will provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information or that adequate remedies would exist if unauthorized use or disclosure were to occur. The exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our operating results, financial condition and future growth prospects. Further, we cannot assure you that others have not or will not independently develop substantially equivalent know-how and technology.

Further, there is a risk that some of our confidential information could be compromised during the discovery process of any litigation. During the course of any lawsuit, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could have a substantial negative effect on the trading price of our stock.

Intellectual Property of Others

Our commercial success also depends in part on avoiding the infringement of other parties’ patents or proprietary rights and the breach of any licenses that may relate to our technologies and products. Third parties may have patents or patent applications relating to products or processes similar to, competitive with or otherwise related to our products. These products and processes may include technologies relating to HIV, hepatitis B and C, other viruses and oncology technologies. Third parties have from time to time threatened to assert infringement or other intellectual property rights against us based on their patents or other intellectual property rights.

We have had to, and expect to continue to have to, enter into licenses covering the rights at issue. Unless we are able to expand our existing licenses and obtain additional licenses, patents covering these technologies may adversely impact our ability to commercialize one or more of our potential products. We are aware of various third-party patents that may relate to our technology. We believe that we do not infringe these patents but cannot assure you that we will not be found in the future to infringe these or other patents or proprietary rights of third parties, either with products we are currently developing or with new products that we may seek to develop in the future. If third parties assert infringement claims against us, we may be forced to enter into license arrangements with them. We cannot assure you that we could enter into the required licenses on commercially reasonably terms, if at all. The failure to obtain necessary licenses or to implement alternative approaches may prevent us from commercializing products under development and would impair our ability to be commercially competitive. We may also become subject to interference proceedings conducted in the U.S. Patent and Trademark Office to determine the priority of inventions.

The defense and prosecution, if necessary, of intellectual property suits, U.S. Patent and Trademark Office interference proceedings and related legal and administrative proceedings will result in substantial expense to us, and significant diversion of effort by our technical and management personnel. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

License Agreements

We license polymerase chain reaction, or PCR, technology from Roche for performing a step in our PhenoSense and GeneSeq tests. This license is non-exclusive and lasts for the life of the patent term of the last to expire licensed Roche patent. We believe that the last Roche patent expires in 2005. If Roche develops or acquires additional patents covering technology related to the licensed technology, we have the option of licensing that additional technology under the terms of this agreement, which may extend the term of the license. In exchange for the license, we have agreed to pay Roche a royalty based on the net service revenues we receive from our products. At least sixty days prior to introducing a new product utilizing the Roche technology, we must notify Roche of that introduction. If we fail to notify Roche, we would have to pay a higher royalty. We also agreed to participate in proficiency testing in accordance with applicable quality assurance standards and to comply with all relevant regulations and standards. Further, we have agreed to give Roche a reasonable opportunity to negotiate for a license to use any technology we develop related to the reaction technology we license from Roche, such as the automation of the method for performing the reaction. Roche has the right to terminate this license if we fail to pay royalties, make a semi-annual royalty report or participate in proficiency testing. We believe we are in compliance with these requirements. The license allows us to use technology covered by the licensed Roche patents within a broad field that includes all of our currently planned products. If we were to expand our product line beyond the licensed field, however, we would need to negotiate an expansion of the license.

We license certain technologies from Third Wave Technologies, Inc. pursuant to a License Agreement signed by ACLARA in October 2002 and assigned to us as a result of the merger. Under the License Agreement and a related Supply Agreement, we have rights to incorporate Third Wave’s Invader technology and Cleavase enzyme with our eTag technology to offer the eTag Assay System for multiplexed gene expression applications for the research market. In addition to licensing the Invader technology platform to us, Third Wave will supply Cleavase enzyme to us for incorporation into eTag-Invader gene expression assays. For 2005, the royalty payment is fixed in amount and thereafter is computed as a percentage of sales of licensed products.

In addition, we also license technology from other third parties. We recorded aggregate royalty expense of $1.6 million, $1.1 million and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Regulation and Reimbursement

Regulation of Clinical Laboratory Operations

The Clinical Laboratory Improvement Amendments of 1988 (CLIA) extends federal oversight to virtually all clinical laboratories by requiring that laboratories be certified by the federal government, by a federally approved accreditation agency or by a state that has been deemed exempt from the regulation’s requirements. We currently offer our viral disease assays, including our PhenoSense and PhenoSense GT, under the standards of these regulations. Pursuant to these federal clinical laboratory regulations, clinical laboratories must meet quality assurance, quality control and personnel standards. Labs also must undergo proficiency testing and inspections. Standards are based on the complexity of the method of testing performed by the laboratory.

These regulations categorize our laboratory as high complexity, and we believe we are in compliance with the more stringent standards applicable to high complexity testing for personnel, quality control, quality assurance and patient test management. Our clinical laboratory holds a Certificate of Registration under these regulations. Our clinical laboratory has been surveyed by the College of American Pathologists, a federally approved accreditation agency, which has accredited our clinical laboratory. In order to offer eTag assays in our clinical laboratory for patient use we will be required to validate those assays and related systems in accordance with our quality control, quality assurance and patient test management protocols and for specificity and reproducibility pursuant to the CLIA standards.

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

Regulation for Manufacture and Sale of Kit based Assays

The eTag assays that we currently make available for research purposes and that we plan to make available through our clinical laboratory are not subject to oversight by, nor does their sale require prior approval by the FDA. However, we may be subject to FDA and other regulation with regard to future diagnostic kits and services that we may develop. Under the Federal Food, Drug and Cosmetic Act and related regulations, the FDA regulates the design, development, manufacturing, labeling, sale, distribution and promotion of drugs, medical devices and diagnostics. Before a new drug, device or diagnostic product can be introduced in the market, the product must undergo rigorous testing and an extensive regulatory approval process implemented by the FDA under federal law. In addition, the FDA imposes additional regulations on manufacturers of approved products. We have limited experience with obtaining FDA approvals and developing, manufacturing, distributing or selling products within FDA requirements. Any failure to obtain FDA and other requisite governmental approvals with regard to any future products that we may develop could have a material adverse affect on our business, results of operations and financial condition.

Medical Waste and Radioactive Materials

We are subject to licensing and regulation under federal, state and local laws relating to the handling and disposal of medical specimens and hazardous waste and radioactive materials as well as to the safety and health of laboratory employees. Our clinical laboratory facility in South San Francisco, California is operated in material compliance with applicable federal and state laws and regulations relating to disposal of all laboratory specimens. We utilize outside vendors for disposal of specimens. Our research and development and manufacturing processes at the former ACLARA facilities in Mountain View, California involve the use of hazardous materials, including chemicals and biological materials. Our operations also produce hazardous waste products.

We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use, or the use by third parties, of these materials, and our liability may exceed our total assets. Compliance with environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development or production efforts.

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

Regulation of Coverage and Reimbursement

Revenues for clinical laboratory testing services come from a variety of sources, including Medicare and Medicaid programs; other third-party payors, including commercial insurers, health maintenance and other managed care organizations; and patients, physicians, hospitals and other laboratories. We are a Medicare laboratory services provider. Medicare has issued coverage policies and payment guidelines for resistance testing, including phenotypic and genotypic testing. Currently, nearly all public and a majority of private payors have approved the reimbursement of our existing products HIV products. However, the majority of our payors are currently reimbursing our products at varying levels from 70% to 100% of our list prices. While recently issued guidelines of the Department of Health and Human Services recommend drug resistance testing for HIV patients, this does not assure coverage or level of coverage, by state, Medicare or any other payors. Coverage has not been established for any of our eTag products under development.

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

Our agreements with third-party payors, including Medicare and Medicaid, require that we identify the services we perform using industry standard codes known as the Current Procedural Terminology, or CPT, codes, which are developed by the American Medical Association, or AMA. Most payors maintain a list of standard reimbursement rates for each such code, and our ability to be reimbursed for our services is therefore effectively limited by our ability to describe the services accurately using the CPT codes. From time to time, the AMA changes its instructions about how our services should be coded using the CPT codes. If these changes leave us unable to accurately describe our services or are not coordinated with payors such that corresponding changes are made to the payors’ reimbursement schedules, we may have to renegotiate our pricing and reimbursement rates, the changes may interrupt our ability to be reimbursed, and/or the overall reimbursement rates for our services may decrease dramatically.

Significant uncertainty exists as to the reimbursement status of new medical products such as our eTag products for oncology and our Replication Capacity and Co-Receptor Tropism assays for HIV drug resistance testing which we are currently developing, particularly if these products fail to show demonstrable value in clinical studies. If government and other third-party payors do not provide adequate coverage and reimbursement for our planned products, our revenues will be reduced.

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

Patient Privacy

The Department of Human Health and Services, or HHS, has issued final regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, designed to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions, while protecting the privacy and security of the information exchanged. Three principal regulations have been issued:

•	Privacy regulations

•	Security regulations; and

•	Standards for electronic transactions, or transaction standards.

The privacy regulations prohibit the use or disclosure of “protected health information” except for certain purposes or unless specific conditions are met. Protected health information is information transmitted or maintained in any form—by electronic means, on paper, or through oral communications that: (1) relates to the past, present, or future physical or mental health or condition of an individual, the provision of health care to an individual, or the past, present, or future payment for the provision of health care to an individual; and (2) identifies the individual or with respect to which there is a reasonable basis to believe the information can be used to identify the individual. Data that have been de-identified in accordance with the Privacy regulation’s stringent de-identification standard are not considered protected health information and are not subject to the regulation. We have implemented privacy and security changes that we believe comply with these standards. In addition, we implemented measures we believe will reasonably and appropriately meet the specifications of the security regulations and the transaction standards.

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

On September 23, 2003, the Centers for Medicare and Medicaid Services (“CMS”) announced that it will implement a contingency plan for the Medicare program to accept electronic transactions that are not fully compliant with the transaction standards after the October 16, 2003 compliance deadline. CMS’ contingency plan allows Medicare carriers to continue to accept and process Medicare claims in the traditional electronic formats now in use in order to give its healthcare providers additional time to complete the testing process, provided they are making a good faith effort to comply with the new standards. As part of its plan, CMS is expected to regularly reassess the readiness of its healthcare providers to determine how long the contingency plan will remain in effect. In its announcement, CMS encouraged other payors to assess the readiness of their trading partners and to implement contingency plans, if appropriate. A number of other major payors have announced they intend to follow CMS’ lead, but we cannot assure you that all payors will develop similar contingency plans. We have experienced payment delays related to payors inability to timely process claims submitted in the new HIPPA complaint format. At this time, we cannot estimate the potential impact of payors implementing, or failing to implement, the HIPAA transaction standards on our cash flows and results of operations.

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

Employees

As of March 11, 2005, we had 250 employees, of whom 17 hold Ph.D. or M.D. degrees and 34 hold other advanced degrees. Approximately 94 employees are engaged in clinical laboratory operations, including 41 licensed healthcare professionals, 57 employees are engaged in research and development, and 99 employees are engaged in sales, marketing, information systems, finance and other administrative functions.

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We maintain a site on the worldwide web at www.virologic.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our SEC filings, including our annual report on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, a copy of our filings is located at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D. C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

RISK FACTORS RELATED TO OUR BUSINESS

Except for the historical information contained or incorporated by reference, this annual report on Form 10-K and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part I, Item 1 entitled “Business”, Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this annual report and in any other documents incorporated by reference into this annual report. You should consider carefully the following risk factors, together with all of the other information included in this annual report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

We have not achieved profitability and both we and ACLARA had recent and anticipated continuing losses, which may cause our stock price to fall.

Prior to our merger with ACLARA, both we and ACLARA have experienced significant losses each year since inception, and we expect to incur additional losses following our merger. We have experienced losses applicable to common stockholders of $81.8 million for the year ended December 31, 2004, $9.3 million for the year ended December 31, 2003, and $33.3 million for the year ended December 31, 2002. As of December 31, 2004, we had an accumulated deficit of approximately $187.7 million. ACLARA experienced net losses of approximately $12.7 million in the nine-month period ended September 30, 2004, $20.0 million for the year ended December 31, 2003, and $37.2 million for the year ended December 31, 2002. As of September 30, 2004, ACLARA had an accumulated deficit of $175.7 million. We expect to continue to incur losses, primarily as a result of spending related to:

•	expanding patient and pharmaceutical company sample processing capabilities;

•	research and product development costs, including the continued development and validation of the eTag technology and products based on that technology;

•	clinical studies to validate the effectiveness of eTag assays as tests for responsiveness of cancer patients to particular cancer therapies;

•	sales and marketing activities related to existing and planned products, including the development of a sales organization focused on the oncology market;

•	additional clinical laboratory and research space and other necessary facilities;

•	costs of assimilating the ACLARA organization and technology;

•	general and administrative costs;

•	potential charges related to marking to market the liability for the CVRs; and

•	charges for stock based compensation related to assumed ACLARA options and the related CVRs issuable upon their exercise.

If our losses continue, our stock price may fall and our stockholders may lose part or all of their investment.

Holders of our contingent value rights, or CVRs, will not be able to determine the payment to be received under the contingent value rights until June 10, 2006, and the CVRs may expire or be extinguished without any payment thereunder.

Holders of our CVRs will not know the amount of payment, if any, that a contingent value right will receive until either June 10, 2006, or such earlier time as the contingent value rights are automatically extinguished. The payment, if any, that each contingent value right will entitle its holder to receive will depend on the average volume weighted mean of the sales prices of our common stock for the 15 trading days ending on and including June 10, 2006. For every cent that the 15 day average is below $2.90, the contingent value right will have the right to a payment of $0.01 per CVR, with a maximum payment of $0.88 per CVR. If we are required to make any payment to the holders of CVRs, the first $0.50 per CVR of any such payment must be made in cash. The balance of any such payment, up to $0.38 per CVR, may, at our election, be made in cash, shares of our common stock or a combination of the two. If we elect to make any portion of a payment to holders of CVRs through the issuance of shares of our common stock then, as a condition precedent, such shares must, among other things, be issued either in a transaction that is exempt from registration under the Securities Act through satisfaction of the requirements of Section 3(a)(9) of the Securities Act, or pursuant to an effective registration statement under the Securities Act. If these conditions precedent cannot be satisfied then we must make the entire amount of any payment due under the CVRs in cash.

If at any point during the 18 month period ending on June 10, 2006, the daily volume weighted mean of the sales prices of our common stock is greater than or equal to $3.50 for 30 consecutive trading days, the contingent value rights will be automatically extinguished and no payment will be made on them.

Our potential payments to holders of contingent value rights, which may be greater than currently estimated, would decrease our liquidity and could cause dilution to our stockholders.

Under the terms of the contingent value rights, we are obligated to make a payment to the holders of contingent value rights on June 10, 2006 if the average volume weighted mean of the sales prices of our common stock for the 15 trading days prior to June 10, 2006 is less than $2.90 (unless the CVRs have been automatically extinguished earlier, in accordance with their terms). The maximum aggregate amount payable by us under the contingent value rights is currently estimated to be approximately $54.4 million, based on approximately 36 million shares of ACLARA common stock outstanding as of the date our merger with ACLARA closed. If this total amount becomes due, we must pay the first $31 million in cash, and may, at our option, pay the $23.4 million balance in cash, shares of our common stock or a combination of the two. If we are required to make the maximum payment under the CVRs, totaling approximately $54.4 million, we may have insufficient cash balances to make this entire payment in cash, and if we did have sufficient cash balances and elected to make the entire payment in cash our liquidity would be significantly and adversely affected. If we elected to make a portion of any CVR payment in shares of our common stock, existing stockholders could suffer significant dilution of their ViroLogic holdings. In addition, the maximum amount payable under the CVRs could be greater than $54.4 million depending on the number of assumed ACLARA stock options that are exercised in the future. In connection with our merger with ACLARA, we assumed ACLARA stock options exercisable for 7.1 million shares of our common stock. If all ACLARA stock options assumed in our merger with ACLARA are exercised, the maximum aggregate amount payable under the CVRs would increase by approximately $6.2 million. We can make no assurances as to the timing or extent of any option exercise activity.

If the conditions requiring us to make payments to the holders of contingent value rights are satisfied and all assumed ACLARA options are exercised, we would be required to pay up to approximately $60.6 million, which would result in a decrease in liquidity, which may adversely impact our ongoing business.

Our financial results and financial position may be adversely impacted by, and may fluctuate as a result of, the contingent value rights.

Until June 10, 2006, or the earlier extinguishment of the contingent value rights in accordance with their terms, we will be required under generally accepted accounting principles to record adjustments in our quarterly statements of operations based on the fair value of our estimated obligation to make payments to the holders of contingent value rights and the variable accounting associated with the stock options that have attached CVRs. Our estimated obligation to make these payments under the CVRs will vary depending, at the time the estimate is made, the market price, if any, of the contingent value rights and the stock options associated with CVRs, and the extent to which assumed ACLARA stock options are exercised. As a result, our estimated obligation under the contingent value rights could vary from period to period, resulting in significant fluctuations in our results of operations from quarter to quarter, including our reported earnings or loss per share, which could cause the market price of our common stock to fall abruptly and significantly.

If, at June 10, 2006, we are required to make a payment under the contingent value rights, we will thereafter be obligated to make equivalent payments to holders of assumed ACLARA stock options upon the exercise of those options. The aggregate amount payable upon the exercise of assumed ACLARA stock options will be equal to the number of shares of our common stock subject to those options multiplied by the amount of cash or cash and ViroLogic common stock required to be paid with respect to a single contingent value right. For fiscal periods ending after June 10, 2006, we will be required to record a charge against our statement of operations to reflect the maximum amount payable upon the exercise of assumed ACLARA stock options, based on the number of shares of our common stock for which such options are then exercisable according to their vesting provisions. In addition, we may periodically record a benefit to our statement of operations to the extent that any assumed ACLARA stock options expire prior to exercise. The combination of these charges and benefits could lead to fluctuations in our results of operations from quarter to quarter.

An active public market may not be sustained for the CVRs, or they may trade at low volumes, both of which could depress the resale price, if any, of the securities.

The CVRs are a new security for which there is a limited public trading market. We cannot predict whether an active public trading market for the securities will be sustained. The CVRs are currently quoted on the OTC Bulletin Board (“OTCBB”) under the ticker symbol “VLGCR.OB”. Because the OTCBB is a quotation service for NASD Market Makers, and not an issuer listing service or securities market, there are no listing requirements that must be met by an OTCBB issuer. There are, however, certain requirements that an issuer must meet in order for its securities to be eligible for a market maker to enter a quotation on the OTCBB. We believe that we satisfy these requirements, and that we will continue to satisfy these requirements for the foreseeable future. Investors should note however, that because issuers are not permitted to submit applications to be quoted on the OTCBB, we cannot guarantee that the CVRs will remain listed on the OTCBB. Continued quotation of the CVRs on the OTCBB will depend on ongoing sponsorship by one or more market makers who demonstrate compliance with SEC Rule 15c2-11.

Even if a public trading market for the CVRs is sustained, there may be little or no market demand for the CVRs, making it difficult or impossible to sell CVRs on the public market, and depressing the resale price, if any, of the CVRs. In addition, holders of CVRs may incur brokerage charges in connection with the resale of the CVRs, which in some cases could exceed the proceeds realized by the holder from the resale of its CVRs. We cannot predict the price, if any, at which the CVRs will trade.

Our obligation to make payments to the holders of CVRs will be unsecured, and holders of CVRs are not assured of receiving any payments owed to them under the CVRs.

Our obligation to make payments under the CVRs, if any, will be unsecured. While we intend to maintain cash resources for potential CVR payments, any amounts owing under the CVRs will be general unsecured obligations. If, at June 10, 2006, we are required to make a payment under the CVRs, holders of the CVRs cannot be assured that we will have sufficient funds or available common stock to do so. If we are unable to make a required payment under the CVRs, the holders of CVRs will have equal priority in making claims against and receiving assets from us as will our general creditors. If we are unable to make payments owing under the CVRs, the holder of a CVR may receive none, or only a portion of, any amount that is owed under the CVRs.

We may not realize the benefits we expect from the merger with ACLARA.

Our integration with ACLARA will be complex, time consuming and expensive, and may disrupt our business. We will need to overcome significant challenges in order to realize any benefits or synergies from our merger with ACLARA. These challenges include the timely, efficient and successful execution of a number of post-transaction integration activities, including:

•	integrating the operations and technologies of the two companies;

•	successfully completing the development of eTag technology and developing commercial products based on that technology;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of both companies and attracting additional customers;

•	leveraging our existing sales channels to sell new products into new markets;

•	developing an appropriate sales and marketing organization and sales channels to sell new product into new markets;

•	retaining strategic partners of each company and attracting new strategic partners;

•	implementing and maintaining uniform standards, internal controls, processes, procedures, policies and information systems; and

•	identifying a subtenant for ACLARA’s facility in Mountain View, California, and completing a sublease agreement.

We estimate that relocation of ACLARA’s former operations into our South San Francisco, California, facilities will be completed in the second quarter of 2005. We expect that the development and commercialization of the propriety eTag assays for use in clinical trials by pharmaceutical and biotechnology customers could exceed one year. In addition, we expect to commercialize clinical assays for diagnostic use in patient testing, upon the successful completion of product development and automation for high throughput, validation of these assays in a CLIA-certified laboratory format, attainment of clinical validation through clinical trials, which could also exceed one year, and successful leveraging of research and development planned to be expended on clinical assays for use in clinical trials by pharmaceutical and biotechnology companies. The completion of these research and development activities are subject to a number of risks and uncertainties including the extent of clinical trials required for regulatory and marketing purposes, the timing and results of clinical trials, failure to validate the technology in clinical trials and failure to achieve necessary regulatory approvals. These factors make it impossible to predict with any degree of certainty the costs and timing of completing the development of commercial products.

The process of integrating operations and technology could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with our merger with ACLARA and the integration of our operations and technology with ACLARA’s could have an adverse effect on our business, results of operations or financial condition. Furthermore, the execution of these post-transaction integration activities will involve considerable risks and may not be successful. These risks include:

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of the operations, technology and other resources of ACLARA with ours;

•	the impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel;

•	greater than anticipated costs and expenses related to restructuring, including employee severance and costs related to vacating leased facilities; and

•	potential unknown liabilities associated with our merger with ACLARA and the combined operations.

We may not succeed in addressing these risks or any other problems encountered in connection with our merger with ACLARA. The inability to successfully integrate the operations, technology and personnel of ACLARA with ours, or any significant delay in achieving integration, could have a material adverse effect on our business and, as a result, on the market price of our common stock.

Proposed new products resulting from the integration of ACLARA’s technology into our operational infrastructure could be delayed or precluded by regulatory, clinical or technical obstacles, thereby delaying or preventing the development, introduction and commercialization of these new products and adversely impacting our revenue and profitability.

We anticipate developing testing products for use in connection with the treatment of cancer patients. These products will be based on ACLARA’s proprietary eTag technology and are expected to utilize our established commercialization infrastructure and experience in patient testing for HIV. We expect that the development and commercialization of eTag assays for use in clinical trials by pharmaceutical and biotechnology customers could exceed one year. In addition, we expect to commercialize clinical assays for diagnostic use in patient testing, upon the successful completion of product development and automation for high throughput, validation of assays in a Clinical Laboratory Improvement Amendments, or CLIA, certified laboratory format, attainment of clinical validation through clinical trials, which could also exceed one year, and successful leveraging of research and development planned to be expended on clinical assays for use in clinical trials by pharmaceutical and biotechnology companies. The completion of these research and development activities are subject to a number of risks and uncertainties including the extent of clinical trials required for regulatory and marketing purposes, the timing and results of clinical trials, failure to validate the technology in clinical trials and failure to achieve necessary regulatory approvals. These factors make it impossible to predict with any degree of certainty the costs and timing of completing the development of commercial products.

The proposed products and services will be developed under the auspices of CLIA regulatory framework. Future cancer testing products may include test kits that may be subject to the regulatory authority of the Food and Drug Administration, or the FDA. The FDA regulatory framework is complicated, and we have limited experience at managing FDA compliance issues.

The proposed cancer testing products that are planned to be delivered through our existing clinical laboratory infrastructure will be based on assays that are in development in a research setting, but have not been transferred to or validated in a CLIA-certified laboratory. We may be unable to accomplish this transfer and validation. Failure to do so would have an adverse effect on our revenue and operations.

If we develop cancer test kits, the kits could be subject to premarket FDA approval requirements, which would be expensive and time-consuming, and could delay or prevent us from marketing these tests. In addition, the production of the future cancer test kits may be subject to Good Manufacturing Practice Regulation, or GMP, under the auspices of the FDA. Our facilities are not GMP compliant. If the manufacture of the proposed kits is subject to GMP regulation, then we will be required to establish a GMP compliant facility, or to enter into a relationship with a third party manufacturer that operates a GMP compliant facility. We do not have experience with GMP compliance. GMP compliance, or entry into a manufacturing relationship with a third party manufacturer, would be time-consuming and expensive. We anticipate that if we are required to establish our own GMP compliant facility, or we elect to enter into a relationship with a GMP compliant third party, either process would be completed in parallel with developing the proposed testing products, could take over one year, and would require additional resources that could exceed $0.5 million in start-up costs and would increase on-going overhead costs.

As our proposed testing products for use in connection with the treatment of cancer patients have not yet been developed, there are currently no revenues associated with them and no significant revenues associated with other acquired ACLARA products and services. FDA regulation, including GMP regulation, could delay or preclude the development, introduction and commercialization of the proposed cancer testing products and prevent or delay us in receiving revenues from the proposed products, adversely affecting the anticipated profitability of the combined company.

As a result of our merger with ACLARA, we are a larger and broader organization. If our management is unable to adequately manage the company, our operating results will suffer.

As a result of our merger with ACLARA, we assumed approximately 35 employees, of 55 employees based at ACLARA’s facility in Mountain View, California before the merger, bringing our total number of employees after the merger to approximately 250. Our proposed testing products using ACLARA’s eTag technology and our commercialization infrastructure have not yet been developed, and the two will need to be integrated as a necessary part of the development process. We do not have experience in commercializing testing products for use in the oncology field. We will face challenges inherent in efficiently managing an increased number of employees and addressing new markets, including the need to implement appropriate systems, policies, benefits and compliance programs.

Difficulties or delays in successfully managing the substantially larger and broader organization could have a material adverse effect on the combined company after our merger with ACLARA and, as a result, on the market price of our common stock.

We could lose key personnel, which could materially affect our business and require us to incur substantial costs to recruit replacements for lost personnel.

We consider William D. Young, Chairman and Chief Executive Officer, Christos J. Petropoulos, Ph.D., Vice President, Research and Development, Virology and Chief Scientific Officer, Sharat Singh, Ph.D., Chief Technical Officer, Oncology, Michael Bates, M.D., Vice President, Clinical Research, and Jeannette Whitcomb, Ph.D., Vice President, Operations, to be key to the management of our business and operations.

Any of our key personnel could terminate their employment at any time and without notice. We do not maintain key person life insurance on any of our key employees. Although we have not faced difficulties in attracting or retaining key personnel in the recent past, any failure to attract and retain key personnel could have a material adverse effect on our business.

Charges to operations resulting from the application of business combination accounting may adversely affect the market value of our common stock.

If the benefits of our merger with ACLARA are not achieved, our financial results, including earnings (loss) per common share, could be adversely affected. In accordance with United States generally accepted accounting principles, we have accounted for merger as a business combination. We have allocated the total purchase price to the acquired net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of completion of the merger, and have recorded the excess of the purchase price over those fair values as goodwill. We will incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with our merger with ACLARA, although this is not currently expected to be significant. In addition, to the extent the value of goodwill or intangible assets become impaired, we may be required to incur material charges relating to the impairment of those assets. The additional charges could adversely affect our financial results, including earnings (loss) per common share, which could cause the market price of our common stock to decline.

Because we expect to have larger revenues, operations and financial strength as a result of the merger with ACLARA, third parties with potential litigation claims against either company who decided not to pursue those claims against the individual companies may now consider asserting those claims against us.

As a result of our merger with ACLARA, we anticipate we will have greater revenues and financial strength than either company individually. As a result, third parties who believe that they have claims against us or ACLARA, but who chose not to make known or assert those claims because of the size of the individual companies, might now believe that asserting those claims against the larger combined company may be advantageous. Although we are not currently aware of any such claims against the combined company, ACLARA was involved in significant litigation matters in the past and we cannot assure you that similar litigation will not occur in the future.

Our stockholders will experience substantial additional dilution if our shares of preferred stock or related warrants are converted into or exercised for shares of common stock. As of December 31, 2004, our outstanding shares of preferred stock and related warrants were convertible into or exercisable for up to an aggregate of 14,153,581 shares of our common stock, or approximately 12% of the number of shares of common stock outstanding.

As of December 31, 2004, we had 116,034,527 shares of common stock outstanding after our merger with ACLARA. However, as of December 31, 2004, we also had outstanding the following shares of preferred stock and related warrants:

•	249 shares of Series A Redeemable Convertible Preferred Stock, or Series A Preferred Stock, convertible into 2,243,243 shares of common stock (not including the conversion of accrued but unpaid premiums); and

•	warrants issued to the purchasers of ViroLogic preferred stock in connection with ViroLogic preferred stock financings to purchase 11,910,338 shares of common stock at a weighted average exercise price of $1.16 per share.

We will not receive payment or other consideration for the issuance of shares of common stock upon conversion of the Series A Preferred Stock. Most of the warrants listed above have net exercise provisions, which, if elected as the method of exercise by the holder of the warrant, cause us to not receive cash consideration for the issuance of shares of common stock upon exercise. Together, the common shares reserved for issuance upon conversion of the Series A Preferred Stock and upon exercise of the warrants referenced above represented approximately 14,153,581 shares of our common stock, or 12% of the shares of our common stock outstanding on December 31, 2004. All of these shares are issuable for an approximate weighted-average effective price of $1.15 per share.

Also, the number of shares of common stock that we may be required to issue upon conversion of the Series A Preferred Stock and exercise of certain of these warrants can increase substantially upon the occurrence of several events, including if:

•	we issue shares of stock (with certain exceptions) for an effective price less than the conversion price of the Series A Preferred Stock or the warrants (each $1.11 as of December 31, 2004);

•	we fail to have sufficient shares of common stock reserved to satisfy conversions, exercises and other issuances;

•	we fail to honor requests for conversion, or notify any holder of Series A Preferred Stock of our intention not to honor requests for conversion;

•	we fail to issue shares upon exercise of the warrants; or

•	we fail to redeem any shares of Series A Preferred Stock when required.

We are also obligated to issue additional shares of common stock every six months to the holders of the Series A Preferred Stock as “premium payments.” As of December 31, 2004, these issuances totaled approximately 250 shares of common stock for every share of Series A Preferred Stock outstanding at the time the issuance is made. All of the previous share totals are based upon an assumed stock price of $2.79, which reflects the closing price of our common stock on the Nasdaq National Market on December 31, 2004, but the actual number of shares issued will be based upon our stock price from time to time as of the payment dates. If the 249 shares of the Series A Preferred Stock outstanding as of December 31, 2004 were to remain outstanding for five years, we will be required to issue as premium payments an additional 625,000 shares of common stock (again based on an assumed stock price of $2.79) to holders of the Series A Preferred Stock. We will not receive payment or other consideration for these issuances.

All of the foregoing issuances of our common stock would be substantially dilutive to the holders of outstanding shares of our common stock, especially where, as described above, the shares of common stock are issued without additional consideration. We cannot predict whether or how many additional shares of our common stock will become issuable due to these provisions.

Any dilution or potential dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock. Any downward pressure on the trading price of our common stock could encourage investors to engage in short sales, which could further contribute to a downward trend in the price of our common stock.

We may be obligated to redeem the Series A Preferred Stock.

Holders of Series A Preferred Stock have the right, under certain circumstances, to require us to redeem for cash all of the preferred stock that they own. The redemption price for the Series A Preferred Stock is the greater of (i) 115% of the original purchase price plus 115% of any accrued premium payment thereon and (ii) the aggregate fair market value of the shares of common stock into which such shares of Series A Preferred Stock are then convertible. As of December 31, 2004, there were 249 shares of Series A Preferred Stock outstanding, with an aggregate redemption price equal to approximately $3 million.

Shares of Series A Preferred Stock are redeemable by the holders of the respective series in any of the following situations:

•	if we fail to remove a restrictive legend on any certificate representing any common stock that was issued to any holder of such series upon conversion of their preferred stock or exercise of their warrants and that may be sold pursuant to an effective registration statement or an exemption from the registration requirements of the federal securities laws;

•	if we fail to have sufficient shares of common stock reserved to satisfy conversions of the series;

•	if we fail to honor requests for conversion, or if we notify any holder of such series of our intention not to honor future requests for conversion;

•	if we institute voluntary bankruptcy or similar proceedings;

•	if we make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for it or for a substantial part of our property or business, or such a receiver or trustee shall otherwise be appointed;

•	if we sell all or substantially all of our assets;

•	if we merge, consolidate or engage in any other business combination (with some exceptions), provided that such transaction is required to be reported pursuant to Item 1 of Form 8-K;

•	if we commit a material breach under, or otherwise materially violate the terms of, the transaction documents entered into in connection with the issuance of such series;

•	if the registration statements covering shares of common stock underlying the Series A Preferred Stock and related warrants cannot be used by the respective selling security holders for the resale of all the underlying shares of common stock for an aggregate of more than 30 days;

•	if our common stock is not tradable on the New York Stock Exchange, the American Stock Exchange, the Nasdaq National Market or the Nasdaq SmallCap market for an aggregate of twenty trading days in any nine month period;

•	if 35% or more of our voting power is held by any one person, entity or group;

•	if we fail to pay any indebtedness in excess of $350,000 when due, or if there is any event of default under any agreement that is likely to have a material adverse effect on it; or

•	upon the institution of involuntary bankruptcy proceedings.

Upon the occurrence of any of the events described above, individual holders of the Series A Preferred Stock would have the option, while such event continues, to require us to purchase some or all of the then outstanding shares of Series A Preferred Stock held by such holder. If we receive any notice of redemption, we will be required to immediately (no later than one business day following such receipt) deliver a written notice to all holders of the same series of preferred stock stating the date when we received the redemption notice and the amount of preferred stock covered by the notice. Redemption of the Series A Preferred Stock in any event described above would require us to expend a significant amount of cash and could negatively impact our ability to operate our business or raise additional capital.

Our products may not achieve market acceptance, which could limit our future revenue.

Our ability to establish our testing products as the standard of care to guide and improve the treatment of viral diseases and cancer will depend on acceptance and use of these testing products by physicians and clinicians and pharmaceutical companies. Testing products for viral diseases are still relatively new, and testing products for the treatment of cancer have not yet been developed. We cannot predict the extent to which physicians and clinicians will accept and use these testing products. They may prefer competing technologies and products. The commercial success of these testing products will require demonstrations of their advantages and potential economic value in relation to the current standard of care, as well as to competing products. Market acceptance of our products will depend on:

•	our marketing efforts and continued ability to demonstrate the utility of PhenoSense in guiding anti-viral drug therapy, for example, through the results of retrospective and prospective clinical studies;

•	our ability to demonstrate the advantages and potential economic value of our PhenoSense testing products over current treatment methods and other resistance tests;

•	our ability to demonstrate to potential customers the benefits and cost effectiveness of our eTag System, relative to competing technologies and products;

•	the extent to which opinion leaders in the scientific and medical communities publish supportive scientific papers in reputable academic journals;

•	the extent and success of our efforts to market, sell and distribute our testing products;

•	the timing and willingness of potential collaborators to commercialize our PhenoSense products and eTag System and other future testing product candidates;

•	general and industry-specific economic conditions, which may affect our pharmaceutical customers’ research and development and clinical trial expenditures and the use of our PhenoSense products and eTag System;

•	progress of clinical trials conducted by our pharmaceutical customers;

•	our ability to generate clinical data indicating correlation between data recognized by eTag assays and clinical responses to particular drugs;

•	changes in the cost, quality and availability of equipment, reagents and components required to manufacture or use our PhenoSense products and eTag System and other future testing product candidates; and

•	the development by the pharmaceutical industry of targeted medicines for specific patient populations, the success of these targeted medicines in clinical trials and the adoption of our technological approach in these development activities.

If the market does not continue to accept our existing testing products, such as our PhenoSense products or does not accept our future testing products such as products based on the eTag technology, our ability to generate revenue will be limited.

Our revenues will be limited or diminished if changes are made to the way that our products are reimbursed, or if government or third-party payors limit the amounts that they will reimburse for our current products, or do not authorize reimbursement for our planned products.

Government and third-party payors, including Medicare and Medicaid require that we identify the services we perform in our clinical laboratory using industry standard codes known as the Current Procedural Terminology, or CPT, codes, which are developed by the American Medical Association, or AMA. Most payors maintain a list of standard reimbursement rates for each such code, and our ability to be reimbursed for our services is therefore effectively limited by our ability to describe the services accurately using the CPT codes. From time to time, the AMA changes its instructions about how our services should be coded using the CPT codes. If these changes leave us unable to accurately describe our services or we are not coordinated with payors such that corresponding changes are made to the payors’ reimbursement schedules, we may have to renegotiate our pricing and reimbursement rates, the changes may interrupt our ability to be reimbursed, and/or the overall reimbursement rates for its services may decrease dramatically. In addition, we may spend significant time and resources to minimize the impact of these changes on reimbursement.

Government and third-party payors are attempting to contain or reduce the costs of healthcare and are challenging the prices charged for medical products and services. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare products. This could in the future limit the price that we can charge for our products. This could hurt our ability to generate revenues. Significant uncertainty exists as to the reimbursement status of new medical products like the products we are currently developing and that we expect to develop, particularly if these products fail to show demonstrable value in clinical studies. If government and other third-party payors do not continue to provide adequate coverage and reimbursement for our testing products or do not authorize reimbursement for our planned products, our revenues will be reduced.

Billing complexities associated with health care payors could impair our cash flow and limit our ability to reach profitability.

Billing for laboratory services is complex. Laboratories must bill various payors, such as Medicare, Medicaid, insurance companies, doctors, employer groups and patients, all of whom have different requirements. In 2004, 2003 and 2002, approximately 31%, 29%, and 27%, respectively of our revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. Medicare and Medicaid represented 35% and 26% of gross accounts receivable balance at December 31, 2004 and 2003, respectively. Billing difficulties often result in a delay in collecting, or ultimately an inability to collect, the related receivable. This impairs cash flow and ultimately reduces profitability if we are required to record bad debt expense and/or contractual adjustments for these receivables. We recorded bad debt expense of $0.3 million, $0.1 million and $0.6 million for the years ended 2004, 2003, and 2002, respectively.

Among many other factors complicating billing are:

•	pricing or reimbursement differences between our fee schedules and those of the payors;

•	changes in or questions about how products are to be identified in the requisitions;

•	disputes between payors as to which party is responsible for payment;

•	disparity in coverage among various payors; and

•	difficulties of adherence to specific compliance requirements and procedures mandated by various payors.

Ultimately, if all issues are not resolved in a timely manner, our cash flows could be impaired and ability to reach profitability could be limited

We may encounter problems or delays in processing tests, or in expanding our automated testing systems, which could impair our ability to grow our business, generate revenue and achieve and sustain profitability.

In order to meet future projected demand for our products and fully utilize our current clinical laboratory facilities, we may have to expand the volume of patient samples that we are able to process. We will also need to continue to develop our quality-control procedures and to establish more consistency with respect to test turnaround so that results are delivered in a timely manner. Thus, we will need to continue to develop and implement additional automated systems to perform our tests. We have installed laboratory information systems over the past few years to support the automated tests, analyze the data generated by our tests and report the results. If these systems do not work effectively as we scale up our processing of patient samples, we may experience processing or quality-control problems and may experience delays or failures in our operations. These problems, delays or failures could adversely impact the promptness and accuracy of our transaction processing, which could impair our ability to grow our business, generate revenue and achieve and sustain profitability. We have experienced periods during which processing of our test results was delayed and periods during which the proportion of samples for which results could not be generated were higher than expected. For example, in the fourth quarter of 2003, we completed an automation project, the implementation of which resulted in a temporary backlog of approximately $0.5 million at December 31, 2003 and in the third quarter of 2004 a higher than expected number of samples failed to generate results. While we are taking steps to minimize the likelihood of any recurrence of these issues, future delays, processing problems and backlog may nevertheless occur, resulting in the loss of our customers and/or revenue and an adverse effect on our results of operations.

We face intense competition, and if our competitors’ existing products or new products are more effective than our products, the commercial opportunity for our products will be reduced or eliminated.

The commercial opportunity for our products will be reduced or eliminated if our competitors develop and market new testing products that are superior to, or are less expensive than, the testing products that we develop using our proprietary technology. The biotechnology industry evolves at a rapid pace and is highly competitive. Our major competitors for our HIV testing products include manufacturers and distributors of phenotypic drug resistance technology, such as Tibotec-Virco (division of Johnson & Johnson) and Specialty Laboratories. We also compete with makers of genotypic test kits such as Applied Biosystems Group, Visible Genetics Inc. (division of Bayer Diagnostics) and laboratories performing genotypic testing as well as other genotypic testing referred to as virtual phenotyping.

We also compete with companies that are developing alternative technological approaches for patient testing in the cancer field. There are likely to be many competitive companies and many technological approaches in the emerging field of testing for likely responsiveness to the new class of targeted cancer therapies, including companies such as DakoCytomation A/S and Abbott Laboratories that currently commercialize testing products for guiding therapy of cancer patients. Established diagnostic product companies such as Abbott Laboratories, Roche Diagnostics and Bayer Diagnostics and established clinical laboratories such as Quest Diagnostics and LabCorp may also develop or commercialize services or products that are competitive with those that we anticipate developing and commercializing. In addition, there are a number of alternative technological approaches being developed by competitors and evaluated by pharmaceutical and biotechnology companies and being studied by the oncology community. In particular, while our anticipated oncology testing products will be based on the identification of protein-based differences among patients, there is significant interest in the oncology community in gene-based approaches that may be available from other companies, which may prove to be a superior technology to ours.

Each of these competitors is attempting to establish its test as the standard of care. Our competitors may successfully develop and market other testing products that are either superior to those that we may develop or that are marketed prior to marketing of our testing products. One or more of our competitors may render our technology obsolete or uneconomical by advances in existing technological approaches or the development of different approaches. Some of these competitors have substantially greater financial resources, market presence and research and development staffs than we do. In addition, some of these competitors have significantly greater experience in developing products, and in obtaining the necessary regulatory approvals of products and processing and marketing products.

We derive a significant portion of our revenues from a small number of customers and our revenues may decline significantly if any major customer cancels or delays a purchase of our products.

Our revenues to date consist, and for 2005 are anticipated to consist, largely of sales of PhenoSense products. In 2004, 2003 and 2002, Quest Diagnostics Incorporated, represented 12%, 9% and 10%, respectively, of our total revenue. The agreement with Quest expires in April 2005 and is subject to annual renewals on certain conditions. We cannot assure you that the agreement with Quest will be renewed on commercially acceptable terms or that Quest will be an effective partner in commercialization of any of our products. In 2004, 2003 and 2002, approximately 31%, 29%, and 27%, respectively of our revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. Gross accounts receivable balances from Medicare and Medicaid represented 35% and 26% of gross accounts receivable balance at December 31, 2004 and 2003, respectively. It is likely that we will have significant customer concentration in the future. The loss of any major customer, a slowdown in the pace of increasing physician and physician group sales as a percentage of sales, or the delay of significant orders from any significant customer, even if only temporary, could have a significant negative impact on our revenues and our ability to fund operations from revenues, generate cash from operations or achieve profitability.

Various testing materials that we use are purchased from single qualified suppliers, which could result in our inability to secure sufficient materials to conduct our business.

We purchase some of the testing materials used in our laboratory operations from single qualified suppliers. Although these materials could be purchased from other suppliers, we would need to qualify the suppliers prior to using their materials in our commercial operations. Although we believe we have ample inventory to allow validation of another source, in the event of a material interruption of these supplies, the quantity of our inventory may not be adequate.

Any extended interruption, delay or decreased availability of the supply of these testing materials could prevent us from running our business as contemplated and result in failure to meet our customers’ demands. If significant customer relationships were harmed by our failure to meet customer demands, our revenues may decrease. We might also face significant additional expenses if we are forced to find alternate sources of supplies, or change materials we use. Such expenses could make it more difficult for us to attain profitability, offer our products at competitive prices and continue our business as currently contemplated or at all.

We are dependent on licenses for technology we use in our resistance testing, and our business would suffer if these licenses were terminated.

We license technology from Roche that we use in our PhenoSense and GeneSeq tests. We hold a non-exclusive license for the life of the patent term of the last licensed Roche patent. We believe that the last Roche patent expires in 2005. However, if additional patents are identified that would be necessary or useful for our operations, such patents could be added to the license at our option, which may extend the term of the license. We believe that many of our competitors, including Tibotec-Virco (division of Johnson & Johnson) and other resistance testing companies, also license this technology on non-exclusive terms. Roche has the right to terminate this license if we fail to pay royalties, make a semi-annual royalty report or participate in proficiency testing. We believe we are in compliance with these requirements. The license allows us to use technology covered by the licensed Roche patents within a broad field that includes all of our currently planned products. If we were to expand our product line beyond the licensed field, however, we would need to negotiate an expansion of the license. In addition, we also license technology from other third parties. If these licenses were to be terminated, we would likely have to change a portion of our testing methodology, which would halt our testing, at least temporarily, and cause us to incur substantial additional expenses.

The intellectual property protection for our technology and trade secrets may not be adequate, allowing third parties to use our technology or similar technologies, and thus reducing our ability to compete in the market.

The strength of our intellectual property protection is uncertain. In particular, we cannot be sure that:

•	we were the first to invent the technologies covered by our patents or pending patent applications;

•	we were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any of our pending patent applications will result in issued patents; or

•	any patents issued to us will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties.

With respect to our viral disease portfolio, we currently have 27 issued patents and 128 pending applications for additional patents, including international counterparts to our U.S. patents. With respect to our potential oncology products and eTag technology, we currently have approximately 148 granted, allowed, issued and pending patent applications in the United States and in other countries, including 15 issued or allowed patents. We have 129 granted, allowed, issued and pending patent applications in the United States and in other countries, including 58 issued or allowed patents, relating to the historic microfluidics business of ACLARA. We have licensed seven patents under the Roche license discussed above. These patents cover a broad range of technology applicable across our entire current and planned product line. We have also licensed certain technology from Third Wave Technologies.

Other companies may have patents or patent applications relating to products or processes similar to, competitive with or otherwise related to our current and planned products. Patent law relating to the scope of claims in the technology fields in which we operate, including biotechnology and information technology, is still evolving and, consequently, patent positions in their industry are generally uncertain. We will not be able to assure you that we will prevail in any lawsuits regarding the enforcement of patent rights or that, if successful, we will be awarded commercially valuable remedies. In addition, it is possible that we will not have the required resources to pursue offensive litigation or to otherwise protect our patent rights.

In addition to patent protection, we also rely on protection of trade secrets, know-how and confidential and proprietary information. We generally enter into confidentiality agreements with our employees, consultants and their collaborative partners upon commencement of a relationship with them. However, we cannot assure you that these agreements will provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information or that adequate remedies would exist if unauthorized use or disclosure were to occur. The unintended disclosure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our operating results, financial condition and future growth prospects. Further, we cannot assure you that others have not or will not independently develop substantially equivalent know-how and technology.

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

Our products could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we are not successful defending any such litigation or cannot obtain necessary licenses, we may have to pay substantial damages and/or be prohibited from selling our products.

Our commercial success depends upon our ability to develop, manufacture, market and sell our products and use our proprietary technologies without infringing the proprietary rights of others. Companies in our industry typically receive a higher than average number of claims and threatened claims of infringement of intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the fields in which we are selling and/or developing or expect to sell and/or develop products. We may be exposed to future litigation by third parties based on claims that our products, technologies or activities infringe the intellectual property rights of others. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our products or technologies may infringe. There also may be existing patents, of which we are not aware, that our products or technologies may inadvertently infringe. Further, there may be issued patents and pending patent applications in fields relevant to our business, of which we may become aware from time to time, that we believe we do not infringe or that we believe are invalid or relate to immaterial portions of our overall business. We will not be able to assure you that third parties holding any of these patents or patent applications will not assert infringement claims against us for damages or seeking to enjoin our activities. We will also not be able to assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor. Third parties have from time to time threatened to assert infringement or other intellectual property claims against us based on our patents or other intellectual property rights or informed us that they believe we required one or more licenses in order to perform certain of our tests. For instance, we have recently been informed by Bayer Diagnostics, or Bayer, that it believes we require one or more licenses to patents controlled by Bayer in order to conduct certain of our current and planned operations and activities. We, in turn, believe that Bayer may require one or more licenses to patents controlled by us. Although we believe we do not need a license from Bayer for our HIV products, we are in discussions with Bayer concerning the possibility of entering into a cross-licensing or other arrangement, and believe that if necessary, licenses from Bayer would be available to us on commercial terms. However, in the future, we may have to pay substantial damages, possibly including treble damages, for infringement if it is ultimately determined that our products infringe a third party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit will take significant time, and may be expensive and divert management attention from other business concerns.

If we do not successfully introduce new products using our technology, we may not sustain long-term revenue growth.

We may not be able to develop and market new resistance testing products for HIV and other serious diseases, including hepatitis and cancer, or additional assay products. Demand for these products will depend in part on the development by others of additional anti-viral and targeted cancer treatment drugs. Physicians will likely use our tests to determine which drug is best for a particular patient only if there are multiple drug treatment options. Several anti-viral and targeted cancer treatment drugs currently are in development but we will not be able to assure you that they will be approved for marketing, or if these drugs are approved that there will be a need for our current or planned testing products. If we are unable to develop and market test products for other viral diseases or for cancer, or if an insufficient number of anti-viral and cancer treatment drugs are approved for marketing, we may not sustain long-term revenue growth.

Our business operations and the operation of our clinical laboratory facility are subject to stringent regulations and if we are unable to comply with them, we may be prohibited from accepting patient samples or may incur additional expense to attain and maintain compliance, which would have an adverse impact on our revenue and profitability.

The operation of our clinical laboratory facilities is subject to a stringent level of regulation under the Clinical Laboratory Improvement Amendments of 1988. Laboratories must meet various requirements, including requirements relating to quality assurance, quality control and personnel standards. Our laboratories are also subject to regulation by the State of California and various other states. We have received accreditation by the College of American Pathologists and therefore are subject to their requirements and evaluation. Our failure to comply with applicable requirements could result in various penalties, including loss of certification or accreditation, and we may be prevented from conducting our business as proposed or as we may wish to in the future.

The FDA may impose medical device regulatory requirements on our tests, including possibly premarket approval requirements, which could be expensive and time-consuming and could prevent us from marketing these tests.

In the past, the FDA has not required that genotypic or phenotypic testing conducted at a clinical laboratory be subject to premarketing clearance or approval, although the FDA has stated that it believes its jurisdiction extends to tests generated in a clinical laboratory. We received a letter from the FDA in September 2001 that asserted such jurisdiction over in-house tests like ours, but which also stated the FDA was not currently requiring premarket approval for HIV monitoring tests such as ours provided that the promotional claims for such tests are limited to its analytical capabilities and do not mention the benefit of making treatment decisions on the basis of test results. The FDA letter to us also asserted that our GeneSeq™ test had been misbranded due to the use of purchased analyte specific reagents, or ASRs, if test reports do not include a statement disclosing that the test has not been cleared or approved by the FDA. Since 2002, we have utilized in-house prepared ASRs in our products. The FDA has indicated in discussions that the focus of the letter was our genotypic tests and not our phenotypic tests, but there is no certainty its focus will remain narrow.

We have had several discussions with the FDA related to its positions set forth in the letter. We do not at this point believe the FDA will require us to take steps that materially affect our business or financial performance, but cannot guarantee this will remain the case.

We cannot be sure that the FDA will accept the steps we take, or that the FDA will not require us to alter our promotional claims or undertake the expensive and time-consuming process of seeking premarket approval with clinical data demonstrating the sensitivity and specificity of our currently offered tests or tests in development. If premarket approval is required, we cannot be sure that we will be able to obtain it in a timely fashion or at all; and in such event the FDA would have authority to require it to cease marketing tests until such approval is granted.

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

The Department of Human Health and Services, or HHS, has issued final regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, designed to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions, while protecting the privacy and security of the information exchanged. Three principal regulations have been issued:

•	privacy regulations;

•	security regulations; and

•	standards for electronic transactions, or transaction standards.

We have implemented the HIPAA privacy regulations. In addition, we implemented measures we believe will reasonably and appropriately meet the specifications of the security regulations and the transaction standards.

These standards are complex, and subject to differences in interpretation. We will not be able to guarantee that our compliance measures will meet the specifications for any of these regulations. In addition, certain types of information, including demographic information not usually provided to us by physicians, could be required by certain payors. As a result of inconsistent application of requirements by payors, or our inability to obtain billing information, we could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues. We cannot estimate the potential impact of payors implementing (or failing to implement) the HIPAA transaction standards on our cash flows and results of operations.

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

We may be unable to build brand loyalty because our trademarks and trade names may not be protected. We may not be able to build brand loyalty around the broader focus of the combined company after our merger with ACLARA.

Our registered or unregistered trademarks or trade names such as the names PhenoSense, PhenoSense GT, PhenoScreen, GeneSeq, and eTag may be challenged, canceled, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build brand loyalty. Brand recognition is critical to our short-term and long-term marketing strategies especially as we commercialize future enhancements to our products. In particular as we broaden the company’s commercial focus from viral diseases to oncology and other serious diseases, we will attempt to establish a corporate identity for that broader business focus, possibly including a new corporate name and logo. Doing so could be expensive and time-consuming. We cannot assure you that we will be successful in establishing brand recognition and loyalty for the combined company.

Clinicians or patients using our products or services may sue us and our insurance may not sufficiently cover all claims brought against us, which would increase our expenses.

Clinicians, patients and others may at times seek damages from us if drugs are incorrectly prescribed for a patient based on testing errors or similar claims. Although we have obtained product liability insurance coverage of up to $6 million, and expect to continue to maintain product liability insurance coverage, we will not be able to guarantee that insurance will continue to be available to us on acceptable terms or that our coverage will be sufficient to protect us against all claims that may be brought against us. We may not be able to maintain our current coverage, or obtain new insurance coverage for our planned future testing services and products, such as planned testing service and kits for use in connection with the treatment of cancer patients, on acceptable terms with adequate coverage, or at reasonable costs. We may incur significant legal defense expenses in connection with a liability claim, even one without merit or for which we have coverage.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and proposed changes in accounting for equity compensation could adversely affect earnings.

We have historically used stock options and other forms of equity-related incentives as a key component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us. The Financial Accounting Standards Board has issued changes to the U.S. generally accepted accounting principles that will require us to record a charge to earnings for employee stock option grants and other option plans as of the first interim period that begins after June 15, 2005. Moreover, applicable stock exchange listing standards related to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future, which may result in changes in our equity compensation strategy. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees, and such a change in accounting rules may adversely impact our future financial condition and operating results.

We may be subject to litigation, which would be time consuming and divert our resources and the attention of our management.

In November 2002, we implemented a business restructuring plan. With the exception of one former employee, all of the employees terminated in connection with the business restructuring signed a release of claims. We have received correspondence from the one former employee that did not sign a release threatening to bring claims against us that stem from that termination. As part of our merger with ACLARA, ACLARA terminated approximately 20 of its 55 employees. It is not possible to predict whether any of these employees will assert a claim against us. We do not have employee practices liability insurance to cover any potential claims by employees terminated in the reduction of force or other employment-related claims. Even if we are eventually successful in the defense of such claims, the time and money spent may prevent it from operating our business effectively or profitably or may distract our management.

ACLARA, with which we merged, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001 and is now captioned ACLARA BioSciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering, or IPO, as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s March 20, 2000 IPO through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market. The complaint also alleges that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers who went public between 1998 and 2000 have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including ACLARA defendants) was filed by the entire group of issuer defendants in these similar actions. On February 19, 2003, the Court in this action issued its decision on the defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to ACLARA but denied the motion to dismiss Section 11 claim as to ACLARA and virtually all of the other defendants. On June 26, 2003, the plaintiffs in the consolidated class action lawsuits announced a proposed settlement with ACLARA and the other issuer defendants. The proposed settlement, which was approved by ACLARA’s board of directors, provides that the insurers of all settling issuers will guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling issuers will make up the difference. Under the proposed settlement, the maximum amount that could be charged to ACLARA’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would be approximately $3.9 million. We believe that ACLARA had sufficient insurance coverage to cover the maximum amount that we may be responsible for under the proposed settlement. While the Federal District Court has preliminarily approved the settlement it is possible that it may not give its final approval to the settlement in whole or part. If a final settlement is not reached or is not approved by the court, we believe that we have meritorious defenses and intend to vigorously defend against the suit. As a result of this belief, no liability for this suit has been recorded in the accompanying financial statements. However, we could be forced to incur significant expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

Our operating results may fluctuate from quarter to quarter, making it likely that, in some future quarter or quarters, we will fail to meet estimates of operating results or financial performance, causing our stock price to fall.

If revenue declines in a quarter, our losses will likely increase or our earnings will likely decline because many of our expenses are relatively fixed. Though our revenues may fluctuate significantly as we continue to build the market for our products, expenses such as research and development, sales and marketing and general and administrative are not affected directly by variations in revenue. The cost of our product revenue could also fluctuate significantly due to variations in the demand for our products and the relatively fixed costs to produce them. In addition, there could be significant fluctuations in the amounts recorded in our statement of operations for valuation adjustments to the CVRs and stock based compensation. We will not be able to accurately predict how volatile our future operating results will be because our past and present operating results, which reflect moderate sales activity, are not indicative of what we might expect in the future. As a result it will be very difficult for us to forecast our revenues accurately and it is likely that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results will be difficult to predict, period-to-period comparisons of our results of operations may not be a good indication of our future performance.

In the event that we need to raise additional capital, our stockholders could experience substantial additional dilution. If such financing is not available on commercially reasonable terms, we may have to significantly curtail our operations or sell significant assets and may be unable to continue as a going concern.

We anticipate that our capital resources, together with funds from the sale of our products, contract revenue and borrowing under equipment financing arrangements, will enable us to maintain our current research and development, marketing, production and general administrative activities related to HIV drug resistance in the United States, together with the planned integration of ACLARA’s business and its eTag technology into our operations, through at least December 31, 2005. The integration of ACLARA’s eTag technology into our operations is expected to include the development of a testing service and possibly test kits for use in connection with the treatment of cancer patients. However, we may need additional funding to accomplish these goals. To the extent operating and capital resources are insufficient to meet our obligations, including lease payments and future requirements, we will have to raise additional funds to continue the development, commercialization and expansion of our technologies, including the eTag technology and products based on that technology. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, we cannot guarantee that additional financing, in any form, will be available at all, or on terms acceptable to us. If we sell equity or convertible debt securities to raise additional funds, our existing stockholders may incur substantial dilution and any shares so issued will likely have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common and preferred stock. In the event financing is not available in the time frame required, we could be forced to reduce our operating expenses, curtail sales and marketing activities, reschedule research and development projects or delay, scale back or eliminate some or all of our activities. Further, we might be required to sell certain of our assets or obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize on our own. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could make it difficult or impossible to implement our long-term business plans or could affect our ability to continue as a going concern.

If a natural disaster strikes our clinical laboratory facilities and we are unable to receive and or process our customers’ samples for a substantial amount of time, we would lose revenue.

We rely on a single clinical laboratory facility to process patient samples for our tests, which are received via delivery service or mail, and have no alternative facilities. We will also use this facility for conducting other tests we develop, including eTag assays, and even if we move into different or additional facilities they will likely be in close proximity to our current clinical laboratory. Our clinical laboratories and some pieces of processing equipment are difficult to replace and could require substantial replacement lead-time. Our facilities may be affected by natural disasters such as earthquakes and floods. Earthquakes are of particular significance because our facilities are located in the San Francisco Bay Area, an earthquake-prone area, and we do not have insurance against earthquake loss. Our insurance coverage, if any, may not be adequate to cover total losses incurred in a natural disaster. However, even if covered by insurance, in the event our clinical laboratory facilities or equipment is affected by natural disasters, we would be unable to process patient samples and meet customer demands or sales projections. If our patient sample processing operations were curtailed or ceased, we would not be able to perform tests, which would reduce our revenues, and may cause us to lose the trust of our customers or market share.

We use hazardous chemicals and biological materials in our business, and any claims relating to any alleged improper handling, storage, use or disposal of these materials could adversely harm our business.

Our research and development and manufacturing processes involve the use of hazardous materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We will not be able to eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We do not maintain insurance coverage for damage caused by accidental release of hazardous chemicals, or exposure of individuals to hazardous chemicals off of our premises. We could be subject to damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use, or the use by third parties, of these materials, and our liability under a claim of this nature may exceed our total assets. Compliance with environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development or production efforts.

Concentration of ownership among some of our stockholders may prevent other stockholders from influencing significant corporate decisions.

Following our merger with ACLARA, approximately 34% percent of our common stock is beneficially held by a small number of stockholders including our directors, our executive officers, and our greater than 5 percent stockholders. The most significant of these stockholders in terms of beneficial ownership are Perry Corp., Deutsche Bank AG, Tang Capital Partners, Sharat Singh and William Young. In addition, our Series A Preferred Stock is held by a small number of stockholders, some of whom also own shares of our common stock and could acquire significant additional shares of our common stock by converting shares of preferred stock. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control of ViroLogic at a premium price if these stockholders oppose it. There are also certain approval rights of the Series A Preferred Stock, and the few holders of those shares could prevent certain important corporate actions by not approving those actions.

Our stock price may be volatile, and our common stock could decline in value.

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Our stock price has fluctuated widely during the last two years from a low of $0.72 per share in September 2002 to a high of $4.40 per share in January 2004. The following factors, in addition to other risk factors described in this section, may have a significant negative impact on the market price of our common stock:

•	period-to-period fluctuations in financial results;

•	financing activities;

•	litigation;

•	delays in product introduction, launches or enhancements;

•	announcements of technological innovations or new commercial products by our competitors;

•	results from clinical studies;

•	developments concerning proprietary rights, including patents;

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or our own products or products under development;

•	regulatory developments in the United States and foreign countries;

•	changes in payor reimbursement policies; and

•	economic and other external factors or other disaster or crisis.

A low or volatile stock price may negatively impact our ability to raise capital and to attract and maintain key employees.

We may be required to obtain the consent of the holders of our preferred stock before taking corporate actions, which could harm our business.

Our charter documents require us to obtain the consent of the holders of the Series A Preferred Stock before we may issue securities that have senior or equal rights to the Series A Preferred Stock, incur unsecured indebtedness for borrowed money, or take other actions with respect to the respective series or other securities. We will also be required to obtain the consent of the holders of the Series A Preferred Stock before we amend or modify our certificate of incorporation or bylaws to change any of the rights of such series. To obtain these consents, we would need to get consent from holders of a majority of the outstanding shares of the Series A Preferred Stock.

These obligations, and our complicated capitalization structure in general, might frustrate attempts to remove our board or management by making it difficult to find suitable replacements willing to spend substantial amounts of time and efforts on company matters. Moreover, these obligations may deter a potential acquirer from completing a transaction with us. They may also prevent us from taking corporate actions that would be beneficial to us and our stockholders, such as raising capital. Even if we are not prevented from taking such actions, they might be more expensive to us.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock may fall.

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants and upon the conversion of the Series A Preferred Stock, the market price of our common stock may fall. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that it deems appropriate. Sales of a substantial number of shares could occur at any time. This may decrease the price of our common stock and may impair our ability to raise capital in the future.

Provisions of our charter documents and Delaware law may make it difficult for our stockholders to replace our management and may inhibit a takeover, either of which could limit the price investors might be willing to pay in the future for our common stock.

Provisions in our certificate of incorporation and bylaws may make it difficult for our stockholders to replace or remove our management, and may delay or prevent an acquisition or merger in which we are not the surviving company. In particular:

•	Our board of directors is classified into three classes, with only one of the three classes elected each year, so that it would take at least two years to replace a majority of our directors;

•	Our bylaws contain advance notice provisions that limit the business that may be brought at an annual meeting and place procedural restrictions on the ability to nominate directors; and

•	Our common stockholders are not permitted to call special meetings or act by written consent.

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

We could adopt a stockholder rights plan, commonly referred to as a “poison pill,” at any time without seeking the approval of our stockholders. Stockholder rights plans can act through a variety of mechanisms, but typically would allow our board of directors to declare a dividend distribution of preferred share purchase rights on outstanding shares of our common stock. Each such share purchase right would entitle our stockholders to buy a newly created series of preferred stock in the event that the purchase rights become exercisable. The rights would typically become exercisable if a person or group acquires over a predetermined portion of our common stock or announces a tender offer for more than a predetermined portion of our common stock. Under such a stockholder rights plan, if we were acquired in a merger or other business combination transaction which had not been approved by our board of directors, each right would entitle its holder to purchase, at the right’s then-current exercise price, a number of the acquiring company’s common shares at a price that is preferential to the holder of the right. If adopted by the our board of directors, a stockholder rights plan may have the effect of making it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of us.

Item 2. Properties

As of March 11, 2005, we leased a building of approximately 41,000 square feet in South San Francisco, California, comprising laboratory and office space. The lease expires in April 2010 and provides an option to extend the term for an additional ten years. We also subleased approximately 27,000 square feet in another adjacent building in South San Francisco, California, comprising laboratory and office space. This sublease expires on December 2006 and provides us with an option to extend the term for one year. In addition, as a result of our merger with ACLARA, we assumed the lease for a building of approximately 44,200 square feet in Mountain View, California comprising laboratory and office space. This lease expires in July 2009. We expect to relocate the operations currently conducted there to our South Francisco, California, facilities during the second quarter of 2005 and are currently attempting to identify a subtenant for this space.

Item 3. Legal Proceedings

ACLARA, with which we merged, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. See “Commitments and Contingencies” note to the financial statements for further discussion.

Item 4. Submission of Matters to a Vote of Security Holders

We held the Annual Meeting of Stockholders on December 10, 2004, and six matters were voted upon. A description of each matter and tabulation of votes are as follows:

1.	The issuance of shares of our Common Stock in connection with our merger with ACLARA was approved.

The voting for the proposal was as follows:

For	34,617,373
Against	220,812
Abstain	36,356
Broker non-vote	13,627,563

2.	An amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our Common Stock from 100,000,000 shares to 200,000,000 shares was approved.

The voting for the proposal was as follows:

For	34,375,249
Against	436,889
Abstain	62,403
Broker non-vote	13,627,563

3.	Two Class I directors were elected to our board to hold office until the 2007 Annual Meeting of Stockholders, or until their successors are elected and qualified. The nominees and the voting for each were as follows:

William Jenkins:
For	46,131,223
Withheld	362,366

William D. Young:
For	46,175,568
Withheld	318,021

4.	Our 2004 Equity Incentive Plan, authorizing 12,500,000 shares to be reserved for future grants, was approved.

The voting for the proposal was as follows:

For	27,970,049
Against	3,226,694
Abstain	3,677,798
Broker non-vote	13,627,563

5.	An amendment to our 2000 Employee Stock Purchase Plan to increase the number of authorized shares from 1,000,000 to 2,000,000 was approved.

The voting for the proposal was as follows:

For	28,665,787
Against	2,544,957
Abstain	3,663,798
Broker non-vote	13,627,562

6.	The appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004 was ratified.

The voting for the proposal was as follows:

For	46,299,314
Against	146,495
Abstain	47,780
Broker non-vote	2,008,515

The following directors’ terms of office continued after the Annual Meeting of Stockholders on December 10, 2004:

Edmon R. Jennings

Cristina H. Kepner

David H. Persing

Upon completion of our merger with ACLARA, the following directors were appointed to our board:

Thomas R. Baruch

John D. Mendlein

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Data; Dividends

Since May 2, 2000, our common stock has been traded on the Nasdaq National Market under the symbol “VLGC.” The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock on the Nasdaq National Market:

	High	Low
2004
Fourth Quarter	$2.84	$1.65
Third Quarter	$2.42	$1.51
Second Quarter	$3.65	$2.12
First Quarter	$4.40	$2.68

2003
Fourth Quarter	$3.87	$1.34
Third Quarter	$1.74	$1.05
Second Quarter	$2.25	$0.86
First Quarter	$1.30	$0.85

The last reported sale price of our common stock on the Nasdaq National Market on March 11, 2005 was $2.31. As of March 11, 2005, there were approximately 300 stockholders of record of our common stock.

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

In October 2004, we issued 232,259 shares of our common stock to one holder of our Series A Preferred Stock upon such holder’s conversion of certain shares of Series A Preferred Stock held by such holder.

In November 2004, we issued 101,328 shares of our common stock to one holder of our warrants upon such holder’s net exercise of warrants held by such holder.

In December 2004, we issued 86,797 shares of common stock with a market value of $0.2 million as of the date of such issuance, to the ViroLogic, Inc. 401(k) Profit Sharing Plan as a matching contribution under the terms of the plan.

Equity Compensation Plans

Information about our equity compensation plans is included in Item 12 of Part III of this Annual Report.

Item 6. Selected Financial Data

The following selected financial information has been derived from our audited financial statements. The information below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Product revenue	$34,811	$31,911	$24,530	$17,815	$7,466
Contract revenue	1,990	1,468	731	458	—

Total revenue	36,801	33,379	25,261	18,273	7,466
Operating costs and expenses:
Cost of product revenue	17,794	16,713	14,589	11,845	5,457
Research and development	7,839	4,733	10,406	11,693	10,080
Purchased in-process research and development charge	100,600	—	—	—	—
Sales and marketing	10,056	8,306	11,716	10,336	5,890
General and administrative	10,192	9,256	10,550	11,376	10,841
Lease termination charge	433	—	—	—	—

Total operating costs and expenses	146,914	39,008	47,261	45,250	32,268

Operating loss	(110,113)	(5,629)	(22,000)	(26,977)	(24,802)
Interest income	198	106	307	1,143	1,868
Interest expense	(34)	(141)	(423)	(466)	(262)
Contingent value rights revaluation	28,519	—	—	—	—
Other income	—	156	347	106	—

Net loss	(81,430)	(5,508)	(21,769)	(26,194)	(23,196)
Deemed dividend to preferred stockholders	—	(2,155)	(10,551)	(2,269)	(15,700)
Preferred stock dividend	(324)	(1,610)	(977)	(334)	—

Loss applicable to common stockholders	$(81,754)	$(9,273)	$(33,297)	$(28,797)	$(38,896)

Basic and diluted loss per common share	$(1.43)	$(0.27)	$(1.38)	$(1.43)	$(2.62)

Shares used in computing basic and diluted loss per common share	57,292	34,445	24,157	20,072	14,852

Our results for the year ended December 31, 2004 include the acquired operations of ACLARA for the period December 10, 2004 to December 31, 2004. See notes to the financial statements for a description of the number of shares used in the computation of the basic and diluted net loss per common share.

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$78,848	$9,430	$11,145	$8,962	$23,794
Accounts receivable, net	7,251	6,165	4,924	4,562	2,404
Working capital	73,463	13,038	(239)	7,508	21,097
Restricted cash	457	776	707	1,000	2,029
Total assets	107,635	28,378	30,486	37,851	43,647
Contingent value rights	15,269	—	—	—	—
Long-term portion of restructuring costs	1,710	—	—	—	—
Long-term portion of capital lease obligations	36	87	419	1,341	945
Long-term portion of loans payable	311	—	—	174	1,019
Long-term advance from subtenant	—	—	—	975	—
Redeemable convertible preferred stock	1,810	1,994	4,249	11,228	—
Accumulated deficit	(187,702)	(106,272)	(100,764)	(78,995)	(52,801)
Total stockholders’ equity	72,673	20,587	7,014	13,471	33,643

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this Annual Report on Form 10-K. The estimates and certain other statements below are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacies of our available funds will depend on many factors, including those under “Risk Factors Related to Our Business.”

OVERVIEW

We are a life sciences company committed to advancing personalized medicine and improving patient outcomes through the development of innovative products that guide and target the most appropriate treatments. Through a comprehensive understanding of genetic structures and the biology and pathology of disease, we have pioneered and are developing molecular diagnostics and laboratory services that will:

•	enable physicians to better manage infectious diseases and cancers by providing the critical information that helps them prescribe personalized treatments for patients by matching the underlying molecular features of an individual patient’s disease to the drug expected to have maximal therapeutic benefit; and,

•	enable pharmaceutical companies to develop new and improved anti-viral therapeutics and targeted cancer therapeutics while minimizing development costs by accelerating the progress of existing drugs in development through clinical trials.

Over the last several years, we have built a business based on the personalized medicine approach in HIV drug resistance testing. With our merger with ACLARA BioSciences, Inc., or ACLARA, in December 2004, we intend to leverage the experience and infrastructure we have built in the HIV market to the substantially larger market opportunity of cancer utilizing the proprietary eTag technology. We were incorporated in the state of Delaware in November 1995 and commenced commercial operations in 1999. Our revenues have grown in each year since the commencement of commercial operations as our tests for HIV drug resistance have been adopted more broadly. We have two sources of revenue related to HIV—from testing of patient samples and from testing services provided to pharmaceutical companies in their clinical trials. While our revenue from pharmaceutical companies in 2004 reflected the delay of a phase III clinical trial by a large pharmaceutical customer, this trial has now commenced and is expected to generate revenues in 2005. We expect to generate oncology-related revenues from similar sources with initial revenues from pharmaceutical companies expected in 2005. We currently expect to make our first oncology test available to patients in 2006, after completion of the transfer of the assays from the research setting into the CLIA certified laboratory and after sufficient clinical data has been generated.

We have incurred losses each year since inception. In 2004, in addition to ongoing operating losses, we recorded charges related to the merger with ACLARA, including a $100.6 million charge for in process research and development, a $28.5 million favorable adjustment to the CVR liability and stock-based compensation charges of $3.4 million. We expect to incur additional operating losses at least through 2005 as we complete the development of the eTag technology, transfer the assays into the clinical laboratory, conduct clinical studies and develop the commercial infrastructure to support a commercial launch.

MERGER WITH ACLARA BIOSCIENCES, INC.

On December 10, 2004, we completed our merger with ACLARA, a Delaware corporation, pursuant to an Agreement and Plan of Merger and Reorganization dated May 28, 2004 as amended on October 18, 2004, or the Merger Agreement. Under the terms of the Merger Agreement, each outstanding share of ACLARA common stock was exchanged for 1.7 shares of our common stock and 1.7 Contingent Value Rights, or CVRs. We issued 61.9 million shares of common stock valued at $1.94 per share. The fair value of our common stock utilized in determining the purchase price was derived using our average stock price for the period two days before through two days after the amended terms of the acquisition were agreed to and announced on October 19, 2004. The CVRs are governed by a Contingent Value Rights Agreement and are described in more detail in this Item 7 under the heading “Contingent Value Rights.” The transaction has been accounted for as a business combination and accordingly the assets acquired and liabilities assumed have been recorded at their respective fair values. We engaged independent valuation specialists to assist us in determining the fair values of the assets acquired and liabilities assumed. Such a valuation requires us to make significant estimates and assumptions, particularly with regard to the valuation of intangible assets.

The aggregate purchase consideration comprises (in thousands):

Fair value of common stock issued	$120,308
Fair value of CVRs related to ACLARA common stock outstanding and vested stock options	43,774
Fair value of ACLARA stock options assumed	9,243
Direct transaction costs	4,635

$177,960

The purchase consideration has been allocated based on the fair value of the assets acquired and liabilities assumed, as follows (in thousands):

Tangible assets acquired:
Cash and cash equivalents	$2,118
Short-term investments	72,728
Accounts receivable, inventory and other current assets	827
Property and equipment	2,054
Other long-term assets	100
Restructuring accrual, current portion	(2,344)
Other current liabilities	(4,883)
Restructuring accrual, long-term portion	(1,710)
Other long-term liabilities	(311)

		$68,579
Deferred compensation related to unvested ACLARA options assumed		299
Intangible assets acquired:
Developed product technology	200
In-process research and development	100,600
Goodwill	8,282	109,082

		$177,960

The merger with ACLARA resulted in substantial non-cash items being recorded in our statement of operations for the year ended December 31, 2004. These include a non-recurring charge for in-process research and development of $100.6 million, other non-operating income of $28.5 million related to a favorable change in fair value of the liability established at closing of the merger for the estimated liability under the CVRs and certain stock compensation charges. These stock compensation charges amounted to $3.4 million, of which $1.2 million is recorded as research and development expense, $0.4 million is recorded as sales and marketing expense and $1.8 million is recorded as general and administrative expense. These charges are primarily the result of the impact of variable accounting, due to the CVRs, for ACLARA options assumed, and the recognition of expense for the value of CVRs related to ACLARA options that vested during the period from December 10, 2004 to December 31, 2004.

As of the closing date of the merger, with respect to CVRs issued for common stock outstanding and issuable for vested ACLARA options outstanding, we recorded the liability based on estimated fair value using a Black-Scholes based valuation of the underlying CVR securities of $0.66 per CVR, or $43.8 million in the aggregate. Because, subsequent to the closing of the merger, an active trading market has developed for the CVR securities, the liability was revalued at December 31, 2004 based on the actual closing value of the CVRs on the OTC bulletin board of $0.23 per CVR, or $15.3 million in the aggregate. The favorable adjustment of $28.5 million has been recorded as non-operating income in the statement of operations. Further revaluations will be done each quarter based on the actual price of the CVRs at the end of the quarter while the CVRs remain outstanding.

In connection with our merger with ACLARA, we have taken actions to integrate and restructure the former ACLARA operations. We intend to relocate the ACLARA personnel and operations from the facility in Mountain View, California to our South San Francisco, California facilities in the second quarter of 2005. A restructuring accrual was established for the costs of vacating and subleasing the Mountain View facility including an estimate of the excess of our lease costs over our anticipated sublease income. The accrual established at the closing of the merger was $3.0 million, of which $1.3 million is recorded as current and $1.7 million is recorded as long-term. In addition, a restructuring accrual of $1.1 million was established for the anticipated severance costs for ACLARA employees whose employment is terminating as a result of the merger. Changes to the estimates of completing the currently approved restructuring plans that were originally recorded in goodwill will be recorded in goodwill for up to one year following the merger consummation date of December 10, 2004. After December 10, 2005, reductions to these estimates will be recorded as an adjustment to goodwill, while increases to the estimates will be recorded in our results of operations.

Our results for the year ended December 31, 2004 include the acquired operations of ACLARA for the period December 10, 2004 to December 31, 2004.

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

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Accounting for Merger with ACLARA

We accounted for the merger with ACLARA as a business combination which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Accordingly, for significant items, we obtained assistance from independent valuation specialists.

The excess of the aggregate purchase consideration over the fair value of assets acquired and liabilities assumed has been allocated to goodwill.

Contingent Value Rights

As part of the purchase consideration in our merger with ACLARA, we issued Contingent Value Rights, or CVRs, to ACLARA stockholders and is obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. Each CVR represents the right to receive, on June 10, 2006, a potential cash payment, up to $0.88 per CVR, of the amount by which the then-current market value of ViroLogic common stock is less than $2.90 per share. Pursuant to the terms of the related agreement, the determination of the current market value of our common stock at that date will be based on a formula averaging trading prices during the 15 consecutive trading day period immediately prior to June 10, 2006. The first $0.50 per CVR of any such payment that is made must be made in cash, with the balance of up to $0.38 per CVR being payable, at our option, in cash, shares of our common stock, or a combination of cash and our common stock. In addition, we assumed options to purchase shares of ACLARA common stock which are now exercisable for shares of our common stock and CVRs (or applicable cash payment, if any, in lieu of CVRs if exercised after June 10, 2006).

We recorded the initial liability under the CVRs based on the fair value of the liability at the closing date and will record adjustments to this liability based on changes in the fair value each quarter as non-operating income or expense in our statement of operations. As of the closing date of the merger, with respect to CVRs issued in respect of common stock outstanding and issuable in respect of assumed vested ACLARA stock options outstanding, we estimated fair value using a Black-Scholes based valuation of the underlying CVR securities of $0.66 per CVR, or $43.8 million in the aggregate. Because, subsequent to the closing of the merger, an active trading market has developed for the CVR securities, the liability was revalued at December 31, 2004 based on the actual closing value of the CVRs on the OTC bulletin board of $0.23 per CVR, or $15.3 million in the aggregate. In addition, we will record an additional liability each quarter for additional CVRs related to assumed ACLARA stock options that vest during each quarter.

Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets

Goodwill represents the excess of the purchase consideration over the fair values of the identifiable assets acquired and liabilities assumed from our merger with ACLARA. In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, or SFAS 142, we are required to test for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable.

Other intangible assets include acquired developed product technology, costs of patents and patent applications related to products and products in development, which are capitalized and amortized on a straight-line basis over their estimated useful lives ranging from 8 to 15 years.

We conduct an annual impairment analysis to identify whether the carrying value of intangible assets including goodwill, developed product technology and capitalized patent costs, has been impaired.

Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business or legal factors; an adverse action or assessment by a regulator; unanticipated competition or loss of key personnel. We concluded that there were no indicators of impairment as of December 31, 2004.

Revenue Recognition

Product revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payor programs, such as Medicare and Medicaid. Billings for services under third-party payor programs are included in revenue net of allowances for differences between the amounts billed and estimated receipts under such programs. We estimate these allowances based on historical payment information and current sales data. If the government and other third-party payors significantly change their reimbursement policies, an adjustment to the allowance may be necessary. Revenue generated from our database of resistance test results is recognized when earned under the terms of the related agreements, generally upon shipment of the requested reports. Contract revenue consists of revenue generated from National Institutes of Health, or NIH, grants, commercial assay development and other non-product revenue. NIH grant revenue is recorded on a reimbursement basis as grant costs are incurred. The costs associated with contract revenue are included in research and development expenses. For commercial and research collaborations, we recognize non-refundable milestone payments received related to substantive at-risk milestones when performance of the milestone under the terms of the collaboration is achieved and there are no further performance obligations. Research and development fees from commercial collaboration agreements are generally recognized as revenue on a straight-line basis over the life of the collaboration agreement or as the research work is performed. Deferred revenue relates to up front payments received in advance of meeting the revenue recognition criteria described above.

In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” revenue arrangements entered into after June 15, 2003, that include multiple deliverables, are divided into separate units of accounting if the deliverables meet certain criteria, including whether the stand alone fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.

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

Deemed Dividends

We estimated a beneficial conversion feature for our convertible preferred stock in accordance with Emerging Issues Task Force Consensus No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features” and No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” based on the difference between the estimated conversion price and common stock fair market value at the date of issuance. We use the Black-Scholes option valuation model to estimate the conversion price at the date of issuance. This model considers a number of factors requiring judgment including the weighted-average expected life and the volatility factor of the expected market price of our common stock. We recorded the beneficial conversion feature as a deemed dividend on our statement of operations in 2002 and 2003, resulting in an increase to the loss applicable to common stockholders in the calculation of basic and diluted net loss per common share.

Deferred Tax Assets

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

Stock Based Compensation

We have elected to continue to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock-Based Compensation”, or APB 25, to account for employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Deferred compensation, if recorded, is amortized using the graded vesting method. Statement of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, as amended by Statement of Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”, or SFAS 148, requires the disclosure of pro forma information regarding net loss and loss per share as if we had accounted for stock options under the fair value method. See “Summary of Significant Accounting Policies” note to the financial statements for further discussion.

We recognize compensation expense for assumed ACLARA options based on the intrinsic value of the option in accordance with APB 25 since the entitlement to CVRs upon exercise of those options causes an indeterminate exercise price for the optionee.

We account for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued over their service periods. We estimate the fair value of these stock options and stock purchase rights at the date of grant using the Black-Scholes option valuation model, which considers a number of factors requiring judgment.

In December 2004, the FASB issued Statement 123R, “Share-Based Payment,” which requires public companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, effective for public companies for interim or annual periods beginning after June 15, 2005. The standard requires companies to expense the fair value of all stock options that have future vesting provisions, are modified, or are newly granted beginning on the grant date of such options. We will be required to implement this standard for the quarter ending September 30, 2005. We are currently evaluating the requirements of SFAS 123R as well as option valuation methodologies related to our employee and director stock options and employee stock purchase plan. Although we have not yet determined the method of adoption or the effect of adopting SFAS 123R, we expect that the adoption of SFAS 123R will have a material impact on our results of operations and loss per common share. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on, amount other things, the levels of share-based payments granted in the future, the method of adoption and the option valuation method used.

RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to Years Ended December 31, 2003 and 2002.

	2004	2003	2002
	(In thousands)
Patient testing	$24,936	$22,834	$17,845
Pharmaceutical company testing	9,875	9,077	6,685

Product revenue	34,811	31,911	24,530
Contract revenue	1,990	1,468	731

Total revenue	$36,801	$33,379	$25,261

Revenue. Revenue was $36.8 million, $33.4 million and $25.3 million in 2004, 2003 and 2002, respectively. The increase of $3.4 million in 2004 as compared to 2003 and $8.1 million in 2003 as compared to 2002 was primarily due to growth in the HIV resistance testing market and demand for our PhenoSense HIV, PhenoSense GT and GeneSeq HIV products for patient and pharmaceutical testing. Contract revenue consists of revenue from NIH research grants, commercial assay development and other non-product revenue. In 2003, we were awarded four Small Business Innovation Research, or SBIR, grants from the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the NIH. In 2004, we were awarded one new SBIR grant from the NIAID, for a total of five grants totaling more than $5 million over three years. These grants will help support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics. We believe increased demand for existing and new products, including the use of our assays in clinical trials by pharmaceutical customers, will be the primary factors contributing to an increased level of sales in 2005 as compared to 2004. We expect to generate initial oncology-related revenues from pharmaceutical companies in 2005 and to make our first oncology test available to patients in 2006, after completion of the transfer of the assays from the research setting into the CLIA certified laboratory and after sufficient clinical data has been generated. We anticipate quarterly variations in revenue due to the timing of various clinical studies for pharmaceutical customers and the seasonal effects observed in patient testing, which have historically occurred in the first quarter.

Cost of product revenue. Cost of product revenue was $17.8 million, $16.7 million and $14.6 million in 2004, 2003 and 2002, respectively. The increase of $1.1 million in 2004 as compared to 2003 and $2.1 million in 2003 as compared to 2002 was due to the higher volume of testing. Included in these costs are materials, supplies, labor and overhead related to product revenue. Gross margins increased to 49% in 2004 from 48% in 2003 and 41% in 2002. The increase was primarily due to improved operational efficiency and economies of scale and implementation of the 2002 business restructuring plan as discussed below. We anticipate that gross margin on product revenue will continue to improve as revenue increases and further operational efficiencies and economies of scale are achieved. We expect that expenses will be impacted by stock based compensation primarily related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period, and in the second half of 2005 by the implementation of SFAS 123R which will require the recognition of expense for all stock options. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on, among other things, the levels of share-based payments granted in the future, the method of adoption and the option valuation method used.

Research and development. Research and development costs were $7.8 million, $4.7 million and $10.4 million in 2004, 2003 and 2002, respectively. The increase of $3.1 million in 2004 as compared to 2003 was due to the inclusion of $1.2 million in stock based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period, approximately $0.4 million in other costs related to oncology and eTag research and development programs in the period from the closing of the merger on December 10, 2004 to December 31, 2004, and additional costs incurred to support grants awarded. The decrease of $5.7 million in 2003 as compared to 2002 was primarily the result of reallocating certain research and development personnel and resources to revenue generating activities, and implementation of the 2002 business restructuring plan as discussed below.

With the completion of our merger with ACLARA, we have expanded our business focus from infectious diseases to include both infectious diseases and oncology, and with the integration of the former ACLARA operations into our operations, our research and development expenditures have increased and will increase significantly in 2005 because of the full year impact of oncology related programs. In addition, we expect to incur additional expenses as we increase our expenditures on oncology programs in preparation for a planned introduction of commercial products. During 2005, we expect to incur expenses to transfer the eTag assays from the research setting to our CLIA certified clinical laboratory and to generate clinical data in support of a commercial launch of eTag assays. The successful development of our products is highly uncertain. Completion dates and research and development expenses can vary significantly for each product and are difficult to predict. For a more complete discussion of the risks and uncertainties associated with completing the development of products, see the “Risk Factors Related to Our Business” above.

We also expect that expenses will be impacted by stock based compensation primarily related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period, and in the second half of 2005, by the implementation of SFAS 123R which will require the recognition of expense for all stock options. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on, among other things, the levels of share-based payments granted in the future, the method of adoption and the option valuation method used.

Our products in development for HIV and other infectious diseases target viral diseases and reflect a number of approaches to assessing resistance in individual patients to particular drugs. Our product lines overlap and most of our research and development activities in infectious disease are advancing multiple potential product lines. Due to this substantial overlap, we do not track costs on a project by project basis, except for the costs related to contract revenue. A portion of our infectious disease research and development expenses are funded by grants and commercial contracts and the following table sets our costs that are included in research and development expenses that are associated with such revenues:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
NIH Grants:
HIV assays	$1,518	$509	$731
HIV Database	178	102	—
HCV assay	294	107	—
Commercial assay development and other projects	—	442	—

Total	$1,990	$1,160	$731

Below is a summary of our products in development for HIV and other infectious diseases.

Infectious disease products in development	Status
Replication Capacity HIV, a measurement of fitness	In development(1)
PhenoSense HIV Entry and GeneSeq HIV Entry Assays, entry inhibitor assays	In development(2)
PhenoSense and GeneSeq HIV Integrase	In development(3)
PhenoSense HIV Vaccine Entry, an entry neutralization assay	In development(4)
PhenoSense HCV, a phenotypic hepatitis C test	In development(5)
GeneSeq HCV, a genotypic hepatitis C test	In development(5)

(1)	The Replication Capacity HIV assay is validated in our clinical laboratory and the test is currently made available, at no additional charge, to both pharmaceutical company customers and for patient testing. As clinical data is generated, this may be offered in the future as a standalone product for patient testing. With NIH grant funding, clinical data is being generated for this assay.
(2)	The PhenoSense HIV Entry Assay is validated for research purposes and is made available to pharmaceutical company customers. The GeneSeq HIV Entry Assay is in development. With NIH funding, additional development work is being conducted on these assays.
(3)	The PhenoSense and GeneSeq HIV Integrase assays are made available to pharmaceutical company customers. Development is ongoing.
(4)	The PhenoSense HIV Vaccine Entry assay is validated for research purposes and is made available to pharmaceutical company customers. Development has been ongoing and an NIH grant has been awarded in 2005 to continue the research and development related to the use of our assays in vaccine development.
(5)	The PhenoSense HCV and GeneSeq HCV assays are validated for research use and are made available to pharmaceutical company customers. With NIH funding, additional development work is being conducted on these assays.

Following our merger with ACLARA, some of our research and development expenditures are now directed at continuing the research and development of the eTag System. Our eTag technology has potential application as a research tool in drug discovery and development in gene expression profiling and protein expression analysis. These applications have been considered as developed product technology in the allocation of the purchase consideration for ACLARA, although some ongoing research and development expenditures continue. In addition, our eTag technology has the potential, through detection of unique protein-based biomarkers, to differentiate likely responders from non-responders to certain targeted therapies in certain patient groups. Assays based on this technology have the potential to be used as aides for patient selection in pharmaceutical companies’ clinical trials of therapeutic products targeted on specific patient populations and as diagnostic services and/or kits to guide physicians in the selection of appropriate therapies for particular patients. Products in development are as follows:

Oncology products in development	Status
Clinical assays for use in clinical trials by pharmaceutical and biotechnology customers	In development(1)
Clinical assays for diagnostic use in patient testing	In development(2)

(1)	Completion of clinical assays for use in clinical trials by pharmaceutical and biotechnology customers is dependent on additional research and development and clinical studies in collaboration with pharmaceutical and biotechnology companies. Such research and development and clinical studies are expected to be time-consuming, and could exceed one year.
(2)	Completion of clinical assays for diagnostic use in patient testing is dependent on the successful completion of additional research and development and clinical studies both in collaboration agreements with pharmaceutical and biotechnology companies and in multiple and broader clinical studies that provide data that will enable physicians to utilize the tests. Completion of patient testing assays will also require the development and validation of an assay in a CLIA clinical laboratory-certified format. Successful completion of such research and development and clinical studies is expected to be time-consuming, and could exceed one year.

As with our infectious disease programs, many of our oncology research and development programs support multiple product areas. In particular, there is substantial overlap between our research and development activities in support of protein expression assays and protein-based clinical assays for clinical collaborations and patient testing. Because of this overlap we do not identify and track costs incurred on a project by project basis. The completion of our research and development projects are subject to a number of risks and uncertainties, including unplanned delays or expenditures during our product development, the extent of clinical testing required for regulatory approvals, the timing and results of clinical trials, failure to validate our technology and products in clinical trials and failure to receive any necessary regulatory approvals. Because of these uncertainties, the nature, timing and estimated costs of the efforts necessary to complete our research and development projects cannot be determined or estimated with any degree of certainty. Any delays or additional research and development efforts may also require us to obtain additional sources of funding to complete development of our products. Our failure to complete development of our products would have a material adverse impact on our ability to increase revenue and on our financial position and liquidity.

Purchased in-process research and development. We recorded a $100.6 million charge for in-process research and development in 2004 for the portion of the purchase consideration of the ACLARA merger allocated to in-process research and development. This non-recurring charge reflects the fair value of projects to develop eTag assays that can be commercialized as aides to patient selection in pharmaceutical company clinical trials and as diagnostic tests to assist physicians in determining the appropriate therapy for individual cancer patients that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. We engaged independent valuation specialists to assist us in determining the fair value of these in-process research and development projects as well as developed product technology. The fair value is determined using the “income approach.” This method starts with a forecast of anticipated future net cash flows, which are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. See “Merger with ACLARA BioSciences, Inc.” note to the financial statements for further discussion.

Sales and marketing. Sales and marketing expenses were $10.1 million, $8.3 million and $11.7 million in 2004, 2003 and 2002, respectively. The increase of $1.8 million in 2004 as compared to 2003 was primarily attributable to the inclusion of $0.4 million in stock based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period, and to the expansion of our sales force and increased marketing programs related to our existing products. The decrease of $3.4 million in 2003 as compared to 2002 was primarily due to continued effective utilization of our sales and marketing capabilities and implementation of the 2002 business restructuring plan as discussed below. We expect sales and marketing expenses in 2005 to increase significantly from 2004 levels due to increase in sales and marketing activities related to our HIV products, initial management and other personnel and programs in preparation for the introduction of oncology products and to support business development efforts related to potential oncology pharmaceutical collaborations. We also expect that expenses will be impacted by stock based compensation primarily related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period, and in the second half of 2005 by the implementation of SFAS 123R which will require the recognition of expense for all stock options. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on, among other things, the levels of share-based payments granted in the future, the method of adoption and the option valuation method used.

General and administrative. General and administrative expenses were $10.2 million, $9.3 million and $10.6 million in 2004, 2003 and 2002, respectively. The increase of $0.9 million in 2004 as compared to 2003 was due to the inclusion of $1.8 million in stock based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period, approximately $0.6 million in professional fees related to compliance with the Sarbanes Oxley Act, $0.2 million for additional merger-related severance expense, partially offset by decrease in insurance expense and lower facility costs resulting from our lease termination in March 2004 as described below. The decrease of $1.3 million in 2003 as compared to 2002 was primarily due to the implementation of the 2002 business restructuring plan as discussed below and a reduction in non-cash compensation expenses related to stock and options granted prior to our initial public offering, and was partially offset by an increase in professional services fees and costs associated with facilities marketed for sublease. We expect general and administrative expenses in 2005 to increase from 2004 levels to support the administrative infrastructure required to support growth of the business. We also expect that expenses will be significantly impacted by stock based compensation primarily related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period, and in the second half of 2005 by the implementation of SFAS 123R which will require the recognition of expense for all stock options. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on, among other things, the levels of share-based payments granted in the future, the method of adoption and the option valuation method used.

Stock Based Compensation. Related to the merger with ACLARA, stock compensation charges of $3.4 million were recorded for the period from December 10, 2004 to December 31, 2004. Of these charges, $1.2 million is recorded as research and development expense, $0.4 million is recorded as sales and marketing expense and $1.8 million is recorded as general and administrative expense. These charges were primarily the result of the impact of variable accounting, due to the CVRs, for assumed ACLARA stock options and the recognition of expense for the value of CVRs related to assumed ACLARA stock options that vested during the period from December 10, 2004 to December 31, 2004. These items are expected to continue to have an effect on results of operations in future quarters and this impact may be material.

In connection with our merger with ACLARA, $0.3 million of the purchase consideration was allocated to deferred compensation. Deferred compensation for options granted to employees is the difference between the exercise price and the deemed fair value for financial reporting purposes of our common stock on the date certain options were granted, is a component of stockholders’ equity and is amortized over the vesting period for the individual options. In 2004, 2003 and 2002, all new options were granted at fair value and no deferred compensation was recorded. Stock based compensation, recorded in connection with the grant of stock options to employees prior to our initial public offering, was amortized over the vesting period for the individual options. We recorded amortization of deferred stock based compensation of $24,000, $0.2 million and $0.7 million in 2004, 2003 and 2002, respectively.

We determined compensation for options granted to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18 as the fair value of the equity instruments issued. We record compensation for options granted to non-employees as the related services are rendered, and the value of the compensation may be periodically remeasured and the expense adjusted accordingly as the underlying options vest. We recorded $0.1 million, $0.3 million and $0.2 million of stock based compensation for non-employees in 2004, 2003 and 2002, respectively. At December 31, 2004, the aggregate value of the unvested options subject to remeasurement was $0.2 million, calculated based on the deemed fair value of our common stock. The related amortization will be recorded over the remaining service, which is generally one to four years.

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

6 employees in research and development; 8 employees in sales and marketing; and 13 employees in administration. In the fourth quarter of 2002, we recorded a charge for salaries, severance and other personnel related costs totaling $286,000. This charge was recorded as follows: cost of product revenue of $61,000; research and development expense of $54,000; general and administrative expense of $96,000 and sales and marketing expense of $75,000. All amounts related to this restructuring were paid in 2002.

Interest income. Interest income was $0.2 million, $0.1 million and $0.3 million in 2004, 2003 and 2002, respectively. Variations in interest income are due to changes in our average cash balances and interest rates.

Interest expense. Interest expense was $34,000, $141,000 and $423,000 in 2004, 2003 and 2002, respectively. The decreases in interest expense were primarily due to the paying down of several equipment loans which expired.

Contingent value rights revaluation. Our liability under the CVRs was recorded at the closing of the merger at fair value, estimated using a calculation based on a Black-Scholes valuation of the underlying CVR securities of $0.66 per CVR. At December 31, 2004, because, subsequent to the closing of the merger, an active trading market had been established, this liability was revalued based on the actual closing price of the CVRs on the OTC bulletin board, or $0.23 per CVR. This revaluation led to a $28.5 million favorable adjustment to the liability and is reflected as non-operating income in the statement of operations. Further revaluations will be performed each quarter while the CVRs remain outstanding. These revaluations will be based on the then market value of the CVRs on the OTC bulletin board which renders the potential revaluation amounts highly unpredictable.

Other income. Other income was $0.2 million and $0.3 million in 2003 and 2002, respectively, which represents residual income from one of our subleases. For further discussion, see Liquidity and Capital Resources below.

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

Preferred stock dividend. We recorded a preferred stock dividend of $0.3 million, $1.6 million and $1.0 million in 2004, 2003 and 2002, respectively. The Series A Preferred Stock issued in 2001 bore an initial 6% annual dividend rate, payable twice a year in shares of common stock, which increased to an 8% annual rate on the fourth such payment, and then increased by 2 percentage points every six months thereafter up to a maximum annual rate of 14%. The Series B Preferred Stock issued in 2002 received cash dividends based on a 6% annual dividend rate until November 2002 when the Series B Preferred Stock was exchanged for secured convertible promissory notes and converted to Series C Preferred Stock. The Series C Preferred Stock bore an initial 8% annual dividend rate, payable quarterly, which increased to a 9% annual dividend rate on June 30, 2004, then increase by one percentage point every quarter thereafter up to a maximum annual rate of 14%. The Series C Preferred Stock dividend was paid in cash in 2002 and was paid in shares of common stock in 2003. In December 2003, we elected to convert all Series C Convertible Preferred Stock then outstanding into common stock.

LIQUIDITY AND CAPITAL RESOURCES

We expect our available cash and cash equivalents, short-term investments and short-term restricted cash of $79.2 million at December 31, 2004, funds provided by the sale of our products, contract revenue, and borrowing under equipment financing arrangements will be adequate to fund our operations through at least December 31, 2005.

We have funded our operations since inception primarily through public and private sales of common and preferred stock, equipment financing arrangements, product revenue and contract revenue. In particular, we have completed three private financings since our initial public offering in May 2000. In addition, during 2004 as the result of the merger with ACLARA, we acquired $74.8 million in cash and short term investments. Although we expect our operating and capital resources will be sufficient to meet future requirements through at least December 31, 2005, we may have to raise additional funds to continue the development and commercialization of our eTag technology and our business operations in general. These funds may not be available on favorable terms, or at all. If adequate funds are not available on commercially reasonable terms, we may be required to curtail operations significantly or sell significant assets and may not be able to continue as a going concern. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.

Net cash used in operating activities was $2.6 million, $3.6 million and $19.3 million in 2004, 2003 and 2002, respectively. Cash used in operating activities decreased primarily due to operating losses as discussed above. Cash flows from operating activities can vary significantly due to various factors including changes in accounts receivable, accrued liabilities and deferred revenue related to new arrangements with customers. The average collection period of our accounts receivable as measured in days sales outstanding can vary and is dependent on various factors, including the type of revenue (i.e. patient testing, pharmaceutical company testing or contract revenue), the payment terms related to that revenue, and whether the related revenue was recorded at the beginning or ending of a period.

Net cash used in investing activities of $0.7 million in 2004 resulted primarily from payment of transaction costs related to our merger with ACLARA of $2.3 million, capital expenditures of $0.7 million and costs associated with acquiring other assets, partially offset by $2.1 million in cash and cash equivalents acquired in the merger with ACLARA. Net cash used in investing activities of $1.0 million in 2003 resulted primarily from capital expenditures of $0.5 million and costs associated with acquiring other assets of $0.4 million. Net cash provided by investing activities of $10.7 million in 2002 resulted primarily from the net proceeds from maturities and sales of short-term investments, a lease assignment of $3.8 million and a tenant improvement reimbursement of $1.3 million, partially offset by capital expenditures of $1.4 million.

Net cash provided by financing activities was $0.5 million, $2.9 million and $17.8 million in 2004, 2003 and 2002, respectively. The net cash provided by financing activities in 2004 resulted primarily from proceeds from common stock issuance and loan proceeds, partially offset by payments on loans and capital lease obligations. The net cash provided by financing activities in 2003 resulted primarily from warrant exercises for proceeds of $4.3 million, partially offset by payments on loans and capital lease obligations and stock issuance costs. Net cash provided by financing activities in 2002 resulted primarily from our issuance of Series B and Series C Preferred Stock and an equity investment from Pfizer Ireland Pharmaceuticals for net proceeds of approximately $19.0 million.

Leases. At December 31, 2004, we leased a building, with 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides us with an option to extend the term for an additional ten years. In addition, at December 31, 2004, we subleased approximately 27,000 square feet in South San Francisco, California. This sublease expires in December 2006 and provides us with an option to extend the term for one year.

As a result of the merger with ACLARA, at December 31, 2004, we assumed the lease of a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. This lease expires in July 2009. We expect to relocate the employees and operations from that facility to the South San Francisco facilities in the second quarter of 2005 and are currently seeking a subtenant for this space. Included in the table below is approximately $6.0 million of lease obligation related to this facility. We also assumed a loan agreement for leasehold improvements at an interest rate of 8.5% per annum. The loan matures on July 1, 2009 and the amount outstanding at December 31, 2004 was $0.4 million of which $0.1 million is included in current liabilities and $0.3 million is included in long-term liabilities.

In September 2004, we entered into a loan agreement of $0.5 million to finance our insurance premiums at an interest rate of 6.0% per annum. The loan matures in June 2005 and the amount outstanding at December 31, 2004 was $0.4 million included in current liabilities.

In March 2004, we terminated a lease for our laboratory and office space of approximately 25,000 square feet in South San Francisco, California. Under the terms of the lease termination agreement, we paid and recorded a charge of $433,000 primarily related to the termination payment and the write-off of the net carrying value of the related leasehold improvements.

In June 2002, we assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. We received net proceeds from the lease assignment of $3.8 million, resulting in a net gain of $0.3 million which is included in accrued liabilities and other long-term liabilities and is recognized as other income over the sublease term. In the event of default by the assignee, we would be contractually obligated for payments under the lease of: $0.7 million in 2005; $0.7 million in 2006; $1.5 million in 2007; $1.5 million in 2008; $1.6 million in 2009 and $2.3 million from 2010 to 2011.

At December 31, 2004, our contractual obligations for the next five years and thereafter are as follows (in thousands):

	Payments Due By Period
	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
	(In thousands)
Operating lease obligations	$2,944	$5,393	$4,257	$355	$12,949
Equipment financing arrangements	54	32	9	—	95
Fixed royalty payments	250	—	—	—	250
Loan payable	475	202	159	—	836

Total	$3,723	$5,627	$4,425	$355	$14,130

In addition, the Company is obligated to pay dividends to the Series A preferred stockholders. See “Capital Stock” note to the financial statements for further discussion.

In connection with the merger with ACLARA, the Company issued CVRs to ACLARA stockholders and will issue CVRs to holders of ACLARA stock options upon future exercise of those options. Each CVR represents the right to receive, on June 10, 2006, a potential cash payment, up to $0.88 per CVR. See “Contingent Value Rights” note to the financial statements for further discussion.

The contractual obligations discussed above are fixed costs. If we are unable to generate sufficient cash from operations to meet these contractual obligations, we may have to raise additional funds. These funds may not be available on favorable terms or at all.

Long term capital and liquidity considerations. We expect that we will have to make substantial investments in operating and capital expenditures as we develop and commercialize new clinical testing products and expand the availability of our current testing products.

In infectious disease, our PhenoSense and other testing products have established a leading position in the market for HIV drug resistance testing in the United States. These tests are currently in use in clinical trials of a new class of HIV drug. If these trials are successful and if our tests are determined to play an important role in the use of the drugs once approved, the need for our testing could increase in the United States and internationally. Our tests are not currently available outside of the United States and we do not have any experience in delivery of testing services or products outside of the United States. To do so we may have to develop our own clinical laboratories in key international markets, develop strategic partnerships with existing laboratories or acquire such laboratories, any of which approaches could require substantial capital resources and cause our operating and capital expenditures to increase in the future.

In oncology, our eTag System has been used in a research setting by pharmaceutical and biotechnology companies and has been evaluated by these companies for use as an aide in clinical trials. We plan to deliver a testing service for use by both pharmaceutical companies and physicians in connection with the treatment of cancer patients through our existing clinical laboratory. Additionally we may develop test kits that may be subject to the regulatory authority of the FDA. To market FDA-approved test kits we will have to develop a manufacturing facility that is compliant with the FDA’s Good Manufacturing Procedures, or GMP, regulations, or develop a partnership with a third party that operates such a facility. For both approaches to commercializing our eTag technology, we will have to conduct clinical studies, expand our laboratory facilities and expand our sales and marketing organization. Clinical studies will be required to provide physicians with the data on which they may base their decisions to utilize the testing products, and in the case of FDA-approved test kits, to satisfy FDA requirements. For all these reasons, we expect our operating and capital expenditures will increase in the future as we commercialize testing services and kits.

We anticipate that in 2005, we will incur capital expenditures of approximately $1 million to expand and reconfigure our South San Francisco, California, facilities to accommodate our oncology operations, including the personnel and equipment to be relocated from ACLARA’s facility in Mountain View, California. While we do not currently have any additional material commitments or plans for future capital expenditures and currently expect our existing facilities to be adequate for our anticipated business level in 2005, we expect that we may have additional requirements for facilities and capital expenditures in the future as we expand our clinical laboratory to accommodate commercial availability of eTag assays for oncology, potentially establish an FDA compliant manufacturing facility and make our HIV and oncology assays available globally in support of drugs for which our tests may be important diagnostics.

We believe that our current cash, cash equivalents, marketable investment balances and short-term restricted cash, which together totaled $79.2 million at December 31, 2004 and funding that may be received from customers will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures at least through December 31, 2005. After that time, we cannot be certain that additional funding, if required, will be available on acceptable terms, or at all. From time to time, we may consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, with the goal of further developing our business and maximizing stockholder value. Such transactions, if any, could materially affect our future liquidity and capital resources. We may need to obtain additional funding by entering into new collaborations and strategic partnerships to enable us to develop and commercialize our products. Even if we receive funding from future collaborations and strategic partnerships, we may need to raise additional capital in the public equity markets, through private equity financing or through debt financing. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

Income taxes. We have incurred net operating losses since inception. At December 31, 2004, we had federal and state net operating loss carryforwards of approximately $255 million and $96 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates between the years 2010 and 2024 if not utilized. The state of California net operating losses will expire at various dates between the years 2005 and 2014, if not utilized. Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R “Share Based Payment”, or SFAS 123R. This statement is a revision to SFAS 123 and supersedes Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.

SFAS 123R permits public companies to choose between the following two adoption methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, we recognize no compensation cost for employee stock options when the exercise price is equal to or greater than the fair market value of the underlying common stock on the date of grant. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, the valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. For information about what our reported results of operations and loss per common share would have been had we adopted SFAS 123 (See “Stock-Based Compensation” in Note 1 to the financial statements for further discussion). Accordingly, the adoption of SFAS 123R’s fair value method is expected to have a significant impact on our results of operations, although it will likely have no impact on our overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We have not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption to be utilized for this new standard.

In March 2004, the Emerging Issues Task Force, or EITF, reached a consensus on EITF 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, or EITF 03-01.

EITF 03-01 provides guidance regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, or SFAS 115. In September 2004, the EITF delayed the effective date for the measurement and recognition guidance; however the disclosure requirements remain effective for annual periods ending after June 15, 2004 (see note 2). We have complied with the disclosure requirements of EITF 03-01, and we will evaluate the impact of the measurement and recognition provisions of EITF 03-01 once final guidance is issued.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principle if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years.

The following tables present the hypothetical changes in fair values in our cash, cash equivalents and short-term investments held at December 31, 2004 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS. Fair values represent the market principal at December 31, 2004 (in thousands).

	Given an Interest Rate Decrease of X Basis Points				Given an Interest Rate Increase of X Basis Points
Issuer	150 BPS	100 BPS	50 BPS	0 BPS	50 BPS	100 BPS	150 BPS
Money Market	$4,010	$3,992	$3,974	$3,956	$3,902	$3,920	$3,938
Commercial Paper	152	151	151	150	148	149	149
Bonds of US Government and its agencies	73,653	73,328	73,000	72,671	71,690	72,015	72,342

	$77,815	$77,471	$77,125	$76,777	$75,740	$76,084	$76,429

The weighted average maturity of our marketable investments at December 31, 2004 was 333 days.

We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.

We have operated primarily in the United States and all sales to date have been made in U.S. Dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ViroLogic, Inc.

We have audited the accompanying balance sheets of ViroLogic, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed at Item 15(a)(2) of this Annual Report on Form 10-K. These financial statements and schedule are the responsibility of the management of ViroLogic, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ViroLogic, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ViroLogic, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 14, 2005

VIROLOGIC, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$6,027	$8,893
Short-term investments	72,821	537
Accounts receivable, net of allowance for doubtful accounts of $595 and $643 at December 31, 2004 and 2003, respectively	7,251	6,165
Prepaid expenses	838	700
Inventory	1,059	1,378
Restricted cash	350	426
Other current assets	584	267

Total current assets	88,930	18,366
Property and equipment, net	8,369	8,445
Restricted cash	107	350
Developed product technology	198	—
Goodwill	8,282	—
Other assets	1,749	1,217

Total assets	$107,635	$28,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,222	$1,556
Accrued compensation	1,697	862
Accrued liabilities	6,993	2,108
Current portion of restructuring costs	2,519	—
Deferred revenue	546	268
Current portion of loans payable	439	133
Current portion of capital lease obligations	51	401

Total current liabilities	15,467	5,328
Contingent value rights	15,269	—
Long-term portion of loans payable	311	—
Long-term portion of capital lease obligations	36	87
Long-term portion of restructuring costs	1,710	—
Other long-term liabilities	359	382
Redeemable Series A convertible preferred stock, $0.001 par value, 249 and 274 shares authorized, designated by series, 249 and 274 shares issued and outstanding at December 31, 2004 and 2003, respectively; aggregate liquidation preference of $2,608 at December 31, 2004	1,810	1,994
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 4,999,751 and 4,999,726 shares authorized, designated by series, none issued and outstanding at December 31, 2004 and 2003, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 116,034,527 and 52,608,382 shares issued and outstanding at December 31, 2004 and 2003, respectively	116	53
Additional paid-in capital	260,591	126,805
Accumulated other comprehensive income (loss)	(57)	1
Deferred compensation	(275)	—
Accumulated deficit	(187,702)	(106,272)

Total stockholders’ equity	72,673	20,587

Total liabilities and stockholders’ equity	$107,635	$28,378

See accompanying notes.

VIROLOGIC, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenue:
Product revenue	$34,811	$31,911	$24,530
Contract revenue	1,990	1,468	731

Total revenue	36,801	33,379	25,261
Operating costs and expenses:
Cost of product revenue	17,794	16,713	14,589
Research and development	7,839	4,733	10,406
Purchased in-process research and development	100,600	—	—
Sales and marketing	10,056	8,306	11,716
General and administrative	10,192	9,256	10,550
Lease termination charge	433	—	—

Total operating costs and expenses	146,914	39,008	47,261

Operating loss	(110,113)	(5,629)	(22,000)
Interest income	198	106	307
Interest expense	(34)	(141)	(423)
Contingent value rights revaluation	28,519	—	—
Other income	—	156	347
Net loss	(81,430)	(5,508)	(21,769)

Deemed dividend to preferred stockholders	—	(2,155)	(10,551)
Preferred stock dividend	(324)	(1,610)	(977)

Loss applicable to common stockholders	$(81,754)	$(9,273)	$(33,297)

Basic and diluted loss per common share	$(1.43)	$(0.27)	$(1.38)

Weighted average shares used in computing basic and diluted loss per common share	57,292	34,445	24,157

See accompanying notes.

VIROLOGIC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2001	—	$—	20,650	$21	$93,226	$94	$(875)	$(78,995)	$13,471
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(21,769)	(21,769)
Net unrealized loss on securities available-for-sale	—	—	—	—	—	(87)	—	—	(87)

Comprehensive loss									(21,856)
Issuance of Series C Preferred Stock, net of issuance costs	1	—	—	—	6,224	—	—	—	6,224
Issuance of warrants in connection with Series B Preferred Stock, net of issuance costs	—	—	—	—	2,596	—	—	—	2,596
Conversion of Series A and B Preferred Stock to common stock	—	—	4,289	4	6,817	—	—	—	6,821
Exchange of Series B Preferred Stock for convertible promissory notes	—	—	—	—	(4,556)	—	—	—	(4,556)
Reversal of deferred compensation for terminated employees	—	—	—	—	(31)	—	31	—	—
Amortization of deferred compensation	—	—	—	—	—	—	662	—	662
Issuance of common stock to Pfizer Inc, net of issuance costs	—	—	2,609	3	2,924	—	—	—	2,927
Issuance of common stock under 401K plan	—	—	179	—	239	—	—	—	239
Exercise of stock options	—	—	7	—	5	—	—	—	5
Stock-based compensation related to consultant options	—	—	—	—	292	—	—	—	292
Issuance of common stock under employee stock purchase plan	—	—	220	—	433	—	—	—	433
Preferred stock dividends	—	—	309	—	(244)	—	—	—	(244)
Deemed dividend to preferred stockholders	—	—	—	—	10,551	—	—	—	10,551
	—	—	—	—	(10,551)	—	—	—	(10,551)

Balance as of December 31, 2002	1	—	28,263	28	107,925	7	(182)	(100,764)	7,014
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(5,508)	(5,508)
Net unrealized loss on securities available-for-sale	—	—	—	—	—	(6)	—	—	(6)

Comprehensive loss									(5,514)
Exercise of warrants	—	—	4,188	5	4,344	—	—	—	4,349
Exchange of Series C convertible promissory notes for Series C Preferred Stock	1	—	—	—	12,046	—	—	—	12,046
Costs relating to issuance of Series C Preferred Stock	—	—	—	—	(423)	—	—	—	(423)
Conversion of Series A and C Preferred Stock to common stock	(2)	—	18,793	19	2,236	—	—	—	2,255
Reversal of deferred compensation for terminated employees	—	—	—	—	(10)	—	10	—	—
Amortization of deferred compensation	—	—	—	—	—	—	172	—	172
Issuance of common stock under 401K plan	—	—	54	—	202	—	—	—	202

VIRO LOGIC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Issuance of common stock under employee stock purchase plan	—	—	247	—	252	—	—	—	252
Exercise of stock options	—	—	40	—	7	—	—	—	7
Stock-based compensation related to consultant options	—	—	—	—	205	—	—	—	205
Preferred stock dividends	—	—	1,023	1	21	—	—	—	22
Deemed dividend to preferred stockholders	—	—	—	—	2,155	—	—	—	2,155
	—	—	—	—	(2,155)	—	—	—	(2,155)

Balance as of December 31, 2003	—	—	52,608	53	126,805	1	—	(106,272)	20,587
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(81,430)	(81,430)
Net unrealized loss on securities available-for-sale	—	—	—	—	—	(58)	—	—	(58)
Comprehensive loss									(81,488)
Exercise of warrants	—	—	819	1	26	—	—	—	27
Merger with ACLARA	—	—	61,887	62	129,489	—	(299)	—	129,252
Conversion of Series A and C Preferred Stock to common stock	—	—	233	—	184	—	—	—	184
Amortization of deferred compensation	—	—	—	—	—	—	24	—	24
Issuance of common stock under 401K plan	—	—	87	—	242	—	—	—	242
Issuance of common stock under employee stock purchase plan	—	—	208	—	216	—	—	—	216
Exercise of stock options	—	—	69	—	138	—	—	—	138
Stock-based compensation	—	—	—	—	3,512	—	—	—	3,512
Preferred stock dividends	—	—	124	—	(21)	—	—	—	(21)

Balance as of December 31, 2004	—	$—	116,035	$116	$260,591	$(57)	$(275)	$(187,702)	$72,673

See accompanying notes.

VIROLOGIC, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net loss	$(81,430)	$(5,508)	$(21,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Contingent value rights revaluation	(28,505)	—	—
Purchased in-process research and development	100,600	—	—
Depreciation and amortization	2,703	3,329	3,811
Stock-based compensation	3,536	377	955
Provision for doubtful accounts	319	101	593
Amortization of subtenant advance	—	—	(327)
Loss on disposal of property and equipment	178	—	—
Amortization of deferred gain on lease assignment	—	(156)	(121)
Changes in assets and liabilities:
Accounts receivable	(1,180)	(1,342)	(955)
Prepaid expenses	66	111	653
Inventory	393	(420)	(2)
Other current assets	7	(142)	171
Accounts payable	(348)	725	(1,473)
Accrued compensation	405	(1)	(1,173)
Accrued liabilities	333	(171)	(191)
Accrued restructuring costs	175	—	—
Deferred revenue	170	(450)	360
Other long-term liabilities	(49)	(45)	146

Net cash used in operating activities	(2,627)	(3,592)	(19,322)

INVESTING ACTIVITIES
Purchases of short-term investments	(8)	(4,570)	(13,415)
Maturities and sales of short-term investments	394	4,613	20,305
Restricted cash	319	(69)	350
Capital expenditures	(749)	(544)	(1,437)
Acquisition of ACLARA, net of cash assumed	(220)	—	—
Lease assignment	—	—	3,793
Reimbursable tenant improvements	—	—	1,286
Other assets	(432)	(440)	(187)

Net cash provided by (used in) investing activities	(696)	(1,010)	10,695

FINANCING ACTIVITIES
Proceeds from loans payable	548	238	295
Principal payments on loans payable	(313)	(521)	(1,166)
Payments on capital lease obligations	(401)	(1,169)	(958)
Dividends paid on preferred stock	—	—	(367)
Proceeds from issuance of common stock	623	4,811	3,603
Net proceeds from (costs relating to) issuance of preferred stock	—	(423)	16,380

Net cash provided by financing activities	457	2,936	17,787

Net increase (decrease) in cash and cash equivalents	(2,866)	(1,666)	9,160
Cash and cash equivalents at beginning of year	8,893	10,559	1,399

Cash and cash equivalents at end of year	$6,027	$8,893	$10,559

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$34	$141	$423
SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Warrants issued to preferred stockholders	$—	$2,776	$5,151
Preferred stock converted to convertible promissory notes	$—	$—	$12,046
Convertible promissory notes converted to preferred stock	$—	$12,046	$—
Deemed dividend to preferred stockholders	$—	$2,155	$10,551
Preferred stock converted into common shares	$184	$2,255	$6,821
Assets acquired under capital leases	$—	$65	$455
Accrued transaction costs	$2,116	$—	$—
Accrued financing costs	$—	$—	$316
Stock dividend to preferred stockholders	$302	$1,585	$123

See accompanying notes.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

ViroLogic, or the Company, is a life sciences company committed to advancing personalized medicine and improving patient outcomes through the development of innovative products that guide and target the most appropriate treatments. Through a comprehensive understanding of genetics, biology and pathology of particular diseases, ViroLogic has pioneered and are developing molecular diagnostics and laboratory services that will:

•	enable physicians to better manage infectious diseases and cancers by providing the critical information that helps them prescribe personalized treatments for patients by matching the underlying molecular features of an individual patient’s disease to the drug expected to have maximal therapeutic benefit; and,

•	enable pharmaceutical companies to develop new and improved anti-viral therapeutics and targeted cancer therapeutics more efficiently and cost effectively by providing enhanced patient selection and monitoring capabilities throughout the development process.

Over the last several years, ViroLogic has built a business based on the personalized medicine approach in HIV drug resistance testing. With our merger with ACLARA BioSciences, Inc., (“ACLARA”) in December 2004, the Company intends to leverage the experience and infrastructure it has built in the HIV market to the substantially larger market opportunity of cancer utilizing the proprietary eTag technology. ViroLogic was incorporated in the state of Delaware in November 1995 and commenced commercial operations in 1999. The financial statements include the accounts of the Company and its wholly owned subsidiary, Apollo Merger Subsidiary, LLC, (“Apollo”), a Delaware limited liability company formed to facilitate the Company’s merger with ACLARA. The Company is in the process of merging Apollo into the Company.

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

Restricted Cash

ViroLogic has deposits securing credit arrangements primarily relating to leased facilities totaling $0.5 million and $0.8 million as of December 31, 2004 and 2003, respectively.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Short-Term Investments

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Significant Concentrations

ViroLogic invests its cash, cash equivalents and short-term investments in U.S. government and agency securities, debt instruments of financial institutions and corporations, and money market funds with strong credit ratings. Pursuant to ViroLogic’s investment guidelines, the investment portfolio should have an overall weighted average maturity of less than 24 months with no one individual security having a maturity of greater than 36 months. Management believes that its investment guidelines limit credit risk and maintain liquidity.

In 2004, 2003 and 2002, one customer represented 12%, 9% and 10%, respectively, of the Company’s total revenue. The Company had one customer that represented 12% of gross accounts receivable balance at December 31, 2003. In addition, in 2004, 2003 and 2002, approximately 31%, 29%, and 27%, respectively, of the Company’s total revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. Medicare and Medicaid represented 35% and 26% of gross accounts receivable balance at December 31, 2004 and 2003, respectively.

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

Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. If inventory costs exceed expected market value due to obsolescence or lack of demand, reserves are recorded for the difference between the cost and the market value. These reserves are based on estimates. Inventory consists of the following:

	December 31,
	2004	2003
	(In thousands)
Raw materials	$658	$832
Work in process	401	546

Total	$1,059	$1,378

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

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Accounting for Merger with ACLARA

The Company accounted for the merger with ACLARA as a business combination which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Accordingly, for significant items, we obtained assistance from independent valuation specialists.

For intangible assets, including purchased in-process research and development (IPR&D), the Company utilized the “income method” to determine fair value of the purchased IPR&D. This method starts with a forecast of anticipated future net cash flows, which are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions include the amount and timing of projected cash flows; expected costs to develop IPR&D into commercially viable products and estimates of cash flows from the projects when completed; the expected useful lives of technologies and products; and the discount rate reflecting the inherent risks in the future cash flows. All of these judgments and estimates can materially impact results of operations.

The excess of the aggregate purchase consideration over the fair value of assets acquired and liabilities assumed has been allocated to goodwill.

Contingent Value Rights

As part of the purchase consideration in the Company’s merger with ACLARA, the Company issued Contingent Value Rights (CVRs) to ACLARA stockholders and is obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. Each CVR represents the right to receive, on June 10, 2006, a potential cash payment, up to $0.88 per CVR, of the amount by which the then-current market value of ViroLogic common stock is less than $2.90 per share. Pursuant to the terms of the related agreement the determination of the current market value of ViroLogic common stock at that date will be based on a formula averaging trading prices during the 15 consecutive trading day period immediately prior to June 10, 2006. The first $0.50 per CVR of any such payment that is made must be made in cash, with the balance of up to $0.38 per CVR being payable, at our option, in cash, shares of ViroLogic common stock, or a combination of cash and ViroLogic common stock. In addition, each outstanding option to purchase shares of our common stock assumed by ViroLogic, and holders of the assumed ACLARA options will have the right to receive shares of ViroLogic common stock and CVRs (or applicable cash payment, if any, upon exercise after June 10, 2006) upon the exercise of the assumed option at the same exchange ratio.

The Company recorded the initial liability under the CVRs based on the fair value of the liability at the closing date and will record adjustments to this liability based on changes in the fair value each quarter as non-operating income or expense in our statement of operations. As of the closing date of the merger, with respect to CVRs issued in respect of common stock outstanding and issuable in respect of assumed vested ACLARA stock options outstanding, the Company estimated fair value using a Black-Scholes based valuation of the underlying CVR securities of $0.66 per CVR, or $43.8 million in the aggregate. Subsequent to the closing of the merger, an active trading market has developed for the CVR securities and the liability was revalued at December 31, 2004 based on the actual closing value of the CVRs on the OTC bulletin board of $0.23 per CVR, or $15.3 million in the aggregate. In addition, the Company will record an additional liability each quarter for additional CVRs related to assumed ACLARA stock options that vest during each quarter.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets

Goodwill represents the excess of the purchase consideration over the fair values of the identifiable assets acquired and liabilities assumed from the Company’s merger with ACLARA. Goodwill is not amortized but, in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable.

Other intangible assets include acquired developed product technology, costs of patents and patent applications related to products and products in development, which are capitalized and amortized on a straight-line basis over their estimated useful lives ranging from 8 to 15 years.

The Company conducts an annual impairment analysis to identify whether the carrying value of intangible assets including goodwill, developed product technology and capitalized patent costs, has been impaired. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business or legal factors; an adverse action or assessment by a regulator; unanticipated competition or loss of key personnel. The Company concluded that there were no indicators of impairment as of December 31, 2004.

Revenue Recognition

Product revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payor programs, such as Medicare and Medicaid. Billings for services under third-party payor programs are included in revenue net of allowances for differences between the amounts billed and estimated receipts under such programs. The Company estimates these allowances based on historical payment information and current sales data. If the government and other third-party payors significantly change their reimbursement policies, an adjustment to the allowance may be necessary. Revenue generated from the Company’s database of resistance test results is recognized when earned under the terms of the related agreements, generally upon shipment of the requested reports. Contract revenue consists of revenue generated from National Institutes of Health (“NIH”) grants and commercial assay development, and other non-product revenue. NIH grant revenue is recorded on a reimbursement basis as grant costs are incurred. The costs associated with contract revenue are included in research and development expenses. For commercial and research collaborations, the Company recognizes non-refundable milestone payments received related to substantive at-risk milestones when performance of the milestone under the terms of the collaboration is achieved and there are no further performance obligations. Research and development fees from commercial collaboration agreements are generally recognized as revenue on a straight-line basis over the life of the collaboration agreement or as the research work is performed. Deferred revenue relates to up front payments received in advance of meeting the revenue recognition criteria described above.

In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” revenue arrangements entered into after June 15, 2003, that include multiple deliverables, are divided into separate units of accounting if the deliverables meet certain criteria, including whether the stand alone fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

Royalty Expense

The Company pays royalties under licensing agreements. These royalties are directly related to revenue and are expensed to cost of product revenue at the time revenue is recognized. For further discussion, see “Commitments and Contingencies” note below.

Advertising Expenses

The Company expenses the costs of advertising, which include promotional expenses, as incurred. Advertising expenses were $2.5 million, $2.2 million and $4.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, and were recorded as sales and marketing expenses.

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

Loss Per Common Share

Basic loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented. Diluted loss per common share would give effect to the dilutive impact of potential common shares which consists of convertible preferred stock (using the as-if converted method), and stock options and warrants (using the treasury stock method). Potentially dilutive securities have been excluded from the diluted loss per common share computations in all years presented as such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The following outstanding options and warrants, prior to the application of the treasury stock method, and convertible preferred stock, on an as-converted basis, were excluded from the computation of diluted loss per common share as these potentially dilutive securities had an anti-dilutive effect:

	December 31,
	2004	2003	2002
	(In thousands)
Series A redeemable convertible preferred stock (as-if converted basis)	2,243	2,468	5,306
Series C convertible preferred stock (as-if converted basis)	—	—	5,835
Stock options	12,941	4,664	3,965
Warrants to purchase common stock	12,134	13,572	16,056

In addition to the securities listed above, at December 31, 2002 the Company had convertible promissory notes (“Notes”) outstanding with an aggregate principal amount of $12.05 million. On February 4, 2003, the Company’s stockholders ratified and approved the conversion of the Notes into an aggregate of 1,204.6 shares of Series C Convertible Preferred Stock, which on an as-if converted basis, is equivalent to 10.0 million shares of common stock. In December 2003 the Company elected to convert all 378 shares of the Series C Convertible Preferred Stock then outstanding into 3,123,967 shares of the Company’s common stock.

The Notes also included warrants which are included in the table above. See the “Capital Stock” and “Convertible Promissory Notes” notes for further discussion.

Stock-Based Compensation

The Company has elected to continue to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock-Based Compensation” (“APB 25”) to account for employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant. Deferred compensation, if recorded, is amortized using the graded vesting method. Statement of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as amended by Statement of Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure— an amendment of FASB Statement No. 123” (“SFAS 148”) requires the disclosure of pro forma information regarding net loss and loss per share as if the Company had accounted for its stock options under the fair value method.

The information regarding net loss and loss per share prepared in accordance with SFAS 123 has been determined as if the Company had accounted for its employee stock option and employee stock purchase plans using the fair value method prescribed by SFAS 123. The resulting effect on net loss and loss per share pursuant to SFAS 123 as amended by SFAS 148 is not likely to be representative of the effects in future years, due to subsequent years including additional grants and years of vesting.

The Company estimates the fair value of stock options and stock purchase rights at the date of grant using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 3.6%, 3.3% and 2.9% in 2004, 2003 and 2002, respectively; a weighted-average expected life of stock options from grant date of four years; a weighted-average expected stock purchase right of six months; volatility factor of the expected market price of ViroLogic’s common stock of 100% for 2004, 2003 and 2002; and a dividend yield of zero.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of the stock options and stock purchase rights are amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net loss:
As reported	$(81,430)	$(5,508)	$(21,769)
Add back:
Stock-based compensation expense included in reported net loss	3,408	172	662
Deduct:
Stock-based compensation expense for employee awards determined under SFAS 123	(3,645)	(2,257)	(4,151)

Pro forma net loss	(81,667)	(7,593)	(25,258)
Deemed dividend to preferred stockholders	—	(2,155)	(10,551)
Preferred stock dividend	(324)	(1,610)	(977)

Pro forma loss applicable to common stockholders	$(81,991)	$(11,358)	$(36,786)

Loss per common share:
As reported	$(1.43)	$(0.27)	(1.38)
Pro forma	$(1.43)	$(0.33)	(1.52)

The Company accounts for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued over their service periods, which approximates the vesting period. The Company recorded $0.1 million, $0.3 million and $0.2 million of stock based compensation for non-employees in 2004, 2003 and 2002, respectively.

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

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Net loss	$(81,430)	$(5,508)	$(21,769)
Changes in unrealized gain (loss) on securities available-for-sale	(58)	(6)	(87)

Comprehensive loss	$(81,488)	$(5,514)	$(21,856)

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Segment Reporting

The Company has determined that it operates in only one segment.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R “Share Based Payment” (“SFAS 123R”). This statement is a revision to SFAS 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.

SFAS 123R permits public companies to choose between the following two adoption methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, the Company does not recognize compensation cost for employee stock options when the exercise price is equal to or greater than the fair market value of the underlying common stock on the date of grant. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, the valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. For information about what our reported results of operations and loss per common share would have been had we adopted SFAS 123, see “Stock-Based Compensation” in Note 1 above. Accordingly, the adoption of SFAS 123R’s fair value method is expected to have a significant impact on the Company results of operations, although it will likely have no impact on the overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Although there is no impact on net cash flows, this requirement will reduce reported net operating cash flows and increase reported net financing cash flows in periods after adoption. The Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption to be utilized for this new standard.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). In September 2004, the EITF delayed the effective date for the measurement and recognition guidance; however the disclosure requirements remain effective for annual periods ending after June 15, 2004 (see note 2). The Company has complied with the disclosure

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

requirements of EITF 03-01, and the Company will evaluate the impact of the measurement and recognition provisions of EITF 03-01 once final guidance is issued.

2. SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value for available-for-sale securities by major security type and class of security are as follows:

	December 31,
	2004			2003
	Amortized Cost	Gross Unrealized Holding Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Loss	Estimated Fair Value
	(In thousands)
Maturing between one and two years:
Bonds of US government and its agencies	$72,728	$(57)	$72,671	$—	$—	$—
Corporate bonds and notes	150		150	537	—	537

	$72,878	$(57)	$72,821	$537	$—	$537

As of December 31, 2004, we did not have any marketable securities that were in a continuous unrealized loss position for more than one year.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2004	2003
	(In thousands)
Machinery, equipment and furniture	$12,013	$8,972
Equipment under capital lease	316	1,943
Leasehold improvements	6,279	6,892
Capitalized software	4,133	4,242

	22,741	22,049
Less accumulated depreciation and amortization	(14,372)	(13,604)

Property and equipment, net	$8,369	$8,445

Depreciation expense was $2.7 million, $2.0 million and $2.6 million in 2004, 2003 and 2002, respectively. Accumulated amortization related to leased assets was $3.3 million and $3.8 million at December 31, 2004 and 2003, respectively.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase consideration over the fair values of the identifiable assets acquired and liabilities assumed from the Company’s merger with ACLARA. Goodwill was $8.3 million at December 31, 2004. The Company tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable.

Measurement of fair value is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the particular investment. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in net income (loss).

Developed product technology represents products that have reached technological feasibility and relates to ACLARA’s reagent kits and gene and protein expression assay services that are provided for research applications. These costs are being amortized on a straight-line basis over an estimated life of eight years.

Patents, which are included in other assets, represents costs of patents and patent applications related to products and products in development which are capitalized and amortized on a straight-line basis over their estimated useful lives of approximately 15 years.

The weighted average useful life of other intangibles assets is approximately 14 years.

Other Intangible assets are summarized as follows:

	December 31,
	2004			2003
	Cost	Accumulated Amortization	Net of Accumulated Amortization	Cost	Accumulated Amortization	Net of Accumulated Amortization
	(In thousands)
Developed product technology	$200	$(2)	$198	$—	$—	$—
Patents	$1,664	$(218)	$1,446	$1,206	$(117)	$1,089

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2004	2003
	(In thousands)
Accrued transaction costs relating to merger with ACLARA	$4,190	$—
Accrued royalty	1,014	797
Accrued professional fees	534	506
Other	1,255	805

Total accrued liabilities	$6,993	$2,108

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

6. CONVERTIBLE PROMISSORY NOTES

On November 14, 2002, the Company entered into an exchange agreement with all of the holders of the then outstanding Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) in order to secure their consent to the sale of Series C Convertible Preferred Stock (the “Financing”) and the resulting impact on the Series B Preferred Stock, and to increase the number of shares of common stock available for issuance upon conversion of the Series C Convertible Preferred Stock (“Series C Preferred Stock”) and the exercise of the warrants included in the Financing. Pursuant to the exchange agreement, the Company repurchased all of the outstanding Series B Preferred Stock in exchange for convertible secured promissory notes (“Notes”). The aggregate principal amount of the Notes was $12.05 million. In addition, the Notes bore an interest rate of 8%, had a maturity date of March 19, 2003 and were secured by substantially all of the Company’s assets. In 2003, the Notes were converted into Series C Preferred Stock. Promptly following this approval, (i) the principal amount of the Notes was automatically converted into an aggregate of 1,204.6 shares of Series C Preferred Stock, (ii) an amount equal to the accrued interest on the Notes from November 19, 2002 through December 31, 2002 was paid to the holders of the Notes in cash, (iii) all other accrued and unpaid interest was forgiven and, (iv) the warrants attached to such preferred stock were issued.

7. MERGER WITH ACLARA BIOSCIENCES, INC.

On December 10, 2004, the Company completed its merger with ACLARA BioSciences, Inc., (“ACLARA”) a Delaware corporation pursuant to an Agreement and Plan of Merger and Reorganization dated May 28, 2004 as amended on October 18, 2004 (the “Merger Agreement”). Under the terms of the Merger Agreement, each outstanding share of ACLARA common stock was exchanged for 1.7 shares of the Company’s common stock and 1.7 Contingent Value Rights (“CVR”). The Company issued 61.9 million shares of common stock valued at $1.94 per shares. The fair value of the Company’s common stock utilized in determining the purchase price was derived using the Company’s average stock price for the period two days before through two days after the terms of the acquisition were agreed to and announced on October 19, 2004. The CVRs are governed by a Contingent Value Rights Agreement. The transaction has been accounted for as a business combination and accordingly the assets acquired and liabilities assumed have been recorded at their respective fair values. The Company engaged independent valuation specialists to assist in determining the fair values of the assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, particularly with regard to the valuation of intangible assets.

The aggregate purchase consideration comprises (in thousands):

Fair value of common stock issued	$120,308
Fair value of CVRs related to ACLARA common stock outstanding and vested stock options	43,774
Fair value of ACLARA stock options assumed	9,243
Direct transaction costs	4,635

$177,960

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The purchase consideration has been allocated based on the fair value of the assets acquired, as follows (in thousands):

Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$2,118
Short-term investments	72,728
Accounts receivable, inventory and other current assets	827
Property and equipment	2,054
Other long-term assets	100
Restructuring accrual, current portion	(2,344)
Other current liabilities	(4,883)
Restructuring accrual, long-term portion	(1,710)
Other long-term liabilities	(311)

		68,579
Deferred compensation related to unvested ACLARA options assumed		299
Intangible assets acquired:
Developed product technology	200
In-process research and development	100,600
Goodwill	8,282	109,082

		$177,960

The merger with ACLARA resulted in substantial non-cash items being recorded in the statement of operations for the year ended December 31, 2004. These include a non-recurring charge for purchased in-process research and development of $100.6 million, other non-operating income of $28.5 million related to a favorable change in fair value of the liability established at closing of the merger for the estimated liability under the CVRs and certain stock compensation charges. These stock compensation charges amounted to $3.4 million, of which $1.2 million is recorded as research and development expense, $0.4 million is recorded as sales and marketing expense and $1.8 million is recorded as general and administrative expense. These charges are primarily the result of the impact of variable accounting, due to the CVRs, for ACLARA options assumed, and the recognition of expense for the value of CVRs related to ACLARA options that vested during the period from December 10, 2004 to December 31, 2004. See “Contingent Value Rights” note below for further details.

In connection with the merger with ACLARA, the Company has taken actions to integrate and restructure the former ACLARA operations. We intend to relocate the ACLARA personnel and operations from the facility in Mountain View, California to our South San Francisco, California facilities in the second quarter of 2005. A restructuring accrual was established for the costs of vacating and subleasing the Mountain View facility including an estimate of the excess of our lease costs over our anticipated sublease income and for the anticipated severance costs for ACLARA employees whose employment is terminating as a result of the merger. Changes to the estimates of completing the currently approved restructuring plans that were originally recorded in goodwill will be recorded in goodwill for up to one year following the merger consummation date of December 10, 2004. After December 10, 2005, reductions to these estimates will be recorded as an adjustment to goodwill, while increases to the estimates will be recorded in our results of operations.

The Company’s results for the year ended December 31, 2004 includes the acquired operations of ACLARA for the period December 10, 2004 to December 31, 2004.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Pro Forma Results

The following unaudited pro forma information assumes that the acquisition of ACLARA had occurred at the beginning of each of the separate periods presented. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually resulted had the acquisitions occurred as of the dates indicated above, or of future results of operations. The unaudited pro forma results for the years ended December 31 are as follows:

	Year Ended December 31,
	2004	2003
	(in thousands, except per share data)
	(unaudited)
Revenue	$38,167	$34,828
Operating loss	(124,389)	(130,550)
Net loss	(94,189)	(100,321)
Loss applicable to common stockholders	$(94,513)	$(104,086)
Basic and diluted loss per common share	$(0.82)	$(1.08)

The unaudited pro forma financial information above reflects the following in both these separate periods:

•	Purchased in-process research and development expense of $100.6 million which represents the fair value of purchased in-process technology for projects that have not yet reached technological feasibility and which have no alternative future use. This amount is based on the amount recorded in the accompanying 2004 statement of operations.

•	Other non-operating income from the CVR revaluation adjustment of $28.5 million is based on the amount recorded in the accompanying 2004 statement of operations.

•	Stock-based compensation expense of $3.4 million related to variable accounting for assumed ACLARA stock options and the recognition of expense for the value of CVRs related to ACLARA options that vested subsequent to the merger. This expense is based on the amount recorded in the accompanying 2004 statement of operations.

•	Amortization of deferred compensation using the graded vesting method for the individual options assumed, based on twelve moths of amortization.

•	Reduction of depreciation and amortization of property and equipment relating to fair value adjustments, including the planned closure of the Mountain View, California, facility.

•	Elimination of historical amortization of ACLARA intangible assets

•	Amortization of developed product technology acquired from the merger.

•	Elimination of expense incurred for merger related transaction and severance costs.

8. CONTINGENT VALUE RIGHTS

As part of the purchase consideration in the merger with ACLARA, the Company issued Contingent Value Rights (“CVR”) to ACLARA stockholders and is obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. Each CVR represents the right to receive, on June 10, 2006, a potential cash payment, up to $0.88 per CVR, of the amount by which the then-current market value of ViroLogic common stock is less than $2.90 per share. Pursuant to the terms of the related agreement the determination of the current market value of ViroLogic common stock at that date will be based on a formula averaging trading prices during the 15 consecutive trading day period immediately prior to June 10, 2006. The

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

first $0.50 per CVR of any such payment that is made must be made in cash, with the balance of up to $0.38 per CVR being payable, at the Company’s option, in cash, shares of ViroLogic common stock, or a combination of cash and ViroLogic common stock. In addition, holders of the assumed ACLARA options will have the right to receive shares of ViroLogic common stock and CVRs (or applicable cash payment, if any, upon exercise after June 10, 2006) upon the exercise of the assumed option. If the current market value of ViroLogic common stock for each trading day in any 30 consecutive trading day period prior to the 18 month anniversary date of the effective time of the transaction is greater than or equal to $3.50, the CVRs will automatically extinguish and will no longer represent the right to receive any amount.

The Company recorded the initial liability under the CVRs based on the fair value of the liability at the closing date and will record adjustments to this liability based on changes in the fair value each quarter as non-operating income or expense in our statement of operations. As of the closing date of the merger, with respect to CVRs issued in respect of common stock outstanding and issuable in respect of assumed vested ACLARA stock options outstanding, the Company estimated fair value using a Black-Scholes based valuation of the underlying CVR securities of $0.66 per CVR, or $43.8 million in the aggregate. Because, subsequent to the closing of the merger, an active trading market has developed for the CVR securities, the liability was revalued at December 31, 2004 based on the actual closing value of the CVRs on the OTC bulletin board of $0.23 per CVR, or $15.3 million in the aggregate. In addition, the Company will record an additional liability each quarter for additional CVRs related to assumed ACLARA stock options that vest during each quarter.

9. COMMITMENTS AND CONTINGENCIES

At December 31, 2004, the Company leased a building with 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides the Company with an option to extend the term for an additional ten years. In addition, at December 31, 2004, the Company subleased approximately 27,000 square feet in South San Francisco, California. This sublease expires in December 2006 and provides the Company with an option to extend the term for one year.

As a result of the merger with ACLARA, at December 31, 2004, the Company assumed the leased for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. This lease expires in July 2009. The Company expects to relocate the employees and operations from that facility to the South San Francisco facilities in the second quarter of 2005 and is currently seeking a subtenant for this space. Included in the table below is approximately $6.0 million of lease obligation related to this facility. The Company also assumed a loan agreement for leasehold improvements at an interest rate of 8.5% per annum. The loan matures on July 1, 2009 and the amount outstanding at December 31, 2004 was $0.4 million of which $0.1 million is included in current liabilities and $0.3 million is included in long-term liabilities.

In September 2004, the Company entered into a loan agreement of $0.5 million to finance its insurance premiums at an interest rate of 6.0% per annum. The loan matures in June 2005 and the amount outstanding at December 31, 2004 was $0.4 million included in current liabilities.

In March 2004, the Company terminated a lease for laboratory and office space of approximately 25,000 square feet in South San Francisco, California. Under the terms of the lease termination agreement, a charge of $433,000 was recorded and paid primarily related to the termination payment and the write-off of the net carrying value of the related leasehold improvements.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. The Company received net proceeds from the lease assignment of $3.8 million, resulting in a net gain of $0.3 million which is included in accrued liabilities and other long-term liabilities and is recognized as other income over the sublease term. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.7 million in 2005; $0.7 million in 2006; $1.5 million in 2007; $1.5 million in 2008; $1.6 million in 2009 and $2.3 million from 2010 to 2011.

In July 2001, the Company sublet approximately 12,000 square feet of one of its facilities to a third party for a term of 18 months, which ended in January 2003. The rental income generated from this sublease was $0.1 million and $0.6 million in 2003 and 2002, respectively, and is recorded as a partial offset to rental expense.

As of December 31, 2004 and 2003, the Company had amounts outstanding under equipment financing arrangements, which bear interest at weighted-average fixed rates of approximately 7.9% and 10.7% for 2004 and 2003, respectively, and are due in monthly installments through June 2008. Some of these equipment financing agreements require a balloon payment at the end of their respective terms. The carrying amount of the equipment approximates the corresponding loan balance.

As of December 31, 2004, future minimum payments, excluding the lease assignment guarantee described above, are as follows:

	Operating Leases	Loans Payable	Equipment Financing Arrangements	Fixed Royalty Payment
	(In thousands)
Year ending December 31:
2005	$2,944	$475	$54	$250
2006	3,049	101	16	—
2007	2,344	101	16	—
2008	2,429	101	9	—
2009	1,828	58	—	—
Thereafter	355	—	—	—

Total minimum lease and principal payments	$12,949	836	95	$250

Amount representing interest		(86)	(8)

Present value of future payments		750	87
Current portion of loans and leases		(439)	(51)

Long-term portion		$311	$36

Rental expense, net of sublease rental income, was approximately $2.0 million, $2.5 million and $1.7 million in 2004, 2003 and 2002, respectively.

In addition, the Company is obligated to pay dividends to the Series A preferred stockholders as discussed in the “Capital Stock” note below.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Contingencies

The Company has recently been informed by Bayer Diagnostics, or Bayer, that it believes the Company requires one or more licenses to patents controlled by Bayer in order to conduct certain of the Company’s current and planned operations and activities. The Company, in turn, believes that Bayer may require one or more licenses to patents controlled by the Company. Although the Company believes it does not need a license from Bayer for its HIV products, the Company is in discussions with Bayer concerning the possibility of entering into a cross-licensing or other arrangement, and believes that if necessary, licenses from Bayer would be available to the Company on commercial terms.

ACLARA, with which the Company merged, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001 and is now captioned ACLARA BioSciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering, or IPO, as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s March 20, 2000 IPO through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market. The complaint also alleges that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers who went public between 1998 and 2000 have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including ACLARA defendants) was filed by the entire group of issuer defendants in these similar actions. On February 19, 2003, the Court in this action issued its decision on the defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to ACLARA but denied the motion to dismiss Section 11 claim as to ACLARA and virtually all of the other defendants. On June 26, 2003, the plaintiffs in the consolidated class action lawsuits announced a proposed settlement with ACLARA and the other issuer defendants. The proposed settlement, which was approved by ACLARA’s board of directors, provides that the insurers of all settling issuers will guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling issuers will make up the difference. Under the proposed settlement, the maximum amount that could be charged to ACLARA’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would be approximately $3.9 million. The Company believes that ACLARA had sufficient insurance coverage to cover the maximum amount that the Company may be responsible for under the proposed settlement. While the Federal District Court has preliminarily approved the settlement it is possible that it may not give its final approval to the settlement in whole or part. If a final settlement is not reached or is not approved by the court, the Company believes that it has meritorious defenses and intends to vigorously defend against the suit. As a result of this belief, no liability for this suit has been recorded in the accompanying financial statements. However, the Company could be forced to incur significant expenses in the litigation, and in the event there is an adverse outcome, its business could be harmed.

License Agreements

The Company licenses polymerase chain reaction, or PCR, technology from Roche Molecular Systems, Inc., or Roche, for performing a step in its PhenoSense and GeneSeq tests. This license is non-exclusive and lasts for the life of the patent term of the last to expire licensed Roche patent. We believe that the last licensed Roche patent expires in 2005. If Roche develops or acquires additional patents covering technology related to the

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

licensed technology, the Company has the option of licensing that additional technology under the terms of this agreement which may extend the term of the license. In exchange for the license, the Company has agreed to pay Roche a royalty based on the net service revenues the Company receives from its products. Roche has the right to terminate this license if the Company fails to pay royalties, make a semi-annual royalty report or participate in proficiency testing. The Company believes it is currently in compliance with these requirements. The license allows the Company to use technology covered by the licensed Roche patents within a broad field that includes all of the Company’s currently planned products. If the Company was to expand its product line beyond the licensed field, however, the Company would need to negotiate an expansion of the license.

The Company licenses certain technologies from Third Wave Technologies, Inc. pursuant to a License Agreement signed by ACLARA in October 2002 and assigned to ViroLogic as a result of the merger. Under the License Agreement and a related Supply Agreement, the Company has rights to incorporate Third Wave’s Invader technology and Cleavase enzyme with its eTag technology to offer the eTag Assay System for multiplexed gene expression applications for the research market. In addition to licensing the Invader technology platform to the Company, Third Wave will supply Cleavase enzyme to the Company for incorporation into eTag-Invader gene expression assays. For 2005, the royalty payment is fixed in amount and thereafter is computed as a percentage of sales of licensed products.

In addition, the Company also licenses technology from other third parties. The Company recorded aggregate royalty expense of $1.6 million, $1.1 million and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

10. CAPITAL STOCK

Authorized Common Stock

In 2004, ViroLogic’s stockholders approved an increase to the number of authorized shares of the Company’s common stock from 100,000,000 shares to 200,000,000 shares.

Merger with ACLARA

Upon the Company’s merger with ACLARA, all outstanding shares of ACLARA common stock were exchanged, or became exchangeable, for approximately 61.9 million shares of the Company’s common stock. See “Merger with ACLARA BioSciences, Inc.” note above for further details.

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

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Of the 1,625 shares issued in the financing, 249 shares remain outstanding as of December 31, 2004, and the remainder was converted into an aggregate of approximately 7.6 million shares of the Company’s common stock. As a result of the Company’s sale of Series C Preferred Stock in 2002, the conversion price of the Series A Preferred Stock and the exercise price of the warrants issued to the purchasers of the Series A Preferred Stock has each been reduced to $1.11. Accordingly, the 249 shares of Series A Preferred Stock outstanding are convertible into approximately 2.2 million shares of common stock.

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

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

The Company initially recorded the Series A Preferred Stock at its fair value on the date of issuance. In accordance with EITF Topic D-98: Classification and Measurement of Redeemable Securities (“EITF Topic D-98”), the Company has elected not to adjust the carrying value of the Series A Preferred Stock to the redemption value of such shares, since it is uncertain whether or when the redemption events described above will occur. Subsequent adjustments to increase the carrying value to the redemption value will be made when it becomes probable that such redemption will occur. As of December 31, 2004, the redemption value of the Series A Preferred Stock was $3.0 million.

Series C Convertible Preferred Stock

In 2002, the Company entered sold an aggregate of 706 shares of Series C Preferred Stock and warrants to purchase common stock, for an aggregate purchase price of $7.06 million. In 2003, the Company issued an aggregate of 1,204.6 additional shares of Series C Preferred Stock upon conversion of the Notes. See Note 6 above for further details. The rights, preferences and privileges of the Series C Preferred Stock (a) provide that any dividend payments due to the Series C holders may be paid in either cash or shares of common stock at the option of the Company, and (b) include anti-dilution provisions substantially identical to those applicable of the

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Series A Preferred Stock. The Series C Preferred Stock bore an initial 8% annual dividend rate. In December 2003 the Company elected to convert all 378 shares of the Series C Convertible Preferred Stock then outstanding into 3,123,967 shares of the Company’s common stock.

Liquidation Preference

The holders of the Series A Preferred Stock are entitled to receive an amount equal to $10,000 per share of Series A Preferred Stock plus all accrued and unpaid premiums thereon. Any assets remaining for distribution following the payment of the preferences to the holders of the Series A Preferred Stock shall be distributed to the holders of the common stock. As of December 31, 2004, the liquidation preference of the Series A Preferred Stock was $2.6 million.

Deemed Dividends

In accordance with Emerging Issues Task Force Consensus No. 98-5 and No. 00-27, ViroLogic determined that the issuance of the Series B and Series C Preferred Stock in 2002 resulted in a beneficial conversion feature of approximately $2.9 million and $7.7 million, respectively, for a total of $10.6 million recorded in 2002.

In 2003, the Company issued warrants to purchase shares of the Company’s common stock in exchange for warrants originally issued in connection with sales of Series B Preferred Stock. The warrant exchange resulted in a beneficial conversion feature of $2.2 million that was recorded at the time of the exchange.

Warrants

In connection with the loan agreement signed in January 1998, ViroLogic issued the lender a warrant to purchase an aggregate of 34,833 shares of common stock at a price of $8.00 per share. The warrant expires in January 2008. The value of the warrant was deemed to be insignificant and, therefore, no value was recorded.

In connection with loan agreements signed in 2000, ViroLogic issued the lender warrants to purchase an aggregate of 26,792 shares of ViroLogic’s common stock for $4.24 per share. The warrant terms are 10 years and were valued at $318,000. The fair values of these warrants were determined using the Black-Scholes option valuation model. There are 26,792 warrants outstanding as of December 31, 2004.

In connection with the July 2001 sale of Series A Preferred Stock, ViroLogic issued warrants to purchase 11,800 and 1.3 million shares of common stock at a price of $2.66 and $2.805, respectively, per share. As a result of the sale of Series C Preferred Stock, the exercise price of the warrants with an exercise price of $2.805 is now $1.11, and such warrants became exercisable to purchase 3.3 million shares of our common stock. The warrant term is four years expiring June 2005 and was valued at $1.3 million using the Black-Scholes option valuation model. The fair value of the warrants is included in additional paid-in capital. There are approximately 1.3 million warrants outstanding as of December 31, 2004.

In connection with the September 2001 sale of Series A Preferred Stock, ViroLogic issued warrants to purchase 18,200 and 1.9 million shares of common stock at a price of $2.178 and $2.805, respectively, per share. As a result of the sale of Series C Preferred Stock, the exercise price of the warrants with an exercise price of $2.805 is now $1.11, and such warrants became exercisable to purchase 4.8 million shares of our common stock. The warrant term is four years expiring September 2005 and the warrants were valued at $1.5 million using the Black-Scholes option valuation model. The fair value of the warrants is included in additional paid-in capital. There are approximately 1.9 million warrants outstanding as of December 31, 2004.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

In connection with the March 2002 sale of Series B Preferred Stock, ViroLogic issued warrants to purchase 0.7 million and 2.2 million shares of common stock at a price of $2.508 and $2.28, respectively, per share. The warrant term is 4.5 years expiring September 2006 and the warrants were valued at $2.6 million using the Black-Scholes option valuation model. The fair value of the warrants is included in additional paid-in capital. In 2003, in connection with the conversion of the Notes into Series C Preferred Stock, the Company issued warrants to purchase 5.0 million shares of the Company’s common stock (at an exercise price of $1.11 per share) in exchange for the foregoing warrants to purchase 2.2 million shares of common stock. There are approximately 4.6 million warrants outstanding as of December 31, 2004.

In connection with a service agreement signed in 2002, ViroLogic issued warrants to purchase an aggregate of 100,000 shares of ViroLogic’s common stock for $2.28 per share. The warrant term is five years and was valued at $117,000. The fair values of these warrants were determined using the Black-Scholes option valuation model. There are 100,000 warrants outstanding as of December 31, 2004.

In connection with the November 2002 sale of Series C Preferred Stock, ViroLogic issued warrants to purchase 4.8 million shares of common stock at a price of $1.11 per share. The warrant term is five years expiring November 2007 and was valued at $2.5 million using the Black-Scholes option valuation model. The fair value of the warrants is included in additional paid-in capital. There are approximately 4.1 million warrants outstanding as of December 31, 2004.

Stock Option Plan

In December 2004, ViroLogic’s stockholders approved the 2004 Equity Incentive Plan with 12.5 million shares reserved for future issuance. In addition, ViroLogic has the 2000 Equity Incentive Plan, which had been previously adopted in 1996 and was amended and renamed in February 2000. In December 2004, the Company assumed the following ACLARA plans upon the merger with ACLARA: (i) the 1995 Stock Plan, (ii) the Amended and Restated 1997 Stock Plan, and (iii) a non-qualified option agreement. The Company will not make any future grants under the assumed ACLARA plans. Together these plans are referred to as (“the “Plans”). The Plans provide for the granting of options to purchase common stock and other stock awards to employees, officers, directors and consultants of ViroLogic. ViroLogic generally grants shares of common stock for issuance under the Plans at no less than the fair value of the stock on the grant date; however, management is permitted to grant non-statutory stock options at a price not lower than 85% of the fair value of common stock on the date of grant. Options granted under the Plans generally vest over four years at a rate of 25% one year from the grant date and ratably monthly thereafter.

In 1999, the Company entered into an employment agreement with its Chief Executive Officer for 500,000 shares of non-statutory stock options at an exercise price of $3.14 per share. Deferred compensation relating to these options of $4.7 million was recorded on the date of grant and amortized over the vesting period of the option using the graded vesting method. Compensation expense relating to these options was $0.1 million and $0.5 million 2003 and 2002, respectively.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

A summary of activity under the Plans and the employment agreement is as follows:

	Outstanding Stock Options/Stock Rights
	Shares Available	Number of Shares	Weighted Average Price Per Share
Balances at December 31, 2001	1,152,776	3,078,781	$4.24
Additional shares authorized	2,000,000	—	—
Options/rights granted	(1,288,924)	1,288,924	2.32
Options/rights exercised	—	(2,865)	1.66
Options/rights forfeited	399,872	(399,872)	4.10

Balances at December 31, 2002	2,263,724	3,964,968	3.57
Options/rights granted	(1,408,382)	1,408,382	1.39
Options/rights exercised	—	(39,999)	0.98
Options/rights forfeited	668,962	(668,962)	3.68

Balances at December 31, 2003	1,524,304	4,664,389	2.45
Additional shares authorized	12,500,000	—	—
ACLARA options assumed	—	7,053,500	2.26
Options/rights granted	(1,534,050)	1,534,050	2.94
Options/rights exercised	—	(68,732)	2.01
Options/rights expired	(129,826)	—	—
Options/rights forfeited	242,422	(242,422)	4.20

Balances at December 31, 2004	12,602,850	12,940,785	2.44

In connection with our merger with ACLARA, $0.3 million of the purchase consideration was allocated to deferred compensation and is being amortized over the vesting period for the individual options. In 2004, 2003 and 2002, all employee options were granted at fair value on the date of grant, therefore no deferred stock-based compensation was recorded. In connection with options granted in 2000, ViroLogic recorded deferred stock-based compensation of $1.6 million, representing the difference between the exercise price and the deemed fair value of the Company’s common stock at the date of grant. The amount was amortized over the vesting period using the graded vesting method for the individual options. Amortization of deferred stock-based compensation of $24,000, $0.2 million and $0.7 million was recognized during 2004, 2003 and 2002, respectively. In addition, ViroLogic recorded stock-based compensation for services rendered by non-employees of $0.1 million, $0.3 million and $0.2 million in 2004, 2003 and 2002, respectively.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The following table summarizes information about the stock options outstanding under the Plans and the employment agreement at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.64 — 1.05	440,656	6.41	$0.76	341,608	$0.70
1.06 — 1.27	3,519,714	5.86	1.22	2,436,840	1.21
1.29 — 1.51	1,075,182	8.07	1.46	489,780	1.46
1.58 — 2.40	2,162,834	7.61	2.00	1,086,348	2.00
2.43 — 2.57	823,193	7.11	2.56	636,222	2.56
2.58 — 3.10	2,715,516	8.42	2.86	886,985	2.87
3.11 — 3.14	794,900	4.96	3.14	779,878	3.14
3.15 — 5.40	623,815	5.94	3.82	554,571	3.88
5.74 — 8.00	580,125	5.31	6.60	567,370	6.61
8.56 — 22.13	204,850	5.82	12.03	204,242	12.04

	12,940,785			7,983,844

The Company had 2.1 million and 1.8 million stock options exercisable at December 31, 2003 and 2002, respectively.

Employee Stock Purchase Plan

In February 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan (the “Stock Plan”). The Stock Plan permits eligible employees to acquire shares of ViroLogic’s common stock through payroll deductions of up to 15% of their eligible earnings. All full-time employees of ViroLogic, except 5% stockholders, are eligible to participate in the Stock Plan. The purchase price of the shares is the lesser of 85% of the fair value of the shares at the offering date or purchase date, as defined by the Stock Plan. In December 2004, the Company’s shareholders approved the reservation of an additional 1,000,000 shares to be reserved for issuance under the Stock Plan. Of the 2,000,000 shares of common stock reserved for issuance under the Stock Plan, 1,000,000 shares were issued as of December 31, 2004.

401(k) Plan

ViroLogic’s 401(k) Plan covers substantially all employees. Employees may contribute up to 15% of their eligible compensation, subject to certain Internal Revenue Service restrictions. ViroLogic matches employee contributions in the form of ViroLogic common shares. In 2000, the 401(k) Plan was amended to increase the matching percentage to 25% of the employee contribution. The match is effective December 31 of each year and is fully vested when made. ViroLogic recorded 401(k) matching expense of $0.2 million in each of 2004, 2003 and 2002. As of December 31, 2004, ViroLogic had issued approximately 424,000 shares under the 401(k) Plan.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Reserved Shares

At December 31, 2004, ViroLogic had reserved shares of common stock for future issuance as follows:

Shares Reserved
(In thousands)
Series A Preferred Stock (as if converted basis)	3,365
Stock options	12,941
Warrants	12,134
Employee Stock Purchase Plan	1,000

29,440

The reserved shares shown above do not include additional indeterminate amounts reserved for issuance pursuant to penalty, anti-dilution, dividend payments and other provisions relating to the Company’s Series A Preferred Stock and the related warrants.

11. INCOME TAXES

At December 31, 2004, ViroLogic had federal and state net operating loss carryforwards of approximately $254.9 million and $96.0 million, respectively. At December 31, 2004, ViroLogic also had federal and state research and development credits of approximately $4.7 million and $4.7 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates between the years 2010 and 2024, if not utilized. The state of California net operating loss carryforwards will expire at various dates between the years 2005 and 2014, if not utilized. The California research and development credits can be carried forward indefinitely.

Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. Significant components of ViroLogic’s deferred tax assets for federal and state income taxes are as follows:

	December 31,
	2004	2003
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$37,500	$35,300
Research and other credits	2,300	1,800
Capitalized research and development	1,700	1,800
Other	2,000	600
Deferred tax assets as a result of merger with ACLARA:
Acquired net operating loss carryforwards	54,700	—
Acquired research and other credits	5,900	—
Capitalized research and development	3,200	—
Depreciation and Amortization	3,600	—
Other	8,200	—

Total deferred tax assets	119,100	39,500
Valuation allowance	(119,100)	(39,500)

Net deferred taxes	$—	$—

Due to ViroLogic’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $79.6 million, $2.0 million and $8.1 million in 2004, 2003 and 2002, respectively, including $75.6 million associated with the merger with ACLARA in 2004.

12. RESTRUCTURING

In connection with the merger with ACLARA, the Company has taken actions to integrate and restructure the former ACLARA operations. We intend to relocate the ACLARA personnel and operations from the facility in Mountain View, California to our South San Francisco facilities in the second quarter of 2005. A restructuring accrual was established for the costs of vacating and subleasing the Mountain View facility including an estimate of the excess of the Company’s lease costs over the Company’s anticipated sublease income. The accrual established at the closing of the merger was $3.0 million, of which $1.3 million is recorded as current and $1.7 million is recorded as long-term. In addition, a restructuring accrual of $1.1 million was established for the anticipated severance costs for ACLARA employees whose employment is terminating as a result of the merger. Changes to the estimates of completing the currently approved restructuring plans that were originally recorded in goodwill will be recorded in goodwill for up to one year following the merger consummation date of December 10, 2004. After December 10, 2005, reductions to these estimates will be recorded as an adjustment to goodwill, while increases to the estimates will be recorded in the results of operations.

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The following table sets forth an analysis of the components of the restructuring charges (in thousands):

	Abandonment of facilities	Severance	Total
Liabilities assumed in merger with ACLARA	$3,000	$1,054	$4,054
Amounts paid in cash	(24)		(24)

Balance at December 31, 2004	$2,976	$1,054	$4,030

Current portion	$1,266	$1,054	$2,320

Non-current portion	$1,710	$—	$1,710

Other Restructuring and Severance Costs

Following the Company’s merger with ACLARA, the Company entered into a severance agreement with a former executive and recorded a severance charge of $0.2 million in the statement of operations for the year ended December 31, 2004 of which none was paid as of December 31, 2004.

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

VIROLOGIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2004

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
2004
Patient testing	$5,774	$6,451	$5,851	$6,860
Pharmaceutical company testing	2,866	2,283	2,126	2,600

Product revenue	8,640	8,734	7,977	9,460
Contract revenue	382	493	645	470

Total revenue	9,022	9,227	8,622	9,930
Cost of product revenue	4,416	4,475	4,186	4,717
In-process research and development	—	—	—	100,600
Contingent value rights revaluation	—	—	—	28,519
Net loss	(1,248)	(1,371)	(1,588)	(77,223)
Loss applicable to common stockholders	(1,316)	(1,448)	(1,679)	(77,311)
Basic and diluted loss per common share	$(0.02)	$(0.03)	$(0.03)	$(1.12)

2003
Patient testing	$5,294	$6,101	$6,179	$5,260
Pharmaceutical company testing	1,257	1,685	2,580	3,555

Product revenue	6,551	7,786	8,759	8,815
Contract revenue	417	167	366	518

Total revenue	6,968	7,953	9,125	9,333
Cost of product revenue	3,819	4,268	4,403	4,223
Net loss	(2,468)	(2,206)	(429)	(405)
Loss applicable to common stockholders	(5,090)	(2,712)	(842)	(629)
Basic and diluted loss per common share	$(0.18)	$(0.09)	$(0.02)	$(0.01)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within ViroLogic have been detected.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders

ViroLogic, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A, that ViroLogic, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ViroLogic, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that ViroLogic, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, ViroLogic, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of ViroLogic, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Virologic, Inc., and the related financial statement schedule, and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 14, 2005

Item 9B. Other Information

None

PART III

Item 10. Executive Officers and Directors of the Registrant

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

The other information required by this item is incorporated by reference to the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2005 annual meeting.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information under the caption “Executive Compensation” to be contained in our 2005 proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” to be contained in our 2005 proxy statement.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information under the caption “Certain Transactions” to be contained in our 2005 proxy statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information under the captions “Independent Auditors’ Fees” and “Pre-Approval Policies and Procedures” to be contained in our 2005 proxy statement.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee has approved our recurring engagements of Ernst & Young LLP for the following non-audit services: (1) preparation of tax returns, and tax advice in preparing for and in connection with such filings; (2) all work required to be performed by Ernst & Young LLP in connection with preparing and giving consents required to be given in connection with our filings with the Securities and Exchange Commission; (3) advice in preparing for the internal control documentation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and (4) diligence and related advice related to the merger with ACLARA.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Index to Financial Statements

Reference is made to the Index to Financial Statements under Item 8 in Part II hereof, where these documents are listed.

(a)(2) Financial Statement Schedules—The following schedule is filed as part of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2004, 2003 and 2002.

All other schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto included in Item 8 (“Financial Statements and Supplementary Data”).

(a)(3) Index to Exhibits—See (c) below.

(c) Exhibits

Exhibit Footnote	Exhibit Number

(12)	2.1	Agreement and Plan of Merger and Reorganization, dated as of May 28, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(13)	2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of October 18, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(9)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(9)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(16)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(9)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(9)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(9)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(9)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(9)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(4)	3.5	Bylaws, as currently in effect.

(3)	4.1	Reference is made to Exhibits 3.1 through 3.4.1.

Exhibit Footnote	Exhibit Number
(1)	4.2	Specimen Stock Certificate.

(16)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

(1)*	10.1	Agreement with Roche Molecular Systems, Inc. dated July 29, 1997.

(1)	10.2	Office Lease by and between ViroLogic and Oyster Point Tech Center LLC dated as of May 25, 1999.

(1)	10.3	Office Lease by and between ViroLogic and Trammell Crow Northern California Development, Inc. dated as of November 23, 1999.

(1)	10.4	Loan and Security Agreement by and between ViroLogic and MMC/ GATX Partnership No. 1 dated as of January 30, 1998.

(1)†	10.5	Employment Agreement by and between ViroLogic and William D. Young dated September 29, 1999.

(1)†	10.6	2000 Employee Stock Purchase Plan and related offering documents.

(1)	10.7	Equipment Financing Agreement dated March 28, 2000 with Pentech Financial Services, Inc.

(2)†	10.8	ViroLogic, Inc. 2000 Equity Incentive Plan, as amended.

(3)†	10.9	Form of Executive Severance Benefits Agreement.

(3)	10.10	Master Lease Agreement dated September 14, 2000 by and between ViroLogic, Inc. and General Electric Capital Corporation.

(4)	10.11	Equipment Financing Agreement by and between ViroLogic and De Lage Landen Financial Services, Inc. dated as of January 29, 2001.

(5)	10.12	Equipment Schedule No. 4 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(5)	10.13	Sublease by and between ViroLogic, Inc. and Raven Biotechnologies, Inc.

(1)†	10.14	Form of Indemnity Agreement between the Company and its directors and officers.

(1)†	10.15	Form of Stock Option Agreement under the 2000 Equity Incentive Plan for options granted prior to May 1, 2000.

(1)†	10.16	Form of Stock Option Agreement Pursuant to the 2000 Equity Incentive Plan for options granted after May 1, 2000.

(10)	10.17	Equipment Schedule No. 5 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(6)	10.18	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.

(7)	10.19	Sublease, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.

(8)	10.20	Form of Stock Purchase Warrant issued to purchasers of Series C Preferred Stock.

(8)	10.21	Form of Stock Purchase Warrant issued to purchasers of Series B Preferred Stock.

(11)	10.22	First Amendment to Sublease, dated as of August 21, 2003, by and between diaDexus, Inc and ViroLogic, Inc.

Exhibit Footnote		Exhibit Number
(25	)*	10.23	Referral Testing Agreement, between ViroLogic, Inc. and Quest Diagnostics Incorporated, dated April 1, 2004.

(14)		10.24	Lease Termination Agreement, dated as of March 22, 2004, by and between Britannia Pointe Grand Limited Partnership and ViroLogic, Inc.

(15)		10.25	Second Amendment to Sublease, dated as of October 1, 2004, between diaDexus, Inc and ViroLogic, Inc.

(18	)†	10.26	ViroLogic, Inc. 2004 Equity Incentive Plan.

(17	)†	10.27	Letter Agreement, dated December 21, 2004, between ViroLogic, Inc. and Karen J. Wilson.

(13)		10.28	Registration Rights Agreement, dated as of October 18, 2004, by and among ViroLogic, Inc. and certain entities affiliated with Tang Capital Partners, L.P. and Perry Corp.

(19	)†	10.29	Employment offer letter, dated May 26, 2004, from ViroLogic, Inc. to Sharat Singh.

(17	)†	10.30	Form of Option Agreement under the ViroLogic, Inc. 2004 Equity Incentive Plan.

(20)		10.31	Lease Agreement, dated March 1, 1999, between ACLARA BioSciences, Inc. and The Pear Avenue Group.

(21	)†	10.32	Form of Change of Control Agreement between ACLARA BioSciences, Inc. and each of Alfred Merriweather and Sharat Singh.

(22	)†	10.33	Employment Letter Agreement, dated April 11, 2003, between ACLARA BioSciences, Inc and Michael J. Dunn.

(22	)†	10.34	Severance Agreement, dated April 11, 2003, between ACLARA BioSciences, Inc. and Michael J. Dunn.

(20	)†	10.35	ACLARA BioSciences, Inc. Amended and Restated 1997 Stock Plan.

(23	)†	10.36	ACLARA BioSciences, Inc. NQ03 Stock Plan Non-Statutory Stock Option Agreement.

(24	)†	10.37	Form of Amendment to Stock Option Agreement between ACLARA BioSciences, Inc. and each of Alfred Merriweather, Michael Dunn and Sharat Singh.

		21.1	Subsidiaries of ViroLogic, Inc.

		23.1	Consent of Ernst & Young LLP, Independent Auditors.

		24.1	Power of Attorney is contained on the signature page.

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

		32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

†	Indicates management or compensatory plan or arrangement.
(*)	Confidential treatment has been received for portions of this document, which are omitted and filed separately with the SEC.
(1)	Filed as an exhibit to our Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.

(2)	Filed as an exhibit to our Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on November 25, 2002 and incorporated herein by reference.
(9)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003 and incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on June 1, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2004 and incorporated herein by reference.
(14)	Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on November 4, 2004 and incorporated herein by reference.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2004 and incorporated herein by reference.
(18)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-121437) filed on December 20, 2004 and incorporated herein by reference.
(19)	Filed as an exhibit to our Registration Statement on Form S-4 (No. 333-120211) and incorporated herein by reference.
(20)	Filed as an exhibit to ACLARA BioSciences, Inc. Registration Statement on Form S-1 (No. 333-95107) or amendments thereto and incorporated herein by reference.
(21)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(22)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
(23)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(24)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViroLogic, Inc.

By:	/S/ WILLIAM D. YOUNG
William D. Young Chief Executive Officer

Date: March 16, 2005

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William D. Young, Kathy L. Hibbs and Alfred G. Merriweather, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ WILLIAM D. YOUNG William D. Young	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/S/ ALFRED G. MERRIWEATHER Alfred G. Merriweather	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2005

/S/ THOMAS R. BARUCH Thomas R. Baruch	Director	March 16, 2005

/S/ EDMON JENNINGS Edmon Jennings	Director	March 16, 2005

/S/ WILLIAM JENKINS, M.D. William Jenkins, M.D.	Director	March 16, 2005

/S/ CRISTINA H. KEPNER Cristina H. Kepner	Director	March 16, 2005

/S/ DAVID H. PERSING M.D., PH.D. David H. Persing, M.D., Ph.D.	Director	March 16, 2005

/S/ JOHN D. MENDLEIN, PH.D., J.D. John D. Mendlein, Ph.D., J.D.	Director	March 16, 2005

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

Classification	Balance at Beginning of Period	Additions Charged to Operating Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2004	$643	$319	$(367)	$595
Year ended December 31, 2003	$989	$101	$(447)	$643
Year ended December 31, 2002	$588	$593	$(192)	$989

S-1

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number

(12)	2.1	Agreement and Plan of Merger and Reorganization, dated as of May 28, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(13)	2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of October 18, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(9)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(9)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(16)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(9)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(9)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(9)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(9)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(9)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(4)	3.5	Bylaws, as currently in effect.

(3)	4.1	Reference is made to Exhibits 3.1 through 3.4.1.

(1)	4.2	Specimen Stock Certificate.

(16)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

(1)*	10.1	Agreement with Roche Molecular Systems, Inc. dated July 29, 1997.

(1)	10.2	Office Lease by and between ViroLogic and Oyster Point Tech Center LLC dated as of May 25, 1999.

(1)	10.3	Office Lease by and between ViroLogic and Trammell Crow Northern California Development, Inc. dated as of November 23, 1999.

(1)	10.4	Loan and Security Agreement by and between ViroLogic and MMC/ GATX Partnership No. 1 dated as of January 30, 1998.

(1)†	10.5	Employment Agreement by and between ViroLogic and William D. Young dated September 29, 1999.

(1)†	10.6	2000 Employee Stock Purchase Plan and related offering documents.

(1)	10.7	Equipment Financing Agreement dated March 28, 2000 with Pentech Financial Services, Inc.

(2)†	10.8	ViroLogic, Inc. 2000 Equity Incentive Plan, as amended.

Exhibit Footnote	Exhibit Number

(3)†	10.9	Form of Executive Severance Benefits Agreement.

(3)	10.10	Master Lease Agreement dated September 14, 2000 by and between ViroLogic, Inc. and General Electric Capital Corporation.

(4)	10.11	Equipment Financing Agreement by and between ViroLogic and De Lage Landen Financial Services, Inc. dated as of January 29, 2001.

(5)	10.12	Equipment Schedule No. 4 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(5)	10.13	Sublease by and between ViroLogic, Inc. and Raven Biotechnologies, Inc.

(1)†	10.14	Form of Indemnity Agreement between the Company and its directors and officers.

(1)†	10.15	Form of Stock Option Agreement under the 2000 Equity Incentive Plan for options granted prior to May 1, 2000.

(1)†	10.16	Form of Stock Option Agreement Pursuant to the 2000 Equity Incentive Plan for options granted after May 1, 2000.

(10)	10.17	Equipment Schedule No. 5 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(6)	10.18	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.

(7)	10.19	Sublease, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.

(8)	10.20	Form of Stock Purchase Warrant issued to purchasers of Series C Preferred Stock.

(8)	10.21	Form of Stock Purchase Warrant issued to purchasers of Series B Preferred Stock.

(11)	10.22	First Amendment to Sublease, dated as of August 21, 2003, by and between diaDexus, Inc and ViroLogic, Inc.

(25)*	10.23	Referral Testing Agreement, between ViroLogic, Inc. and Quest Diagnostics Incorporated, dated April 1, 2004.

(14)	10.24	Lease Termination Agreement, dated as of March 22, 2004, by and between Britannia Pointe Grand Limited Partnership and ViroLogic, Inc.

(15)	10.25	Second Amendment to Sublease, dated as of October 1, 2004, between diaDexus, Inc and ViroLogic, Inc.

(18)†	10.26	ViroLogic, Inc. 2004 Equity Incentive Plan.

(17)†	10.27	Letter Agreement, dated December 21, 2004, between ViroLogic, Inc. and Karen J. Wilson.

(13)	10.28	Registration Rights Agreement, dated as of October 18, 2004, by and among ViroLogic, Inc. and certain entities affiliated with Tang Capital Partners, L.P. and Perry Corp.

(19)†	10.29	Employment offer letter, dated May 26, 2004, from ViroLogic, Inc. to Sharat Singh.

(17)†	10.30	Form of Option Agreement under the ViroLogic, Inc. 2004 Equity Incentive Plan.

(20)	10.31	Lease Agreement, dated March 1, 1999, between ACLARA BioSciences, Inc. and The Pear Avenue Group.

(21)†	10.32	Form of Change of Control Agreement between ACLARA BioSciences, Inc. and each of Alfred Merriweather and Sharat Singh.

Exhibit Footnote		Exhibit Number

(22	)†	10.33	Employment Letter Agreement, dated April 11, 2003, between ACLARA BioSciences, Inc and Michael J. Dunn.

(22	)†	10.34	Severance Agreement, dated April 11, 2003, between ACLARA BioSciences, Inc. and Michael J. Dunn.

(20	)†	10.35	ACLARA BioSciences, Inc. Amended and Restated 1997 Stock Plan.

(23	)†	10.36	ACLARA BioSciences, Inc. NQ03 Stock Plan Non-Statutory Stock Option Agreement.

(24	)†	10.37	Form of Amendment to Stock Option Agreement between ACLARA BioSciences, Inc. and each of Alfred Merriweather, Michael Dunn and Sharat Singh.

		21.1	Subsidiaries of ViroLogic, Inc.

		23.1	Consent of Ernst & Young LLP, Independent Auditors.

		24.1	Power of Attorney is contained on the signature page.

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

		32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

†	Indicates management or compensatory plan or arrangement.
(*)	Confidential treatment has been received for portions of this document, which are omitted and filed separately with the SEC.
(1)	Filed as an exhibit to our Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.
(2)	Filed as an exhibit to our Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on November 25, 2002 and incorporated herein by reference.
(9)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003 and incorporated herein by reference.

(12)	Filed as an exhibit to our Current Report on Form 8-K filed on June 1, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2004 and incorporated herein by reference.
(14)	Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on November 4, 2004 and incorporated herein by reference.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2004 and incorporated herein by reference.
(18)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-121437) filed on December 20, 2004 and incorporated herein by reference.
(19)	Filed as an exhibit to our Registration Statement on Form S-4 (No. 333-120211) and incorporated herein by reference.
(20)	Filed as an exhibit to ACLARA BioSciences, Inc. Registration Statement on Form S-1 (No. 333-95107) or amendments thereto and incorporated herein by reference.
(21)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(22)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
(23)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(24)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004 and incorporated herein by reference.