Form 10-K/A
period 2004-12-31
VIROLOGIC INC
filed 2005-04-29
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Common Stock, $0.001 Par Value

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004 was $86,801,043.*

The number of shares outstanding of the Registrant’s Common Stock was 121,606,298 as of April 20, 2005.

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

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on March 16, 2005 (the “Report”), and is being filed solely to replace Part III, Item 10 through Item 14. The reference on the cover of the Report to the incorporation by reference of the Registrant’s Definitive Proxy Statement into Part III of the Report is hereby amended to delete that reference. Except as otherwise stated herein, no other information contained in the Report has been updated by this Amendment No. 1.

VIROLOGIC, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2O04

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information about our directors and executive officers as of April 25, 2005:

Name	Age	Position
William D. Young	60	Chairman of the Board, Chief Executive Officer and Director
Thomas R. Baruch, J.D.	66	Director
William Jenkins, M.D.	57	Director
Edmon R. Jennings	58	Director
Cristina H. Kepner	58	Director
John D. Mendlein, J.D., Ph.D.	45	Director
David H. Persing, M.D., Ph.D.	49	Director
Michael P. Bates, M.D.	48	Vice President, Clinical Research
Tien T. Bui	40	Vice President, Sales and Marketing
Michael J. Dunn	49	Chief Business Officer
Kathy L. Hibbs	41	Vice President, General Counsel
Kenneth N. Hitchner	50	Vice President, Pharmaceutical Collaborations
Alfred G. Merriweather	51	Vice President, Finance and Chief Financial Officer
Christos J. Petropoulos	51	Vice President, Research and Development, Virology and Chief Scientific Officer
Sharat Singh, Ph.D.	46	Chief Technical Officer, Oncology
Jeannette Whitcomb, Ph.D.	43	Vice President, Operations

William D. Young has served as our Chief Executive Officer since November 1999 and has served as the Chairman of the Board since May 1999. From March 1997 to October 1999, Mr. Young was Chief Operating Officer at Genentech, Inc., a biotechnology company. As COO at Genentech, Mr. Young was responsible for all of the company’s development, operations and commercial functions. Mr. Young joined Genentech in 1980 as Director of Manufacturing and Process Sciences and held various executive positions prior to becoming COO. Prior to joining Genentech, Mr. Young was employed by Eli Lilly and Company for 14 years. Mr. Young is a member of the board of directors of Biogen IDEC, Inc., Human Genome Sciences, Inc. and Teravance, Inc. He received his bachelor’s degree in chemical engineering from Purdue University, his M.B.A. from Indiana University and an honorary Doctorate in Engineering from Purdue University.

Thomas R. Baruch, J.D. has served as a director since December 2004. Mr. Baruch was Chairman of ACLARA Biosciences, Inc.’s, or ACLARA’s, board of directors from April 1995 to December 2004, when we merged with ACLARA. Since 1988, he has been a General Partner of CMEA Ventures, a venture capital firm. Moreover, from 1990 to 1996, Mr. Baruch served as a special partner of New Enterprise Associates. Prior to his experience with CMEA Ventures, Mr. Baruch founded Microwave Technology, Inc., and served as its President and Chief Executive Officer from 1983 to 1989. Before that, he held senior management and venture investment positions at Exxon Corporation, including the position of President of the Materials Division of Exxon Enterprises, Inc. Mr. Baruch is a member of the board of directors of Symyx Technologies, Inc. and Physiometrix, Inc. Mr. Baruch holds a B.S. degree from Rensselaer Polytechnic Institute and received a J.D. degree from Capital University.

William Jenkins, M.D. has served as a director since September 2000. Dr. Jenkins has been a consultant and advisor to pharmaceutical companies and investment and venture capital firms in the health sector since 1999. From 1997 to 1999, he served as Head of Clinical Development and Regulatory Affairs for Ciba-Geigy, and later for post-merger Novartis Pharma AG. Prior to that, Dr. Jenkins was head of worldwide clinical research at Glaxo and a Deputy Head in the U.K. Drug Regulatory Agency. Dr. Jenkins is a member of the Board of Directors of Tanox, Inc., BTG plc, Glycart AG, Esbatech AG and Eurand Pharmaceutical Holdings B.V. Dr. Jenkins received his M.D. from Cambridge University and has a specialist accreditation in internal medicine and gastroenterology.

Edmon R. Jennings has served as a director since May 2001. Since July 2003, Mr. Jennings has served as President and CEO of Angiogenix, Inc., a biopharmaceutical company. From February 2000 to June 2003, Mr. Jennings was Chief Commercialization Officer at Pain Therapeutics, Inc., a medical research and development company. From 1985 to 2000, Mr. Jennings held senior management positions at Genentech, Inc., including Vice President of Corporate Development, Vice President of Sales and Marketing and Vice President of Sales. Prior to Genentech, for twelve years Mr. Jennings held positions with Bristol-Myers Oncology and Bristol Laboratories, both of which were divisions of Bristol-Myers (now Bristol-Myers Squibb), a pharmaceutical company. Mr. Jennings received his B.A. in liberal arts from the University of Michigan at Ann Arbor.

Cristina H. Kepner has served as a director since May 1996. Ms. Kepner is Advisor at Invemed Associates LLC, an investment banking firm. From 1978 to December 2000, Ms. Kepner was a director, Executive Vice President and Corporate Finance Director at Invemed Associates LLC. Ms. Kepner serves on the board of directors of Quipp, Inc. and Cepheid. She received her B.A. from Pace University.

John D. Mendlein, J.D., Ph.D. has served as a director since December 2004. Dr. Mendlein was a member of ACLARA’s board of directors from April 2003 to December 2004. Dr. Mendlein has been Chairman and Chief Executive Officer of Affinium Pharmaceuticals, Inc., a drug discovery company, since November 2000. Prior to joining Affinium, Dr. Mendlein served as Chief Knowledge Officer, General Counsel and Senior Vice President, Intellectual Property of Aurora Biosciences Corporation, from 1996 until 2000. Dr. Mendlein holds a Ph.D. in physiology and biophysics from the University of California, Los Angeles and a J.D. degree from the University of California, Hastings College of Law.

David H. Persing, M.D., Ph.D. has served as a director since December 2000. Dr. Persing received his B.A. degree in Biochemistry from San Jose State University, and his M.D. and Ph.D. (Biochemistry and Biophysics) concurrently from the University of California, San Francisco. After completion of his residency in Clinical Pathology and fellowship training at Yale University in 1989, Dr. Persing was appointed to the medical and research staff of the Mayo Clinic, where he became Director of the Molecular Microbiology Laboratory and an Associate Professor at the Mayo Medical School. In August 1999, Dr. Persing became employed at Corixa Corporation, a research and development-based biotechnology company, where he is Vice President of Discovery Research, as well as a Principal Investigator in the Infectious Disease Research Institute, a non-profit research organization. Dr. Persing serves on the board of directors of Cepheid.

Michael P. Bates, M.D. joined our Clinical Research group as Medical Director in January 2001, was promoted to Senior Director in 2003 and was named Vice President of Clinical Research in June 2004. Prior to joining ViroLogic, Dr. Bates completed his internship and residency in Internal Medicine at the University of California, San Francisco, before pursuing fellowship training in Cardiology at Duke University in Durham, North Carolina, and in Infectious Diseases at the University of Washington in Seattle, Washington. Following two years on the junior faculty at the University of Washington and the Fred Hutchinson Cancer Research Center in Seattle, Dr. Bates moved to industry. Dr. Bates was Regional Medical Director/Medical Liaison for Roche, focusing on virology from February 1999 to December 2000.

Tien T. Bui joined ViroLogic as National Sales Director in November 2000, was named Vice President of Sales in September 2001 and became the Vice President of Sales and Marketing in November 2002. Before joining ViroLogic, Ms. Bui was the Virology Sales Director for DuPont Pharmaceuticals’ Western Business Unit, where she was responsible for $60 million in product sales. In addition to her most recent sales management position at DuPont, she served that company for over 10 years, from 1990 to 2000, in various sales and marketing roles, including: physician and hospital sales; clinical development and education; healthcare policy and government affairs; and strategic market development. Ms. Bui received her bachelor’s degree in international business from San Francisco State University and also studied abroad at The University of Liege, Belgium.

Michael J. Dunn has served as our Chief Business Officer since our merger with ACLARA in December 2004. From April 2003 to December 2004, Mr. Dunn was chief business officer for ACLARA BioSciences, Inc. From March 2002 to April 2003, Mr.

Dunn served as executive vice president of business development for ActivX Bioscience, Inc., a biotechnology company. From July 1998 to March 2002, Mr. Dunn was vice president of business development for Aurora Biosciences Corporation, a biotechnology tools company. From 1995 to 1998, Mr. Dunn was vice president of Business Development for SIBIA Neurosciences, Inc. Mr. Dunn has an M.B.A. from the University of San Diego and a B.A. in biology from the University of Chicago.

Kathy L. Hibbs joined ViroLogic as Vice President, General Counsel in April 2001. Prior to joining ViroLogic, Ms. Hibbs was Vice President and General Counsel for Multitude, Inc., an Internet telecommunications company. Prior to that, from 1996 to 2000, she served as Senior Corporate Counsel at Varian Medical Systems, Inc., a leading manufacturer of integrated cancer therapy systems. At Varian, she was responsible for numerous legal matters including regulatory compliance, employment law, litigation and SEC reporting. Before her employment with Varian, Ms. Hibbs worked as a litigator for two California law firms and dealt with various legal issues, including civil rights and securities law. She received her J.D. degree from the University of California, Hastings College of Law, and her bachelor’s degree in political science from the University of California, Riverside.

Kenneth N. Hitchner joined ViroLogic as Director of Project Management in May 1999 and was named Vice President of Pharmaceutical Collaborations in October 2003. From December 1997 to May 1999 Mr. Hitchner was the Director of Project Management at Gilead Sciences. Prior to Gilead, he was with Genentech for fifteen years where he held a number of positions including the Director of Product Development and Global Project Leader. Mr. Hitchner received his bachelor’s degree in Zoology from DePauw University and a Masters Degree in Biology from San Francisco State University.

Alfred G. Merriweather has served as our chief financial officer since our merger with ACLARA in December 2004. From December 2001 to December 2004, Mr. Merriweather served as vice president, finance, chief financial officer and secretary of ACLARA BioSciences, Inc. From 1999 to 2001, he was vice president and chief financial officer for Citadon, Inc., a software company. From 1996 to 1999, Mr. Merriweather was vice president of finance and chief financial officer of Symphonix Devices, Inc., a manufacturer of implantable medical devices. Form 1993 to 1996, Mr. Merriweather was vice president of finance and chief financial officer of LipoMatrix, Inc., a medical device company based in Neuchatel, Switzerland. Prior to that, Mr. Merriweather was vice president of finance and chief financial officer of Laserscope, a manufacturer of surgical laser systems. Mr. Merriweather holds a B.A. from The University of Cambridge, England.

Christos J. Petropoulos, Ph.D. joined ViroLogic as our Director of Research and Development in August 1996, became Senior Director of Research and Development in September 1997, was named our Vice President, Research and Development in November 1999 and was named our Vice President, Research and Development, Virology and Chief Scientific Officer in December 2004. From 1992 to 1996, Dr. Petropoulos was a scientist at Genentech where he headed the Molecular Virology Laboratory and the Research Virology and Molecular Detection Laboratories from 1994 to 1996. Dr. Petropoulos received his Ph.D. in molecular and cell biology from Brown University.

Sharat Singh, Ph.D. has served as our Chief Technical Officer, Oncology since our merger with ACLARA in December 2004. Form 1997 to December 2004, Dr. Singh was with ACLARA most recently as chief technical officer. Prior to that, Dr. Singh was at Syntex/Dade-Behring where he served for ten years in various scientific roles, including as a Syntex fellow from 1994 to 1997. Dr. Singh holds a Ph.D. in organic chemistry from the Indian Institute of Sciences, India and an M.S. degree in chemistry from Hyderabad University, India.

Jeannette M. Whitcomb, Ph.D. joined ViroLogic as one of the first scientists in the Research and Development department in 1996, transitioned to the Operations group in 2002 and was named Vice President of Operations in June 2003. Prior to joining ViroLogic, Dr. Whitcomb was a Postdoctoral Fellow in Dr. Stephen H. Hughes’ lab at the National Cancer Institute — Frederick Cancer Research and Development Center. Prior to that, she was a Fogerty Fellow in Dr. Peter A. Cerutti’s lab at the Swiss Institute for Experimental Cancer Research in Lausanne, Switzerland. Dr. Whitcomb received her bachelor’s degree in Biology from Widener University in Chester, Pennsylvania and her Ph.D. in Microbiology and Immunology from Temple University School of Medicine in Philadelphia.

Audit Committee

The Audit Committee of the Board oversees our corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. Three directors comprise the Audit Committee: Cristina H. Kepner (Chair), William Jenkins and Edmon R. Jennings. The Board of Directors annually reviews the Nasdaq listing standards definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards). The Board of Directors has determined that Cristina H. Kepner qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with; except that one report, covering one transaction was filed late by each of Ms. Hibbs, Dr. Jenkins, Mr. Jennings, Ms. Kepner, Dr. Petropoulos, Ms. Tien, Ms. Wilson and Mr. Young; two reports, covering an aggregate of two transactions, were filed late by each of Dr. Persing and Dr. Whitcomb; and an initial report of ownership was filed late by Dr. Whitcomb.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics Policy that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller), and have posted the text of the policy on our website (www.virologic.com) in connection with “Investor” materials; however, information found on our website is not incorporated by reference into this report. In addition, we intend to promptly disclose (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11. Executive Compensation

Compensation of Directors

Each of our non-employee directors receives a fee of $1,500 for each Board of Directors meeting attended and a fee of $500 for each committee meeting attended by committee members. In the fiscal year ended December 31, 2004, the total compensation paid to non-employee directors was $66,500. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with our policy.

All of our directors are eligible to participate in our 2004 Equity Incentive Plan and, prior to its adoption and approval, were eligible to participate in our 2000 Equity Incentive Plan. Option grants to non-employee directors are discretionary. However, the Board has adopted a policy pursuant to which it makes initial grants of stock options to new non-employee directors at their time of election to the Board, and, on an annual basis, grants stock options to its continuing non-employee directors. During the fiscal year ended December 31, 2004, we granted each of our four continuing non-employee directors options to purchase 20,000 shares of common stock. These options vest monthly over a one-year period; provided that the vesting may accelerate and all shares subject to the options may become immediately exercisable in the event of a change in control of us. During the 2004 fiscal year, at their time of election to the Board we granted each of our two new non-employee directors options to purchase 30,000 shares of common stock. These initial grants to our new directors do not vest during the first year, and then vest monthly over the three subsequent years; provided that the vesting may accelerate and all shares subject to the options may become immediately exercisable in the event of a change in control of us. In total, we granted options to purchase 140,000 shares of our common stock to our non-employee directors during the fiscal year ended December 31, 2004, at a weighted average exercise price per share of $2.796 per share.

Compensation of Executive Officers

Summary	of Compensation

The following table shows for the fiscal years ended December 31, 2002, 2003 and 2004, compensation awarded or paid to, or earned by, the our Chief Executive Officer and our other four most highly compensated executive officers at December 31, 2004 and one former executive officer who departed during the fiscal year 2004 (the “Named Executive Officers”):

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards Securities Underlying Options/SARs (#)	All Other Compensation ($)
William D. Young Chief Executive Officer	2004 2003 2002	308,269 280,000 326,154	— — —	— — —	300,000 300,000 170,000	3,250 3,000 2,750	(1) (1) (1)
Christos J. Petropoulos, Ph.D. Vice President, Research and Development, Virology and Chief Scientific Officer	2004 2003 2002	183,165 171,000 188,538	— — —	— — —	75,000 50,000 30,000	2,600 2,600 2,599	(1) (1) (1)
Michael P. Bates Vice President, Clinical Research	2004 2003 2002	210,577 190,076 170,385	— — 21,000	— — —	50,000 35,000 10,000	37,150 33,072 16,250	(2) (3) (4)
Kathy L. Hibbs Vice President, General Counsel	2004 2003 2002	178,094 166,500 183,577	— — —	— — —	75,000 50,000 25,000	3,250 2,081 2,750	(1) (1) (1)
Tien T. Bui Vice President, Sales and Marketing	2004 2003 2002	163,724 161,180 170,321	— — —	— — —	75,000 70,000 35,000	3,250 3,000 2,750	(1) (1) (1)
Karen J. Wilson Former Vice President, Chief Financial Officer	2004 2003 2002	179,095 166,500 183,577	— — —	— — —	75,000 50,000 25,000	19,580 3,000 2,750	(5) (1) (1)

(1)	Consists of matching payments under our 401(k) plan in the form of shares of our common stock.
(2)	Consists of $3,250 of matching payments under our 401(k) plan in the form of shares of our common stock and $33,900 of housing assistance pursuant to an agreement dated November 20, 2000.
(3)	Consists of $3,000 of matching payments under our 401(k) plan in the form of shares of our common stock and $30,072 of housing assistance pursuant to an agreement dated November 20, 2000.
(4)	Consists of $2,750 of matching payments under our 401(k) plan in the form of shares of our common stock and $13,500 of housing assistance pursuant to an agreement dated November 20, 2000.
(5)	Consists of $3,250 of matching payments under our 401(k) plan in the form of shares of our common stock and $16,330 of paid-out vacation time.

Stock Option Grants And Exercises

We grant options to our executive officers under our 2004 Equity Incentive Plan, or the 2004 Plan. Prior to the adoption and approval of the 2004 Plan, we granted options to our executive officers under our 2000 Equity Incentive Plan, which had been previously adopted in 1996 and was amended and renamed in February 2000. In December 2004, we assumed the following ACLARA plans and option agreements upon the merger with ACLARA: (i) the 1995 Stock Plan, (ii) the Amended and Restated 1997 Stock Plan, and (iii) a non-qualified option agreement. We will not make any future grants under the assumed ACLARA plans.

As of April 1, 2005, options to purchase a total of 18,766,258 shares were outstanding under our 2004 Plan, our 2000 Equity Incentive Plan and the assumed ACLARA plans. As of April 1, 2005, 6,763,431 shares remained available for grant under 2004 Plan, and no shares were available for grant under the 2000 Equity Incentive Plan or any of the assumed ACLARA plans.

The following tables show for the fiscal year ended December 31, 2004 certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Year 2004	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
William D. Young	300,000	19.6%	$3.00	3-16-14	$566,005	$1,434,368

Christos J. Petropoulos, Ph.D.	75,000	4.9%	$3.00	3-16-14	$141,501	$358,592

Michael P. Bates	50,000	3.3%	$3.00	3-16-14	$94,334	$239,061

Kathy L. Hibbs	75,000	4.9%	$3.00	3-16-14	$141,501	$358,592

Tien T. Bui	75,000	4.9%	$3.00	3-16-14	$141,501	$358,592

Karen J. Wilson	75,000	4.9%	$3.00	3-16-14	$141,501	$358,592

The figures in the table above represent options granted under the 2000 Equity Incentive Plan. Options generally vest over a four-year period, 25% after one year and 2.083% per month thereafter. The percentage of total options in the table above was calculated based on options to purchase an aggregate of 1,534,050 shares of our common stock granted to our employees in 2004. All options were granted at an exercise price equal to the fair value of our common stock on the date of grant.

The potential realizable value is based on the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts represent certain assumed rates of appreciation only, in accordance with the rules of the SEC, and do not reflect our estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of the common stock and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth information concerning the number and value of exercisable and unexercisable options held by each of the Named Executive Officers as of December 31, 2004. None of our Named Executive Officers exercised options during 2004. The value of unexercised in-the-money options at December 31, 2004 represents an amount equal to the difference between the closing price of the common stock on December 31, 2004 of $2.79 per share and the option exercise price, multiplied by the number of unexercised in-the-money options. An option is in-the-money if the fair value of the underlying shares exceeds the exercise price of the options. The value realized upon exercise represents the difference between the price of the common stock on the date of exercise and the exercise price of the option, multiplied by the number of shares exercised.

Name	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004
	Exercisable	Unexercisable	Exercisable	Unexercisable
William D. Young	1,147,186	552,814	$182,042	$250,908
Christos J. Petropoulos, Ph.D.	162,606	106,250	$52,500	$40,000
Michael P. Bates	62,124	74,876	$19,574	$28,826
Kathy L. Hibbs	136,874	120,626	$109,203	$48,547
Tien T. Bui	103,666	129,834	$44,004	$63,046
Karen J. Wilson	276,250	—	$75,275	$—

Employment, Severance and Change of Control Agreements

William D. Young

We have an agreement with William D. Young governing his employment as our Chief Executive Officer. This employment agreement provides for an initial base salary of $300,000 per year, plus a yearly incentive bonus as part of our bonus program based on objectives established by the Board of Directors after consultation with Mr. Young, plus a yearly special bonus of between $50,000 and $100,000, grossed up for tax purposes. In addition, the agreement contains a non-solicitation agreement. Mr. Young recommended that his salary be reduced as part of the November 2002 business restructuring. The Compensation Committee of the Board of Directors determined, and Mr. Young agreed, that Mr. Young’s base salary would be reduced by $50,000 to $280,000 beginning in November 2002 and that no bonuses would be paid for services performed by Mr. Young during 2002 or 2003 pursuant to this agreement.

As required by the agreement, prior to the commencement of Mr. Young’s employment, we also granted him a stock bonus award of 150,000 fully vested shares of the common stock, in consideration of his past service as our Chairman of the Board prior to becoming our Chief Executive Officer. The agreement also provides for the following:

•	a cash bonus in the gross amount of $180,000, granted on January 15, 2000, and an additional cash bonus in the gross amount of $180,000, granted on April 15, 2000;

•	an incentive stock option under our 2000 Equity Incentive Plan covering 150,000 shares of the common stock, providing for vesting as to 30,000 shares on December 31, 1999 and as to an additional 2,500 shares at the end of each month thereafter;

•	a non-statutory stock option, granted outside of our 2000 Equity Incentive Plan, covering 250,000 shares of the common stock, providing for vesting as to 25% after the first year of employment and the remaining 75% in equal installments over the next three years; and

•	a non-statutory stock option, granted outside of our 2000 Equity Incentive Plan, covering 250,000 shares of the common stock. This option vests 100% after five years of employment, unless we undergo a merger or acquisition where the per share valuation of the common stock is imputed to be more than $18.50, in which case 125,000 shares shall immediately vest.

These options may be exercised prior to vesting, but any unvested portions acquired will be subject to a repurchase right by us that will expire gradually in accordance with the vesting schedule. Any of these options may be exercised either by cash or by delivery of a promissory note, and each of the options immediately becomes fully vested if, within one year of a change in our control or liquidation, Mr. Young is terminated without cause or resigns for good reason.

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

Michael J. Dunn

In connection with our merger with ACLARA, we assumed an employment agreement and a severance agreement with Michael J. Dunn. Mr. Dunn’s employment agreement provides for a base salary at an annual rate of $275,000, a potential bonus of up to 35% of base salary, options to purchase 375,000 shares of ACLARA’s common stock, which upon our merger with ACLARA were converted into the right to purchase 637,500 shares of our common stock and 637,500 CVRs, and the reimbursement of moving and commuting expenses.

Our merger with ACLARA constituted a change in control under Mr. Dunn’s severance agreement, which provides that if, within 3 months prior to or 12 months following a change in control, Mr. Dunn is involuntarily terminated other than for cause, voluntarily terminates his employment for good reason, or dies or becomes disabled, he will be entitled to the following, subject to certain restrictions: (1) all outstanding stock options and/or shares of restricted stock outstanding on the date of his termination will fully vest as of the date of termination; (2) a one time payment of (i) Mr. Dunn’s base salary in effect immediately prior to termination or (ii) Mr. Dunn’s base salary in effect immediately prior to the change in control, plus an annual cash bonus equal to the greater of (i) Mr. Dunn’s target bonus for the year in which termination occurred and (ii) Mr. Dunn’s target bonus for the year in which the change in control occurred; (3) health benefits for up to 12 months following termination; and (4) up to $15,000 for outplacement services.

If, more than 3 months prior to or more than 12 months following a change in control, Mr. Dunn is involuntarily terminated other than for cause, voluntarily terminates his employment for good reason or dies or becomes disabled, Mr. Dunn will be entitled to the following, subject to certain restrictions: (1) such number of Mr. Dunn’s outstanding stock options and/or shares of restricted stock outstanding on the date of such termination will vest as of the date of termination as would have vested during the 12 month period following the termination date; (2) payment for 12 months following termination of Mr. Dunn’s base salary as in effect immediately prior to termination, plus an annual cash bonus equal to his target bonus for the year in which termination occurred, assuming that the bonus targets are satisfied, (3) health benefits for up to 12 months following termination; and (4) up to $15,000 for outplacement services.

In the event of a hostile takeover, as defined in the severance agreement, all outstanding stock options and/or shares of restricted stock outstanding on the date of the hostile takeover will fully vest at the completion of the takeover transaction, whether or not Mr. Dunn’s employment is terminated.

In the event of a change in control, if we request that Mr. Dunn remain employed by us following the change in control, he agrees to do so for a period of up to 6 months and we will continue to pay Mr. Dunn at the rate in effect at the time of the change in control. Any severance benefits to which he is entitled, however, will not be paid until the end of the transition period, other than accelerated vesting of his stock options and/or restricted stock, which will be effective immediately upon the commencement of the transition period.

Sharat Singh

We have an agreement with Sharat Singh, pursuant to which he commenced employment with us immediately after our merger with ACLARA at an annual base salary of $264,992. In addition, Dr. Singh will receive a retention bonus of $100,000 on each of the first and second anniversaries of the merger if he remains employed by us at those times. Dr. Singh’s continued service is subject to his change of control agreement, as further described below.

Executive Severance Agreements

We have entered into executive severance benefits agreements with each of our executive officers other than William Young, Alfred Merriweather, Michael Dunn and Sharat Singh. These executive severance benefits agreements provide that if the executive is terminated without cause or constructively terminated within three months prior to or twenty-four months after a change in control then the executive will receive a one time cash severance payment equal to twelve months of the executive’s base salary plus an amount equal to the bonus that the executive received for the prior year.

Change in Control Agreements

In connection with our merger with ACLARA, we assumed change in control agreements with Sharat Singh and Alfred Merriweather, who became executive officers of ViroLogic following the merger. Our merger with ACLARA constituted a change in control under these agreements.

These change in control agreements provide that if, following a change in control and prior to the first anniversary of the change in control, the officer is involuntarily terminated other than for cause or voluntarily terminates his employment for good reason, the officer will be entitled to the following, subject to certain restrictions: (1) all outstanding stock options and/or shares of restricted stock outstanding on the date of such termination will fully vest as of the date of termination; (2) payment for 12 months following termination of the greater of (i) salary in effect immediately prior to termination or (ii) salary in effect immediately prior to the Change in Control, plus an annual cash bonus equal to the greater of (i) the target bonus for the year in which termination occurred and (ii) target bonus for the year in which the Change in Control occurred; (3) health benefits for up to 12 months following termination; and (4) up to $15,000 for outplacement services.

The agreements further provide that in the event of a hostile takeover, all outstanding stock options and/or shares of restricted stock outstanding on the date of the hostile takeover will fully vest at the completion of the takeover transaction, whether or not the officer’s employment is terminated.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2004, the following non-employee directors served as members of the Compensation Committee: William Jenkins (Chair), Cristina H. Kepner, John D. Mendlein and David H. Persing. During that fiscal year, none of our executive officers served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of April 1, 2005 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

Beneficial ownership is determined according to the rules of the Securities and Exchange Commission, and generally means that a person has beneficial ownership of a security and warrants if he or she possesses sole or shared voting or investment power of that security, and includes options and warrants that are currently exercisable or exercisable within 60 days of April 1, 2005. Some of the information with respect to beneficial ownership has been furnished to us by each director, officer or 5% or more stockholder, as the case may be. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on the information each of them has given us, have sole investment and voting power with respect to their shares, except where community property laws may apply.

This table lists applicable percentage ownership based on 121,749,612 shares of common stock outstanding as of April 1, 2005. This number does not include 2,243,243 shares of common stock issuable upon conversion of outstanding non-voting Series A Preferred Stock. Options and warrants to purchase shares of the common stock that are exercisable within 60 days of April 1, 2005, are deemed to be beneficially owned by the persons holding these options and warrants for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage. Shares underlying options, warrants and convertible securities that are deemed beneficially owned are listed in this table separately in the column labeled “Shares Subject to Options, Warrants and Convertible Securities.” These shares are included in the number of shares listed in the column labeled “Total Number.”

	Shares Beneficially Owned (1)
Name of Beneficial Owner	Total Number	Shares Subject to Options, Warrants and Convertible Securities	Percent of Class Beneficially Owned
5% Stockholders
Perry Corp. (2)	18,301,152	—	15.0%
Deutsche Bank AG (3)	9,577,051	—	7.9%
Tang Capital Partners, L.P. (4)	7,915,126	—	6.5%

Directors and Executive Officers
William D. Young	1,499,227	1,296,666	1.2%
Christos J. Petropoulos, Ph.D.	276,410	183,439	*
Kathy Hibbs	178,595	173,645	*
Cristina H. Kepner	120,850	85,000	*
Tien T. Bui	155,020	137,103	*
Karen J. Wilson(5)	290,967	276,250	*
David H. Persing, M.D., Ph.D.	95,000	85,000	*
William Jenkins, M.D.	85,000	85,000	*
Edmon R. Jennings	76,100	75,000	*
Michael P. Bates	96,733	82,124	*
Thomas Baruch (6)	483,544	81,600	*
John D. Mendlein, J.D., Ph.D.	132,600	132,600	*
All directors and executive officers as a group (17 persons)	5,234,326	4,246,308	4.2%

*	Less than one percent.
(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated, the address of each person in this table is c/o ViroLogic, Inc., 345 Oyster Point Boulevard, South San Francisco, California 94080.

(2)	These shares are held for the accounts of two or more private investment funds for which Perry Corp. acts as general partner and/or investment advisor. Perry Corp. is a private investment firm and Richard C. Perry is the President and sole stockholder of Perry Corp. Richard Perry disclaims any beneficial ownership interest of the shares of common stock held by any funds for which Perry Corp. acts as the general partner and/or investment advisor, except for that portion of such shares that relates to his economic interest in such shares. The business address for Perry Corp. is 599 Lexington Avenue, New York, NY 10022. This information is based solely on a Schedule 13G/A filed with the SEC on February 10, 2005.
(3)	Total number of shares beneficially owned includes 28 shares held by DB Advisors, L.L.C. and 4,979 shares held by Deutsche Bank Alternative Trading, Inc. The business address for Deutsche Bank AG is Taunusanlage 12, D-60325 Frankfurt am Main, Federal Republic of Germany. This information is based solely on a Schedule 13G filed with the SEC on February 10, 2005.
(4)	Total number of shares beneficially owned includes 8,500 shares held by Kevin Tang as custodian for his son, Justin Lee Tang, under California Transfers to Minors Act, over which Mr. Tang holds voting power. The business address for Mr. Tang and Tang Capital Partners, L.P. is 4401 Eastgate Mall, San Diego, California 92121. This information is based solely on a Schedule 13 G filed with the SEC on February 14, 2005.
(5)	Karen Wilson was our chief financial officer prior to her resignation effective December 31, 2004.
(6)	Total number of shares beneficially owned includes 289,514 shares held by CMEA Life Sciences Fund L.P. Mr. Baruch has shared voting and investment power over these shares as a General Partner of CMEA Life Sciences Fund L.P.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2004 regarding our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	12,440,785		$2.41	12,602,850
Equity compensation plans not approved by security holders	500,000	(1)	3.14	—
Total	12,940,785		2.44	12,602,850

(1)	Consists of non-statutory stock options granted to William D. Young outside of the Company’s 2000 Equity Incentive Plan pursuant to the terms of an employment agreement between Mr. Young and the Company described in Item 11 above under “Employment, Severance and Change of Control Agreements.”

Item 13. Certain Relationships and Related Transactions

Indemnity Agreements

ViroLogic has entered into indemnity agreements with all of its officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of ViroLogic, and otherwise to the fullest extent permitted under Delaware law and the Company’s Bylaws. ViroLogic also intends to enter into these agreements with ViroLogic’s future directors and officers.

Merger with ACLARA BioSciences, Inc.

In connection with our December 2004 merger with ACLARA, we issued approximately 61.9 million shares of our common stock and approximately 61.9 million contingent value rights, or CVRs, to ACLARA stockholders. Thomas R. Baruch and John Mendlein, members of our Board of Directors, were directors of ACLARA prior to the merger. Alfred G. Merriweather, Michael J. Dunn and Sharat Singh were executive officers of ACLARA prior to the merger. In connection with the merger, each share of ACLARA common stock held by each of these former ACLARA directors and officers was exchanged for 1.7 shares of our common stock and 1.7 CVRs. In addition, options to acquire shares of ACLARA common stock held by these former ACLARA directors and officers were converted into options to acquire shares of our common stock and CVRs, at the same ratio.

Employment, Severance and Change of Control Agreements

Information regarding Employment, Severance and Change of Control Agreements is located in Part III, Item 11 of the Annual Report, as amended, under the caption “Employment, Severance and Change of Control Agreements.”

Item 14. Principal Accounting Fees and Services

Audit Fees

Fees for audit services totaled $0.8 million in 2004 and $0.4 million in 2003, including fees associated with the annual audit of the financial statements included in our Annual Report on Form 10-K, procedures related to attestation of management’s assessment of the effectiveness of internal controls under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and the reviews of ViroLogic’s quarterly reports on Form 10-Q and other SEC filings, including the joint proxy statement/prospectus related to the merger with ACLARA.

Audit-Related Fees

Fees for audit related services totaled $0.2 million in 2004, representing fees associated with due diligence related to merger with ACLARA BioSciences Inc. There were no fees for audit-related services in 2003.

Tax Fees

Fees for tax services, including tax compliance and tax advice, totaled approximately $47,000 in 2004 and $52,000 in 2003.

All Other Fees

There were no fees for other services not included above in 2004 and 2003.

All fees described above were approved by the Audit Committee.

PRE-APPROVAL POLICIES AND PROCEDURES.

The Audit Committee has adopted a policy for the pre-approval of audit, review and attest services, as well as permitted non-audit services to be performed by our independent registered public accounting firm. The engagement to perform services may be approved on an explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service or the engagement may be pre-approved on a collective basis. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has delegated specific pre-approval authority to Ms. Kepner, the Chair of the Audit Committee. These pre-approvals are reported to the Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of the services other than audit services by Ernst & Young LLP is compatible with maintaining the independent registered public accounting firm’s independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ViroLogic, Inc.

By:	/s/ WILLIAM D. YOUNG
William D. Young Chief Executive Officer

Date: April 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ WILLIAM D. YOUNG William D. Young	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2005

/s/ ALFRED G. MERRIWEATHER Alfred G. Merriweather	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2005

* Thomas R. Baruch	Director	April 29, 2005

* Edmon Jennings	Director	April 29, 2005

* William Jenkins, M.D.	Director	April 29, 2005

* Cristina H. Kepner	Director	April 29, 2005

* David H. Persing, M.D., Ph.D.	Director	April 29, 2005

* John D. Mendlein, Ph.D., J.D.	Director	April 29, 2005

* By:	/s/ WILLIAM D. YOUNG
William. D. Young
Attorney-in-fact

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number
(12)	2.1	Agreement and Plan of Merger and Reorganization, dated as of May 28, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(13)	2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of October 18, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(9)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(9)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(16)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(9)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(9)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(9)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(9)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(9)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(4)	3.5	Bylaws, as currently in effect.

(3)	4.1	Reference is made to Exhibits 3.1 through 3.4.1.

(1)	4.2	Specimen Stock Certificate.

(16)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

(1) *	10.1	Agreement with Roche Molecular Systems, Inc. dated July 29, 1997.

(1)	10.2	Office Lease by and between ViroLogic and Oyster Point Tech Center LLC dated as of May 25, 1999.

(1)	10.3	Office Lease by and between ViroLogic and Trammell Crow Northern California Development, Inc. dated as of November 23, 1999.

(1)	10.4	Loan and Security Agreement by and between ViroLogic and MMC/ GATX Partnership No. 1 dated as of January 30, 1998.

(1)†	10.5	Employment Agreement by and between ViroLogic and William D. Young dated September 29, 1999.

(1)†	10.6	2000 Employee Stock Purchase Plan and related offering documents.

(1)	10.7	Equipment Financing Agreement dated March 28, 2000 with Pentech Financial Services, Inc.

(2)†	10.8	ViroLogic, Inc. 2000 Equity Incentive Plan, as amended.

(3)†	10.9	Form of Executive Severance Benefits Agreement.

(3)	10.10	Master Lease Agreement dated September 14, 2000 by and between ViroLogic, Inc. and General Electric Capital Corporation.

(4)	10.11	Equipment Financing Agreement by and between ViroLogic and De Lage Landen Financial Services, Inc. dated as of January 29, 2001.

(5)	10.12	Equipment Schedule No. 4 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(5)	10.13	Sublease by and between ViroLogic, Inc. and Raven Biotechnologies, Inc.

(1)†	10.14	Form of Indemnity Agreement between the Company and its directors and officers.

(1)†	10.15	Form of Stock Option Agreement under the 2000 Equity Incentive Plan for options granted prior to May 1, 2000.

(1)†	10.16	Form of Stock Option Agreement Pursuant to the 2000 Equity Incentive Plan for options granted after May 1, 2000.

(10)	10.17	Equipment Schedule No. 5 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(6)	10.18	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.

(7)	10.19	Sublease, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.

(8)	10.20	Form of Stock Purchase Warrant issued to purchasers of Series C Preferred Stock.

(8)	10.21	Form of Stock Purchase Warrant issued to purchasers of Series B Preferred Stock.

(11)	10.22	First Amendment to Sublease, dated as of August 21, 2003, by and between diaDexus, Inc and ViroLogic, Inc.

(25) *	10.23	Referral Testing Agreement, between ViroLogic, Inc. and Quest Diagnostics Incorporated, dated April 1, 2004.

(14)	10.24	Lease Termination Agreement, dated as of March 22, 2004, by and between Britannia Pointe Grand Limited Partnership and ViroLogic, Inc.

(15)	10.25	Second Amendment to Sublease, dated as of October 1, 2004, between diaDexus, Inc and ViroLogic, Inc.

(18)†	10.26	ViroLogic, Inc. 2004 Equity Incentive Plan.

(17)†	10.27	Letter Agreement, dated December 21, 2003, between ViroLogic, Inc. and Karen J. Wilson.

(13)	10.28	Registration Rights Agreement, dated as of October 18, 2004, by and among ViroLogic, Inc. and certain entities affiliated with Tang Capital Partners, L.P. and Perry Corp.

(19)†	10.29	Employment offer letter, dated May 26, 2004, from ViroLogic, Inc. to Sharat Singh.

(17)†	10.30	Form of Option Agreement under the ViroLogic, Inc. 2004 Equity Incentive Plan.

(20)	10.31	Lease Agreement, dated March 1, 1999, between ACLARA BioSciences, Inc. and The Pear Avenue Group.

(21)†	10.32	Form of Change of Control Agreement between ACLARA BioSciences, Inc. and each of Alfred Merriweather and Sharat Singh.

(22)†	10.33	Employment Letter Agreement, dated April 11, 2003, between ACLARA BioSciences, Inc and Michael J. Dunn.

(22)†	10.34	Severance Agreement, dated April 11, 2003, between ACLARA BioSciences, Inc. and Michael J. Dunn.

(20)†	10.35	ACLARA BioSciences, Inc. Amended and Restated 1997 Stock Plan.

(23)†	10.36	ACLARA BioSciences, Inc. NQ03 Stock Plan Non-Statutory Stock Option Agreement.

(24)†	10.37	Form of Amendment to Stock Option Agreement between ACLARA BioSciences, Inc. and each of Alfred Merriweather, Michael Dunn and Sharat Singh.

**	21.1	Subsidiaries of ViroLogic, Inc.

**	23.1	Consent of Ernst & Young LLP, Independent Auditors.

**	24.1	Power of Attorney is contained on the signature page.

**	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

**	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

	31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

	31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

**	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

†	Indicates management or compensatory plan or arrangement.
(*)	Confidential treatment has been received for portions of this document, which are omitted and filed separately with the SEC.
(**)	Previously filed.
(1)	Filed as an exhibit to our Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.
(2)	Filed as an exhibit to our Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on November 25, 2002 and incorporated herein by reference.
(9)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003 and incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on June 1, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2004 and incorporated herein by reference.
(14)	Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on November 4, 2004 and incorporated herein by reference.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2004 and incorporated herein by reference.
(18)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-121437) filed on December 20, 2004 and incorporated herein by reference.
(19)	Filed as an exhibit to our Registration Statement on Form S-4 (No. 333-120211) and incorporated herein by reference.
(20)	Filed as an exhibit to ACLARA BioSciences, Inc. Registration Statement on Form S-1 (No. 333-95107) or amendments thereto and incorporated herein by reference.
(21)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(22)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
(23)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(24)	Filed as an exhibit to ALCARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004 and incorporated herein by reference.