Form 10-Q
period 2005-03-31
VIROLOGIC INC
filed 2005-05-10
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of May 5, 2005 there were 121,620,467 shares of the registrant’s common stock outstanding.

VIROLOGIC, INC.

VIROLOGIC, INC.

CONDENSED BALANCE SHEETS

( In thousands, except share data )

	March 31, 2005	December 31, 2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$8,106	$6,027
Short-term investments	66,470	72,821
Accounts receivable, net of allowance for doubtful accounts of $635 and $595 at March 31, 2005 and December 31, 2004, respectively	6,474	7,251
Prepaid expenses	824	838
Inventory	1,186	1,059
Restricted cash	350	350
Other current assets	1,100	584

Total current assets	84,510	88,930

Property and equipment, net	8,501	8,369
Restricted cash	107	107
Developed product technology	192	198
Goodwill	8,282	8,282
Other assets	1,923	1,749

Total assets	$103,515	$107,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,018	$3,222
Accrued compensation	1,555	1,697
Accrued liabilities	2,512	6,993
Current portion of restructuring costs	1,841	2,519
Deferred revenue	958	546
Current portion of loans payable	258	439
Current portion of capital lease obligations	29	51

Total current liabilities	11,171	15,467

Contingent value rights	20,666	15,269
Long-term portion of loans payable	292	311
Long-term portion of capital lease obligations	32	36
Long-term portion of restructuring costs	1,587	1,710
Other long-term liabilities	354	359
Redeemable Series A convertible preferred stock, $0.001 par value, 249 shares authorized, designated by series, 249 shares issued and outstanding at March 31, 2005 and December 31, 2004; aggregate liquidation preference of $2,520 at March 31, 2005	1,810	1,810
Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value, 4,999,751 shares authorized, designated by series, none issued and outstanding at March 31, 2005 and December 31, 2004, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 121,598,120 and 116,034,527 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	122	116
Additional paid-in capital	263,206	260,591
Accumulated other comprehensive loss	(456)	(57)
Deferred compensation	(207)	(275)
Accumulated deficit	(195,062)	(187,702)

Total stockholders’ equity	67,603	72,673

Total liabilities and stockholders’ equity	$103,515	$107,635

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31
	2005	2004
Revenue:
Product revenue	$8,853	$8,640
Contract revenue	1,141	382

Total revenue	9,994	9,022

Operating costs and expenses:
Cost of product revenue	4,212	4,416
Research and development	4,106	1,393
Sales and marketing	2,563	1,958
General and administrative	1,702	2,080
Lease termination charge	—	433

Total operating costs and expenses	12,583	10,280

Operating loss	(2,589)	(1,258)

Interest and other income, net	535	10
Contingent value rights revaluation	(5,306)	0

Net loss	(7,360)	(1,248)
Preferred stock dividend	(86)	(68)

Loss applicable to common stockholders	$(7,446)	$(1,316)

Basic and diluted net loss per common share	$(0.06)	$(0.02)

Weighted-average shares used in computing basic and diluted net loss per common share	117,353	53,137

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(7,360)	$(1,248)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Contingent value rights revaluation	5,306	—
Depreciation and amortization	802	720
Stock-based compensation expense/(adjustment)	(2,078)	12
Provision for doubtful accounts	97	—
Loss on disposal of property and equipment	—	108
Change in assets and liabilities:
Accounts receivable	680	(416)
Prepaid expenses	14	151
Inventory	(126)	119
Other current assets	(516)	116
Accounts payable	954	260
Accrued compensation	(142)	425
Accrued lease termination	—	189
Accrued liabilities	138	(381)
Accrued restructuring costs	(801)	—
Deferred revenue	407	384
Other long-term liabilities	91	3

Net cash provided by/(used in) operating activities	(2,534)	442

INVESTING ACTIVITIES:
Purchases of short-term investments	(10,067)	—
Maturities and sales of short-term investments	16,019	286
Capital expenditures	(929)	(173)
Transaction costs related to merger	(4,689)	—
Other assets	(174)	(124)

Net cash provided by/(used in) investing activities	160	(11)

FINANCING ACTIVITIES:
Principal payments on loans payable	(200)	(79)
Payments on capital lease obligations	(26)	(161)
Proceeds from issuance of common stock	4,679	149

Net cash provided by/(used in) financing activities	4,453	(91)

Net increase in cash and cash equivalents	2,079	340
Cash and cash equivalents at the beginning of the period	6,027	8,893

Cash and cash equivalents at the end of the period	$8,106	$9,233

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared by ViroLogic, Inc., also referred to as the Company, we, us, or our, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other future periods. The condensed balance sheet as of December 31, 2004 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Restricted Cash

ViroLogic has deposits securing credit arrangements primarily relating to leased facilities totaling $0.5 million as of March 31, 2005 and December 31, 2004, respectively.

Short-Term Investments

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. Unrealized gains and losses are included in accumulated other comprehensive income in stockholders’ equity. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. If inventory costs exceed expected market value due to obsolescence or lack of demand, reserves are recorded for the difference between the cost and the market value. These reserves are based on estimates. Inventory consists of the following:

	March 31, 2005	December 31, 2004
	(In thousands)
Raw materials	$751	$658
Work in process	435	401

Total	$1,186	$1,059

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

Revenue Recognition

Product revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payor programs, such as Medicare and Medicaid. Billings for services under third-party payor programs are included in revenue net of allowances for differences between the amounts billed and estimated receipts under such programs. The Company estimates these allowances based on historical payment information and current sales data. If the government and other third-party payors significantly change their reimbursement policies, an adjustment to the allowance may be necessary. Revenue generated from the Company’s database of resistance test results is recognized when earned under the terms of the related agreements, generally upon shipment of the requested reports. Contract revenue consists of revenue generated from National Institutes of Health (“NIH”) grants, commercial assay development, and other non-product revenue. NIH grant revenue is recorded on a reimbursement basis as grant costs are incurred. The Company’s commercial and research collaborations, including eTag and oncology collaborations generally consist of assay development, assay services, reagents, license and system support. Revenue generated from these collaborations is recognized when earned under the terms of the related agreements, generally upon the completion of the assay development, delivery of the reagents or as services are performed. For commercial and research collaborations, the Company recognizes non-refundable milestone payments received related to substantive at-risk milestones when performance of the milestone under the terms of the collaboration is achieved and there are no further performance obligations. The costs associated with contract revenue are included in research and development expenses. Deferred revenue relates to up front payments received in advance of meeting the revenue recognition criteria described above.

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

The Company estimates the fair value of stock options and stock purchase rights at the date of grant using the Black-Scholes option valuation model with the following assumptions for the three months ended March 31, 2005 and 2004: risk-free interest rate of 4.2% and 2.8% in 2005 and 2004, respectively; a weighted-average expected life of stock options from grant date of four years; a weighted-average expected stock purchase right of six months; volatility factor of the expected market price of ViroLogic’s common stock of 100%; and a dividend yield of zero.

For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of the stock options and stock purchase rights are amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
Net loss:
As reported	$(7,360)	$(1,248)
Deduct:
Stock-based compensation adjustment included in reported net loss	(2,096)	—
Deduct:
Stock-based compensation expense for employee awards determined under SFAS 123	(765)	(529)

Pro forma net loss	(10,221)	(1,777)
Preferred stock dividend	(86)	(68)

Pro forma loss applicable to common stockholders	$(10,307)	$(1,845)

Loss per common share:
As reported	$(0.06)	$(0.02)

Pro forma	$(0.09)	$(0.03)

The Company accounts for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued over their service periods, which approximates the vesting period. For the three months ended March 31, 2005 and 2004, the Company recorded $19,000 and $12,000 of stock based compensation for non-employees, respectively.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R “Share Based Payment”, or SFAS 123R. This statement is a revision to SFAS 123 and supersedes Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. In April 2005, the SEC adopted a new rule which defers the compliance date of SFAS 123R until 2006 for calendar year companies such as ViroLogic. Consistent with the new rule, the Company will adopt SFAS 123R in the first quarter of 2006.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, the Company recognizes no compensation cost for employee stock options when the exercise price is equal to or greater than the fair market value of the underlying common stock on the date of grant. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, the valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. For information about what the Company’s reported results of operations and loss per common share would have been had we adopted SFAS 123, see “Stock-Based Compensation” in Note 1 above. Accordingly, the adoption of SFAS 123R’s fair value method is expected to have a significant impact on the Company’s results of operations, although it will likely have no impact on the Company’s overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption to be utilized for this new standard.

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

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net loss	$(7,360)	$(1,248)
Changes in unrealized loss on securities available-for-sale	(399)	—

Comprehensive loss	$(7,759)	$(1,248)

3. LOSS PER COMMON SHARE

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

4. MERGER WITH ACLARA BIOSCIENCES, INC.

On December 10, 2004, the Company completed its merger with ACLARA BioSciences, Inc., (“ACLARA”) a Delaware corporation pursuant to an Agreement and Plan of Merger and Reorganization dated May 28, 2004 as amended on October 18, 2004 (the “Merger Agreement”). Under the terms of the Merger Agreement, each outstanding share of ACLARA common stock was exchanged for 1.7 shares of the Company’s common stock and 1.7 Contingent Value Rights (“CVR”). The Company issued 61.9 million shares of common stock valued at $1.94 per share. The fair value of the Company’s common stock utilized in determining the purchase price was derived using the Company’s average stock price for the period two days before through two days after the terms of the acquisition were agreed to and announced on October 19, 2004. The CVRs are governed by a Contingent Value Rights Agreement. The transaction has been accounted for as a business combination and accordingly the assets acquired and liabilities assumed have been recorded at their respective fair values. The Company engaged independent valuation specialists to assist in determining the fair values of the assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, particularly with regard to the valuation of intangible assets.

For intangible assets, including purchased in-process research and development (“IPR&D”), the Company utilized the “income method” to determine fair value of the purchased IPR&D. This method starts with a forecast of anticipated future net cash flows, which are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions include the amount and timing of projected cash flows; expected costs to develop IPR&D into commercially viable products and estimates of cash flows from the projects when completed; the expected useful lives of technologies and products; and the discount rate reflecting the inherent risks in the future cash flows. All of these judgments and estimates can materially impact results of operations.

The aggregate purchase consideration comprises (in thousands):

Fair value of ViroLogic’s common stock	$120,308
Fair value of CVRs related to ACLARA common stock outstanding and vested stock options	43,774
Fair value of ACLARA stock options assumed	9,243
Direct transaction costs	4,635

$177,960

The purchase consideration has been allocated based on the fair value of the assets acquired and liabilities assumed, as follows (in thousands):

Tangible assets acquired:
Cash and cash equivalents	$2,118
Short-term investments	72,728
Accounts receivable, inventory and other current assets	827
Property and equipment	2,054
Other long-term assets	100
Restructuring accrual, current portion	(2,344)
Other current liabilities	(4,883)
Restructuring accrual, long-term portion	(1,710)
Other long-term liabilities	(311)

		$68,579
Deferred compensation related to unvested ACLARA options assumed		299
Intangible assets acquired:
Developed product technology	200
In-process research and development	100,600
Goodwill	8,282	109,082

		$177,960

The merger with ACLARA resulted in non-cash items being recorded in the statement of operations for the three months ended March 31, 2005. These include other non-operating expense of $5.3 million related to an unfavorable change in estimated fair value of the liability under the CVRs, net favorable stock compensation adjustments and deferred compensation amortization of $2.0 million, of which $0.7 million is recorded in research and development, $0.2 million is recorded in sales and marketing and $1.1 million is recorded in general and administrative. These adjustments are primarily the result of the impact of variable accounting due to the CVRs for ACLARA options assumed, and the recognition of expense for the value of CVRs related to ACLARA options that vested during the three months ended March 31, 2005. See “Contingent Value Rights” note below for further details.

In connection with the merger with ACLARA, the Company has taken actions to integrate and restructure the former ACLARA operations. We intend to relocate the ACLARA personnel and operations from the facility in Mountain View, California to our South San Francisco, California facilities in the second quarter of 2005. A restructuring accrual was established for the costs of vacating and subleasing the Mountain View facility including an estimate of the excess of our lease costs over our anticipated sublease income and for the anticipated severance costs for ACLARA employees whose employment is terminating as a result of the merger. Changes to the estimates of completing the currently approved restructuring plans, which were originally recorded in goodwill, will be recorded in goodwill for up to one year following the merger consummation date of December 10, 2004. After December 10, 2005, reductions to these estimates will be recorded as an adjustment to goodwill, while increases to the estimates will be recorded in our results of operations.

5. CONTINGENT VALUE RIGHTS

As part of the purchase consideration in the merger with ACLARA, the Company issued Contingent Value Rights to ACLARA stockholders and is obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. Each CVR represents the right to receive, on June 10, 2006, a potential cash payment, up to $0.88 per CVR, of the amount by which the then-current market value of ViroLogic common stock is less than $2.90 per share. Pursuant to the terms of the related agreement the determination of the current market value of ViroLogic common stock at that date will be based on a formula averaging trading prices during the 15 consecutive trading day period immediately prior to June 10, 2006. The first $0.50 per CVR of any such payment that is made must be made in cash, with the balance of up to $0.38 per CVR being payable, at the Company’s option, in cash, shares of ViroLogic common stock, or a combination of cash and ViroLogic common stock. In addition, holders of the assumed ACLARA options will have the right to receive shares of ViroLogic common stock and CVRs upon the exercise of the assumed option (or applicable cash payment, if any, upon exercise after June 10, 2006). If the current market value of ViroLogic common stock for each trading day in any 30 consecutive trading day period prior to the 18 month anniversary date of the effective time of the transaction is greater than or equal to $3.50, the CVRs will automatically extinguish and will no longer represent the right to receive any amount.

The Company recorded the initial liability under the CVRs based on the fair value of the liability at the closing date and will record adjustments to this liability based on changes in the fair value each quarter as non-operating income or expense in our statement of operations. As of the closing date of the merger, with respect to CVRs issued in respect of common stock outstanding and issuable in respect of assumed vested ACLARA stock options outstanding, the Company estimated fair value using a Black-Scholes based valuation of the underlying CVR securities of $0.66 per CVR, or $43.8 million in the aggregate. Subsequent to the closing of the merger, an active trading market has developed for the CVR securities and the liability was revalued at March 31, 2005 and December 31, 2004 based on the actual closing value of the CVRs on the OTC Bulletin Board of $0.31 and $0.23 per CVR, or $20.7 million and $15.3 million, respectively, in the aggregate. In addition, the Company will record an additional liability each quarter for additional CVRs related to assumed ACLARA stock options as they vest during each quarter. The Company recorded $0.1 million for additional CVRs related to the stock options assumed that vested during the quarter ended March 31, 2005.

6. COMMITMENTS AND CONTINGENCIES

At March 31, 2005, the Company leased a building with 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides the Company with an option to extend the term for an additional ten years. In addition, at March 31, 2005, the Company subleased approximately 27,000 square feet in South San Francisco, California. This sublease expires in December 2006 and provides the Company with an option to extend the term for one year.

As a result of the merger with ACLARA, the Company assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. This lease expires in July 2009. The Company expects to relocate the employees and operations from that facility to the South San Francisco facilities in the second quarter of 2005 and is currently seeking a subtenant for this space. Included in the table below is approximately $5.3 million of lease obligation related to this facility. The Company also assumed a loan agreement for leasehold improvements at an interest rate of 8.5% per annum. The loan matures on July 1, 2009 and the amount outstanding at March 31, 2005 was $0.4 million of which $0.1 million is included in current liabilities and $0.3 million is included in long-term liabilities.

In September 2004, the Company entered into a loan agreement of $0.5 million to finance its insurance premiums at an interest rate of 6.0% per annum. The loan matures in June 2005 and the amount outstanding at March 31, 2005 was $0.2 million included in current liabilities.

In March 2004, the Company terminated a lease for laboratory and office space of approximately 25,000 square feet in South San Francisco, California. Under the terms of the lease termination agreement, a charge of $433,000 was recorded and paid primarily related to the termination payment and the write-off of the net carrying value of the related leasehold improvements.

In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.3 million in 2005; $0.9 million in 2006; $1.5 million in 2007; $1.5 million in 2008; $1.6 million in 2009 and $2.4 million from 2010 to 2011.

As of March 31, 2005, future minimum payments, excluding the lease assignment guarantee described above, are as follows:

	Payments Due By Period				Total
	Less than 1 year	2-3 years	4-5 years	Thereafter
	(In thousands)
Operating leases	$2,972	$5,241	$3,508	$89	$11,810
Capital leases	32	32	8	—	72
Loans	288	202	159	—	649

Total	$3,292	$5,475	$3,675	$89	$12,531

In addition, the Company is obligated to pay dividends to the Series A preferred stockholders as discussed in the “Capital Stock” note below.

In connection with the merger with ACLARA, the Company issued CVRs to ACLARA stockholders and will issue CVRs to holders of ACLARA stock options upon future exercise of those options. Each CVR represents the right to receive, on June 10, 2006, a potential cash payment, up to $0.88 per CVR. The maximum aggregate amount payable by the Company under the CVRs is currently estimated to be approximately $60.4 million, based on 61.9 million CVRs issued in connection with our merger with ACLARA and 6.7 million CVRs related to assumed ACLARA stock options, assuming exercise of all such options. See “Contingent Value Rights” note to the financial statements for further discussion.

Contingencies

The Company has been informed by Bayer Diagnostics, or Bayer, that it believes the Company requires one or more licenses to patents controlled by Bayer in order to conduct certain of the Company’s current and planned operations and activities. The Company, in turn, believes that Bayer may require one or more licenses to patents controlled by the Company. Although the Company believes it does not need a license from Bayer for its HIV products, the Company is in discussions with Bayer concerning the possibility of entering into a cross-licensing or other arrangement, and believes that if necessary, licenses from Bayer would be available to the Company on commercial terms.

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

7. CAPITAL STOCK

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

Of the 1,625 shares issued in the financing, 249 shares remain outstanding as of March 31, 2005, and the remainder was converted into an aggregate of approximately 7.6 million shares of the Company’s common stock. As a result of the Company’s sale of Series C Preferred Stock in 2002, the conversion price of the Series A Preferred Stock and the exercise price of the warrants issued to the purchasers of the Series A Preferred Stock has each been reduced to $1.11. Accordingly, the 249 shares of Series A Preferred Stock outstanding are convertible into approximately 2.2 million shares of common stock. For the three months ended March 31, 2005, the Company received $4.2 million in proceeds from the exercise of warrants for approximately 3.8 million shares of common stock. In addition, the Company issued 1.4 million shares of common stock upon net warrant exercises. As of March 31, 2005, the outstanding warrants are exercisable for approximately 6.4 million shares of common stock.

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

The Company initially recorded the Series A Preferred Stock at its fair value on the date of issuance. In accordance with EITF Topic D-98: Classification and Measurement of Redeemable Securities (“EITF Topic D-98”), the Company has elected not to adjust the carrying value of the Series A Preferred Stock to the redemption value of such shares, since it is uncertain whether or when the redemption events described above will occur. Subsequent adjustments to increase the carrying value to the redemption value will be made when it becomes probable that such redemption will occur. As of March 31, 2005, the redemption value of the Series A Preferred Stock was $2.9 million.

Liquidation Preference

Upon a liquidation of the Company, the holders of the Series A Preferred Stock are entitled to receive an amount equal to $10,000 per share of Series A Preferred Stock plus all accrued and unpaid premiums thereon. Any assets remaining for distribution following the payment of the preferences to the holders of the Series A Preferred Stock shall be distributed to the holders of the common stock. As of March 31, 2005, the liquidation preference of the Series A Preferred Stock was $2.5 million.

8. RESTRUCTURING

In connection with the merger with ACLARA, the Company has taken actions to integrate and restructure the former ACLARA operations. We intend to relocate the ACLARA personnel and operations from the facility in Mountain View, California to our South San Francisco facilities in the second quarter of 2005. A restructuring accrual was established for the costs of vacating and subleasing the Mountain View facility including an estimate of the excess of the Company’s lease costs over the Company’s anticipated sublease income. The accrual established at the closing of the merger was $3.0 million, of which $1.3 million is recorded as current and $1.7 million is recorded as long-term. In addition, a restructuring accrual of $1.1 million was established for the anticipated severance costs for ACLARA employees whose employment is terminating as a result of the merger. Changes to the estimates of completing the currently approved restructuring plans, which were originally recorded in goodwill, will be recorded in goodwill for up to one year following the merger consummation date of December 10, 2004. After December 10, 2005, reductions to these estimates will be recorded as an adjustment to goodwill, while increases to the estimates will be recorded in the results of operations.

The following table sets forth an analysis of the components of the restructuring charges (in thousands):

	Abandonment of facilities	Severance	Total
Liabilities assumed in merger with ACLARA	$3,000	$1,054	$4,054
Amounts paid in cash	(24)	—	(24)

Balance at December 31, 2004	$2,976	$1,054	$4,030
Amounts paid in cash	$(118)	$(637)	$(755)

Balance at March 31, 2005	$2,858	$417	$3,275

Current portion	$1,271	$417	$1,688

Non-current portion	$1,587	$—	$1,587

Other Severance Costs

Following the Company’s merger with ACLARA, the Company entered into a severance agreement with a former executive and recorded a severance charge of $0.2 million in the statement of operations for the year ended December 31, 2004 of which $46,000 was paid as of March 31, 2005.

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

OVERVIEW

We are a life sciences company committed to advancing personalized medicine and improving patient outcomes through the development of innovative products that guide and target the most appropriate treatments. Through a comprehensive understanding of genetic structures and the biology and pathology of disease, we have pioneered and are developing molecular diagnostics and laboratory services that will:

•	enable physicians to better manage infectious diseases and cancers by providing the critical information that helps them prescribe personalized treatments for patients by matching the underlying molecular features of an individual patient’s disease to the drug expected to have maximal therapeutic benefit; and

•	enable pharmaceutical companies to develop new and improved anti-viral therapeutics and targeted cancer therapeutics while minimizing development costs by accelerating the progress of existing drugs in development through clinical trials.

Over the last several years, we have built a business based on the personalized medicine approach in HIV drug resistance testing. With our merger with ACLARA BioSciences, Inc., or ACLARA, in December 2004, we intend to leverage the experience and infrastructure we have built in the HIV market to the substantially larger market opportunity of cancer utilizing the proprietary eTag technology. We were incorporated in the state of Delaware in November 1995 and commenced commercial operations in 1999. Our revenues have grown in each year since the commencement of commercial operations as our tests for HIV drug resistance have been adopted more broadly. We have two sources of revenue related to HIV—from testing of patient samples and from testing services provided to pharmaceutical companies in their clinical trials. While our revenue from pharmaceutical companies in 2004 reflected the delay of a phase III clinical trial by a large pharmaceutical customer, this trial has now commenced and is expected to generate revenues in 2005. We expect to generate oncology-related revenues from similar sources with initial revenues from pharmaceutical companies expected in 2005. We currently expect to make our first oncology test available to patients in 2006, after completion of the transfer of the assays from the research setting into our CLIA certified laboratory and after sufficient clinical data has been generated.

We have incurred losses each year since inception. As of March 31, 2005, we had an accumulated deficit of approximately $195.1 million. We expect to incur additional operating losses at least through 2005 as we complete the development of the eTag technology, transfer the assays into the clinical laboratory, conduct clinical studies and develop the commercial infrastructure to support a commercial launch of our first oncology test.

MERGER WITH ACLARA BIOSCIENCES, INC.

On December 10, 2004, we completed our merger with ACLARA, a Delaware corporation, pursuant to an Agreement and Plan of Merger and Reorganization dated May 28, 2004 as amended on October 18, 2004, or the Merger Agreement. Under the terms of the Merger Agreement, each outstanding share of ACLARA common stock was exchanged for 1.7 shares of our common stock and 1.7 Contingent Value Rights, or CVRs. We issued 61.9 million shares of common stock valued at $1.94 per share. The fair value of our common stock utilized in determining the purchase price was derived using our average stock price for the period two days before through two days after the amended terms of the acquisition were agreed to and announced on October 19, 2004. The CVRs are governed by a Contingent Value Rights Agreement and are described in more detail in this Item 2 under the heading “Contingent Value Rights.” The transaction has been accounted for as a business combination and accordingly the assets acquired and liabilities assumed have been recorded at their respective fair values. We engaged independent valuation specialists to assist us in determining the fair values of the assets acquired and liabilities assumed. Such a valuation requires us to make significant estimates and assumptions, particularly with regard to the valuation of intangible assets.

CVRs issued in connection with the merger with ACLARA resulted in other non-operating expense of $5.3 million for the three months ended March 31, 2005, related to an unfavorable change in fair value of the estimated liability under the CVRs. In addition, during the three months ended March 31, 2005 we recorded a favorable adjustment to operating expense related to variable accounting for assumed ACLARA stock options with CVRs attached, deferred compensation amortization and CVR expenses related to vested options as follows: $0.7 million to research and development, $0.2 million to sales and marketing and $1.1 million to general and administrative.

In connection with our merger with ACLARA, we have taken actions to integrate and restructure the former ACLARA operations. We intend to relocate the ACLARA personnel and operations from the facility in Mountain View, California to our South San Francisco, California facilities in the second quarter of 2005. A restructuring accrual was established for the costs of vacating and subleasing the Mountain View facility including an estimate of the excess of our lease costs over our anticipated sublease income. The accrual established at the closing of the merger was $3.0 million, of which $1.3 million is recorded as current and $1.6 million is recorded as long-term at March 31, 2005. In addition, a restructuring accrual of $1.1 million was established for the anticipated severance costs for ACLARA employees whose employment is terminating as a result of the merger of which $.4 million was recorded as current at March 31, 2005. Changes to the estimates of completing the currently approved restructuring plans, which were originally recorded in goodwill, will be recorded in goodwill for up to one year following the merger consummation date of December 10, 2004. After December 10, 2005, reductions to these estimates will be recorded as an adjustment to goodwill, while increases to the estimates will be recorded in our results of operations.

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

Contingent Value Rights

As part of the purchase consideration in our merger with ACLARA, we issued Contingent Value Rights, or CVRs, to ACLARA stockholders and are obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. Each CVR represents the right to receive, on June 10, 2006, a potential cash payment, up to $0.88 per CVR, of the amount by which the then-current market value of ViroLogic common stock is less than $2.90 per share.

We recorded the initial liability under the CVRs based on the fair value of the liability at the closing date and will record adjustments to this liability based on changes in the fair value each quarter as non-operating income or expense in our statement of operations. As of the closing date of the merger, with respect to CVRs issued in respect of common stock outstanding and issuable in respect of assumed vested ACLARA stock options outstanding, we estimated fair value using a Black-Scholes based valuation of the underlying CVR securities of $0.66 per CVR, or $43.8 million in the aggregate. Because, subsequent to the closing of the merger, an active trading market has developed for the CVR securities, the liability was revalued at March 31, 2005 and December 31, 2004 based on the actual closing value of the CVRs on the OTC Bulletin Board of $0.31 and $0.23 per CVR, or $20.7 million and $15.3 million, respectively, in the aggregate. In addition, we will record an additional liability each quarter for additional CVRs related to assumed ACLARA stock options as they vest during each quarter. We recorded $0.1 million for additional CVRs related to the stock options assumed that vested during the three months ended March 31, 2005.

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

We conduct an annual impairment analysis to identify whether the carrying value of intangible assets including goodwill, developed product technology and capitalized patent costs, has been impaired. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business or legal factors; an adverse action or assessment by a regulator; and unanticipated competition or loss of key personnel. We concluded that there were no indicators of impairment as of December 31, 2004.

Revenue Recognition

Product revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payor programs, such as Medicare and Medicaid. Billings for services under third-party payor programs are included in revenue net of allowances for differences between the amounts billed and estimated receipts under such programs. We estimate these allowances based on historical payment information and current sales data. If the government and other third-party payors significantly change their reimbursement policies, an adjustment to the allowance may be necessary. Revenue generated from our database of resistance test results is recognized when earned under the terms of the related agreements, generally upon shipment of the requested reports. Contract revenue consists of revenue generated from National Institutes of Health, or NIH, grants, commercial assay development and other non-product revenue. NIH grant revenue is recorded on a reimbursement basis as grant costs are incurred. Our commercial and research collaborations, including eTag and oncology collaborations generally consist of assay development, assay services, reagents, license and system support. Revenue generated from these collaborations is recognized when earned under the terms of the related agreements, generally upon the completion of the assay development, delivery of the reagents or as services are performed. For commercial and research collaborations, we recognize non-refundable milestone payments received related to substantive at-risk milestones when performance of the milestone under the terms of the collaboration is achieved and there are no further performance obligations. The costs associated with contract revenue are included in research and development expenses. Deferred revenue relates to up front payments received in advance of meeting the revenue recognition criteria described above.

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

We recognize compensation expense for assumed ACLARA options based on the intrinsic value of the option in accordance with APB 25. The entitlement to CVRs upon exercise of those options causes an indeterminate exercise price for the optionee resulting in variable stock compensation accounting.

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

In December 2004, the FASB issued Statement 123R, “Share-Based Payment,” which requires public companies to measure compensation cost for all share-based payments (including employee stock options) at fair value. In April 2005, the SEC adopted a new rule which defers the compliance date of SFAS 123R until 2006 for calendar year companies such as ViroLogic. Consistent with the new rule, we will adopt SFAS 123R in the first quarter of 2006.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	(In thousands)
	2005	2004
Patient testing	$5,945	$5,774
Pharmaceutical company testing	2,908	2,866

Product revenue	8,853	8,640
Contract revenue	1,141	382

Total revenue	$9,994	$9,022

Revenue. Revenue was $10.0 million and $9.0 million for the three months ended March 31, 2005 and 2004, respectively. The increase of $1.0 million was primarily due to eTag and oncology collaborations with pharmaceutical companies and increased funding under NIH grants. We also experienced some growth in the HIV resistance testing market and demand for our PhenoSense HIV, PhenoSense GT and GeneSeq HIV products for patient and pharmaceutical testing. Contract revenue consists of revenue from eTag and oncology collaborations, NIH research grants, commercial assay development and other non-product revenue. In 2004, we were awarded one Small Business Innovation Research, or SBIR, grants from the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the NIH. In 2005, we were awarded one new SBIR grant from the NIAID. These grants will help support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics. We believe increased demand for existing and new products, including the use of our assays in clinical trials by pharmaceutical customers, will be the primary factors contributing to an increased level of sales in 2005 as compared to 2004. We expect to generate initial oncology-related revenues from pharmaceutical companies in 2005 and to make our first oncology test available to patients in 2006, after completion of the transfer of the assays from the research setting into our CLIA certified laboratory and after sufficient clinical data has been generated. We anticipate quarterly variations in revenue due to the timing of various clinical studies for pharmaceutical customers and the seasonal effects observed in patient testing.

Cost of product revenue. Cost of product revenue was $4.2 million and $4.4 million for the three months ended March 31, 2005 and 2004, respectively. Included in these costs are materials, supplies, labor and overhead related to product revenue. Gross margins increased to 52% in the first quarter of 2005 from 49% in the corresponding quarter of 2004. The increase was primarily due to improved operational efficiency and economies of scale. We anticipate that gross margin on product revenue will continue to improve as revenue increases and further operational efficiencies and economies of scale are achieved.

Research and development. Research and development costs were $4.1 million and $1.4 million for the three months ended March 31, 2005 and 2004, respectively. The increase of $2.7 million was due primarily to costs incurred related to oncology and eTag research and development programs, and additional costs incurred to support grants awarded, offset by a favorable adjustment of $0.7 million to stock based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period.

With the completion of our merger with ACLARA, we have expanded our business focus from infectious diseases to include both infectious diseases and oncology, and with the integration of the former ACLARA operations into our operations, our research and development expenditures have increased and will increase significantly in 2005 because of the full year impact of oncology related programs. In addition, we expect to incur additional expenses as we increase our expenditures on oncology programs in preparation for a planned introduction of commercial products. During 2005, we expect to incur expenses to transfer the eTag assays from the research setting to our CLIA certified clinical laboratory and to generate clinical data in support of a commercial launch of eTag assays. The successful development of our products is highly uncertain. Completion dates and research and development expenses can vary significantly for each product and are difficult to predict. For a more complete discussion of the risks and uncertainties associated with completing the development of products, see the “Risk Factors Related to Our Business” below.

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

	Three Months Ended March 31,
	2005	2004
	(In thousands)
NIH Grants:
HIV assays	$541	$278
HIV database	52	38
HCV assay	83	66
Commercial assay development and other projects	465	—

Total	$1,141	$382

Below is a summary of our products in development for HIV and other infectious diseases.

Infectious disease products in development	Status
Replication Capacity HIV, a measurement of fitness	In development(1)
PhenoSense HIV Entry and GeneSeq HIV Entry Assays, entry inhibitor assays	In development(2)
PhenoSense and GeneSeq HIV Integrase	In development(3)
PhenoSense HIV Vaccine Entry, an entry neutralization assay	In development(4)
PhenoSense HCV, a phenotypic hepatitis C test	In development(5)
GeneSeq HCV, a genotypic hepatitis C test	In development(5)

(1)	The Replication Capacity HIV assay is validated in our clinical laboratory and the test is currently made available, at no additional charge, to both pharmaceutical company customers and for patient testing. As clinical data is generated, this may be offered in the future as a standalone product for patient testing. With NIH grant funding, clinical data is being generated for this assay.
(2)	The PhenoSense HIV Entry Assay is validated for research purposes and is made available to pharmaceutical company customers. The GeneSeq HIV Entry Assay is in development. With NIH funding, additional development work is being conducted on these assays.
(3)	The PhenoSense and GeneSeq HIV Integrase assays are made available to pharmaceutical company customers. Development is ongoing.
(4)	The PhenoSense HIV Vaccine Entry assay is validated for research purposes and is made available to pharmaceutical company customers. Development has been ongoing and an NIH grant has been awarded in 2005 to continue the research and development related to the use of our assays in vaccine development.
(5)	GeneSeq HCV assay is validated for research use and along with the PhenoSense HCV assay is made available to pharmaceutical company customers. With NIH funding, additional development work is being conducted on these assays.

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

Sales and marketing. Sales and marketing expenses were $2.6 million and $2.0 million for the three months ended March 31, 2005 and 2004, respectively. The increase of $0.6 million was primarily attributable to the expansion of our sales force and increased marketing programs related to our products, offset by a favorable adjustment of $0.2 million to stock based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period. We expect sales and marketing expenses in 2005 to increase significantly from 2004 levels due to increase in sales and marketing activities related to our HIV products, initial management and other personnel and programs in preparation for the introduction of oncology products and to support business development efforts related to potential oncology pharmaceutical collaborations.

General and administrative. General and administrative expenses were $1.7 million and $2.0 million for the three months ended March 31, 2005 and 2004, respectively. The decrease of $0.3 million was due to a favorable adjustment of $1.1 million to stock based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period, offset by an increase in professional services and other administrative costs reflecting the increased scope of the Company’s operations. We expect general and administrative expenses in 2005 to increase from 2004 levels to support the administrative infrastructure required to support growth of the business.

Stock Based Compensation. In connection with our merger with ACLARA, we recorded a favorable adjustment related to variable accounting for assumed ACLARA stock options with CVRs attached, deferred compensation amortization and CVR expenses related to vested options during the three months ended March 31, 2005 as follows: $0.7 million to research and development, $0.2 million to sales and marketing and $1.1 million to general and administrative. These items are expected to continue to have an effect on results of operations in future quarters and this impact may be material.

In connection with our merger with ACLARA, $0.3 million of the purchase consideration was allocated to deferred compensation. Deferred compensation for options granted to employees is the difference between the exercise price and the deemed fair value for financial reporting purposes of our common stock on the date certain options were granted, is a component of stockholders’ equity and is amortized over the vesting period for the individual options. In the first quarter of 2005 and 2004, all new options were granted at fair value and no deferred compensation was recorded. We recorded amortization of deferred stock based compensation of $66,000 in the first quarter of 2005.

We expect that expenses will be impacted by stock based compensation primarily related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period, and in the first quarter of 2006 by the implementation of SFAS 123R which will require the recognition of expense for all stock options. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on, among other things, the levels of share-based payments granted in the future, the method of adoption and the option valuation method used.

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

Interest and other income, net. Interest income, net was $0.5 million and $10,000 for the three months ended March 31, 2005 and 2004, respectively. Variations in interest income, net are due to changes in our average cash balances and interest rates.

Contingent value rights revaluation. Our liability under the CVRs was recorded at the closing of the merger at fair value, estimated using a calculation based on a Black-Scholes valuation of the underlying CVR securities of $0.66 per CVR. Because subsequent to the closing of the merger, an active trading market had been established, this liability was revalued based on the actual closing price of the CVRs on the OTC Bulletin Board, or $0.31 per CVR at March 31, 2005. This revaluation led to a $5.3 million unfavorable adjustment to the liability and is reflected as non-operating expense in the statement of operations. Further revaluations will be performed each quarter while the CVRs remain outstanding. These revaluations will be based on the then market value of the CVRs on the OTC Bulletin Board which renders the potential revaluation amounts highly unpredictable.

Preferred stock dividend. We recorded a preferred stock dividend of $86,000 and $68,000 for the three months ended March 31, 2005 and 2004, respectively. The Series A Preferred Stock issued in 2001 bore an initial 6% annual dividend rate, payable twice a year in shares of common stock, which increased to an 8% annual rate on the fourth such payment, and then increased by 2 percentage points every six months thereafter up to a maximum annual rate of 14%.

LIQUIDITY AND CAPITAL RESOURCES

We expect our available cash and cash equivalents, short-term investments and short-term restricted cash of $74.9 million at March 31, 2005, funds provided by the sale of our products, contract revenue, and borrowing under equipment financing arrangements will be adequate to fund our operations through at least December 31, 2005.

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

Net cash used in operating activities was $2.5 million for the three months ended March 31, 2005. Net cash provided by operating activities was $442,000 for the corresponding period in 2004. Cash flows from operating activities can vary significantly due to various factors including changes in accounts receivable, accrued liabilities and deferred revenue related to new arrangements with customers. The average collection period of our accounts receivable as measured in days sales outstanding can vary and is dependent on various factors, including the type of revenue (i.e. patient testing, pharmaceutical company testing or contract revenue), the payment terms related to that revenue, and whether the related revenue was recorded at the beginning or ending of a period.

Net cash provided by investing activities of $0.2 million for the three months ended March 31, 2005 resulted primarily from proceeds from maturities and sales of short-term investments offset by payment of transaction costs related to our merger with ACLARA of $4.7 million, capital expenditures of $0.9 million and costs associated with acquiring other assets. Net cash used in investing activities of $11,000 for the corresponding period in 2004 resulted primarily from capital expenditures of $0.2 million and costs associated with acquiring other assets of $0.1 million, offset by $0.3 million in proceeds from maturities and sales of short-term investments.

Net cash provided by financing activities of $4.5 million for the three months ended March 31, 2005 resulted primarily from $4.2 million in proceeds from the exercise of warrants for approximately 3.8 million shares of common stock, offset by payments on loans and capital lease obligations. Net cash used in financing activities of $0.1 million for the three months ended March 31, 2004 resulted primarily from payments on loans and capital lease obligations.

At March 31, 2005, the Company leased a building with 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides the Company with an option to extend the term for an additional ten years. In addition, at March 31, 2005, the Company subleased approximately 27,000 square feet in South San Francisco, California. This sublease expires in December 2006 and provides the Company with an option to extend the term for one year.

As a result of the merger with ACLARA, the Company assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. This lease expires in July 2009. The Company expects to relocate the employees and operations from that facility to the South San Francisco facilities in the second quarter of 2005 and is currently seeking a subtenant for this space. Included in the table below is approximately $5.3 million of lease obligation related to this facility. The Company also assumed a loan agreement for leasehold improvements at an interest rate of 8.5% per annum. The loan matures on July 1, 2009 and the amount outstanding at March 31, 2005 was $0.4 million of which $0.1 million is included in current liabilities and $0.3 million is included in long-term liabilities.

In September 2004, the Company entered into a loan agreement of $0.5 million to finance its insurance premiums at an interest rate of 6.0% per annum. The loan matures in June 2005 and the amount outstanding at March 31, 2005 was $0.2 million included in current liabilities.

In March 2004, the Company terminated a lease for laboratory and office space of approximately 25,000 square feet in South San Francisco, California. Under the terms of the lease termination agreement, a charge of $433,000 was recorded and paid primarily related to the termination payment and the write-off of the net carrying value of the related leasehold improvements.

In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.3 million in 2005; $0.9 million in 2006; $1.5 million in 2007; $1.5 million in 2008; $1.6 million in 2009 and $2.4 million from 2010 to 2011.

At March 31, 2005, future minimum payments, excluding the lease assignment guarantee described above, are as follows:

	Payments Due By Period				Total
	Less than 1 year	2-3 years	4-5 years	Thereafter
	(In thousands)
Operating leases	$2,972	$5,241	$3,508	$89	$11,810
Capital leases	32	32	8	—	72
Loans	288	202	159	—	649

Total	$3,292	$5,475	$3,675	$89	$12,531

In addition, the Company is obligated to pay dividends to the Series A preferred stockholders. See “Capital Stock” note to the financial statements for further discussion.

In connection with the merger with ACLARA, the Company issued CVRs to ACLARA stockholders and will issue CVRs to holders of ACLARA stock options upon future exercise of those options. Each CVR represents the right to receive, on June 10, 2006, a potential cash payment, up to $0.88 per CVR. The maximum aggregate amount payable by the Company under the CVRs is currently estimated to be approximately $60.4 million, based on 61.9 million CVRs issued in connection with our merger with ACLARA and 6.7 million CVRs related to assumed ACLARA stock options, assuming exercise of all such options. See “Contingent Value Rights” note to the financial statements for further discussion.

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

We anticipate that in 2005, we will incur capital expenditures of approximately $1 million to expand and reconfigure our South San Francisco, California, facilities to accommodate our oncology operations, including the personnel and equipment to be relocated from ACLARA’s former facility in Mountain View, California. While we do not currently have any additional material commitments or plans for future capital expenditures and currently expect our existing facilities to be adequate for our anticipated business level in 2005, we expect that we may have additional requirements for facilities and capital expenditures in the future as we expand our clinical laboratory to accommodate commercial availability of eTag assays for oncology, potentially establish an FDA compliant manufacturing facility and make our HIV and oncology assays available globally in support of drugs for which our tests may be important diagnostics.

We believe that our current cash, cash equivalents, marketable investment balances and short-term restricted cash, which together totaled $74.9 million at March 31, 2005 and funding that may be received from customers will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures at least through December 31, 2005. After that time, we cannot be certain that additional funding, if required, will be available on acceptable terms, or at all. From time to time, we may consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, with the goal of further developing our business and maximizing stockholder value. Such transactions, if any, could materially affect our future liquidity and capital resources. We may need to obtain additional funding by entering into new collaborations and strategic partnerships to enable us to develop and commercialize our products. Even if we receive funding from future collaborations and strategic partnerships, we may need to raise additional capital in the public equity markets, through private equity financing or through debt financing. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R “Share Based Payment”, or SFAS 123R. This statement is a revision to SFAS 123 and supersedes Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. In April 2005, the SEC adopted a new rule which defers the compliance date of SFAS 123R until 2006 for calendar year companies such as ViroLogic. Consistent with the new rule, we will adopt SFAS 123R in the first quarter of 2006.

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

RISK FACTORS RELATED TO OUR BUSINESS

Except for the historical information contained or incorporated by reference, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and throughout this report . Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock and/or contingent value rights.

We have not achieved profitability and both we and ACLARA had recent and anticipated continuing losses, which may cause our stock price to fall.

Prior to our merger with ACLARA, both we and ACLARA have experienced significant losses each year since inception, and we expect to incur additional losses following our merger. We have experienced losses applicable to common stockholders of $7.4 million and $1.3 million for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005, we had an accumulated deficit of approximately $195.1 million. ACLARA experienced net losses of approximately $12.7 million in the nine-month period ended September 30, 2004, $20.0 million, and $37.2 million for the years ended December 31, 2003 and 2002, respectively. As of September 30, 2004, ACLARA had an accumulated deficit of $175.7 million. We expect to continue to incur losses, primarily as a result of expenses related to:

•	expanding patient and pharmaceutical company sample processing capabilities;

•	research and product development costs, including the continued development and validation of the eTag technology and products based on that technology;

•	clinical studies to validate the effectiveness of eTag assays as tests for responsiveness of cancer patients to particular cancer therapies;

•	sales and marketing activities related to existing and planned products, including the development of a sales organization focused on the oncology market;

•	additional clinical laboratory and research space and other necessary facilities;

•	costs of assimilating the ACLARA organization and technology;

•	general and administrative costs;

•	potential charges related to marking to market the liability for the CVRs;

•	charges for stock based compensation related to assumed ACLARA options and the related CVRs issuable upon their exercise; and

•	charges for stock based compensation resulting from the implementation of SFAS 123R in the first quarter of 2006.

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

Under the terms of the contingent value rights, we are obligated to make a payment to the holders of contingent value rights on June 10, 2006 if the average volume weighted mean of the sales prices of our common stock for the 15 trading days prior to June 10, 2006 is less than $2.90 (unless the CVRs have been automatically extinguished earlier, in accordance with their terms). The maximum aggregate amount payable by us under the contingent value rights is currently estimated to be approximately $54.5 million, based on approximately 36 million shares of ACLARA common stock outstanding as of the date our merger with ACLARA closed. If this total amount becomes due, we must pay the first $31 million in cash, and may, at our option, pay the $23.5 million balance in cash, shares of our common stock or a combination of the two. If we are required to make the maximum payment under the CVRs, totaling approximately $54.5 million, we may have insufficient cash balances to make this entire payment in cash, and if we did have sufficient cash balances and elected to make the entire payment in cash our liquidity would be significantly and adversely affected. If we elected to make a portion of any CVR payment in shares of our common stock, existing stockholders could suffer significant dilution of their ViroLogic holdings. In addition, the maximum amount payable under the CVRs will increase by $5.9 million if all assumed ACLARA stock options are exercised. We can make no assurances as to the timing or extent of any option exercise activity.

If the conditions requiring us to make payments to the holders of contingent value rights are satisfied and all assumed ACLARA options are exercised, we would be required to pay up to approximately $60.4 million, which would result in a decrease in liquidity, which may adversely impact our ongoing business.

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

We estimate that relocation of ACLARA’s former operations into our South San Francisco, California, facilities will be completed in the second quarter of 2005. We expect that the development and commercialization of the propriety eTag assays for use in clinical trials by pharmaceutical and biotechnology customers could exceed one year. In addition, we expect to commercialize clinical assays for diagnostic use in patient testing, upon the successful completion of product development and automation for high throughput, validation of these assays in a CLIA-certified laboratory format, attainment of clinical validation through clinical trials, which could also exceed one year, and successful leveraging of research and development planned to be expended on clinical assays for use in clinical trials by pharmaceutical and biotechnology companies. The completion of these research and development activities is subject to a number of risks and uncertainties including the extent of clinical trials required for regulatory and marketing purposes, the timing and results of clinical trials, failure to validate the technology in clinical trials and failure to achieve necessary regulatory approvals. These factors make it impossible to predict with any degree of certainty the costs and timing of completing the development of commercial products.

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

As a result of our merger with ACLARA, we assumed approximately 35 employees, of 55 employees based at ACLARA’s facility in Mountain View, California before the merger. Currently, our total number of employees is approximately 250. Our proposed testing products using ACLARA’s eTag technology and our commercialization infrastructure have not yet been developed, and the two will need to be integrated as a necessary part of the development process. We do not have experience in commercializing testing products for use in the oncology field. We will face challenges inherent in efficiently managing an increased number of employees and addressing new markets, including the need to implement appropriate systems, policies, benefits and compliance programs.

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

If the benefits of our merger with ACLARA are not achieved, our financial results, including earnings (loss) per common share, could be adversely affected. In accordance with United States generally accepted accounting principles, we have accounted for the merger as a business combination. We have allocated the total purchase price to the acquired net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of completion of the merger, and have recorded the excess of the purchase price over those fair values as goodwill. We will incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with our merger with ACLARA, although this is not currently expected to be significant. In addition, to the extent the value of goodwill or intangible assets become impaired, we may be required to incur material charges relating to the impairment of those assets. The additional charges could adversely affect our financial results, including earnings (loss) per common share, which could cause the market price of our common stock to decline.

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

Our stockholders will experience substantial additional dilution if our shares of preferred stock or related warrants are converted into or exercised for shares of common stock. As of March 31, 2005, our outstanding shares of preferred stock and related warrants were convertible into or exercisable for up to an aggregate of 8,639,094 shares of our common stock, or approximately 7% of the number of shares of common stock outstanding.

As of March 31, 2005, we had 121,598,120 shares of common stock outstanding after our merger with ACLARA. However, as of March 31, 2005, we also had outstanding the following shares of preferred stock and related warrants:

•	249 shares of Series A Redeemable Convertible Preferred Stock, or Series A Preferred Stock, convertible into 2,243,243 shares of common stock (not including the conversion of accrued but unpaid premiums); and

•	warrants issued to the purchasers of ViroLogic preferred stock in connection with ViroLogic preferred stock financings to purchase 6,395,851 shares of common stock at a weighted average exercise price of $1.20 per share.

We will not receive payment or other consideration for the issuance of shares of common stock upon conversion of the Series A Preferred Stock. Most of the warrants listed above have net exercise provisions, which, if elected as the method of exercise by the holder of the warrant, cause us to not receive cash consideration for the issuance of shares of common stock upon exercise. Together, the common shares reserved for issuance upon conversion of the Series A Preferred Stock and upon exercise of the warrants referenced above represented approximately 8,639,094 shares of our common stock, or 7% of the shares of our common stock outstanding on March 31, 2005. All of these shares are issuable for an approximate weighted-average effective price of $1.18 per share.

Also, the number of shares of common stock that we may be required to issue upon conversion of the Series A Preferred Stock and exercise of certain of these warrants can increase substantially upon the occurrence of several events, including if:

•	we issue shares of stock (with certain exceptions) for an effective price less than the conversion price of the Series A Preferred Stock or the warrants (each $1.11 as of March 31, 2005);

•	we fail to have sufficient shares of common stock reserved to satisfy conversions, exercises and other issuances;

•	we fail to honor requests for conversion, or notify any holder of Series A Preferred Stock of our intention not to honor requests for conversion;

•	we fail to issue shares upon exercise of the warrants; or

•	we fail to redeem any shares of Series A Preferred Stock when required.

We are also obligated to issue additional shares of common stock every six months to the holders of the Series A Preferred Stock as “premium payments.” As of March 31, 2005, these issuances totaled approximately 300 shares of common stock for every share of Series A Preferred Stock outstanding at the time the issuance is made. All of the previous share totals are based upon an assumed stock price of $2.39, which reflects the closing price of our common stock on the Nasdaq National Market on March 31, 2005, but the actual number of shares issued will be based upon our stock price from time to time as of the payment dates. If the 249 shares of the Series A Preferred Stock outstanding as of March 31, 2005 were to remain outstanding for five years, we will be required to issue as premium payments an additional 660,000 shares of common stock (again based on an assumed stock price of $2.39) to holders of the Series A Preferred Stock. We will not receive payment or other consideration for these issuances.

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

Holders of Series A Preferred Stock have the right, under certain circumstances, to require us to redeem for cash all of the preferred stock that they own. The redemption price for the Series A Preferred Stock is the greater of (i) 115% of the original purchase price plus 115% of any accrued premium payment thereon and (ii) the aggregate fair market value of the shares of common stock into which such shares of Series A Preferred Stock are then convertible. As of March 31, 2005, there were 249 shares of Series A Preferred Stock outstanding, with an aggregate redemption price equal to approximately $2.9 million.

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

Government and third-party payors are attempting to contain or reduce the costs of healthcare and are challenging the prices charged for medical products and services. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare products. This could in the future limit the price that we can charge for our products or cause fluctuations in reimbursement rates for our products. This could hurt our ability to generate revenues. Significant uncertainty exists as to the reimbursement status of new medical products like the products we are currently developing and that we expect to develop, particularly if these products fail to show demonstrable value in clinical studies. If government and other third-party payors do not continue to provide adequate coverage and reimbursement for our testing products or do not authorize reimbursement for our planned products, our revenues will be reduced.

Billing complexities associated with health care payors could impair our cash flow and limit our ability to reach profitability.

Billing for laboratory services is complex. Laboratories must bill various payors, such as Medicare, Medicaid, insurance companies, doctors, employer groups and patients, all of whom have different requirements. For the years ended December 31, 2004 and 2003, approximately 31% and 29%, respectively, of our revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. Medicare and Medicaid represented 29% and 35% of gross accounts receivable balance at March 31, 2005 and December 31, 2004, respectively. Billing difficulties often result in a delay in collecting, or ultimately an inability to collect, the related receivable. This impairs cash flow and ultimately reduces profitability if we are required to record bad debt expense and/or contractual adjustments for these receivables. We recorded bad debt expense of $0.3 million and $0.1 million for the years ended December 31, 2004 and 2003, respectively.

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

Our revenues to date consist, and for 2005 are anticipated to consist, largely of sales of PhenoSense products. For the years ended December 31, 2004 and 2003, Quest Diagnostics Incorporated, represented 12% and 9%, respectively, of our total revenue. The agreement with Quest expired in April 2005, but the parties continue to operate pursuant to its pricing terms temporarily while we negotiate a renewal. We cannot assure you that the agreement with Quest will be renewed on commercially acceptable terms or that Quest will be an effective partner in commercialization of any of our products. For the years ended December 31, 2004 and 2003, approximately 31% and 29%, respectively, of our revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. Gross accounts receivable balances from Medicare and Medicaid represented 29% and 35% of gross accounts receivable balance at March 31, 2005 and December 31, 2004, respectively. It is likely that we will have significant customer concentration in the future. The loss of any major customer, a slowdown in the pace of increasing physician and physician group sales as a percentage of sales, or the delay of significant orders from any significant customer, even if only temporary, could have a significant negative impact on our revenues and our ability to fund operations from revenues, generate cash from operations or achieve profitability.

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

We license technology from Roche that we use in our PhenoSense and GeneSeq tests. We hold a non-exclusive license for the life of the patent term of the last licensed Roche patent. We believe that the last Roche patent expired in March of 2005 and were notified by Roche that the license was therefore terminated but advised us that additional licenses may be necessary. We are in the process of reviewing whether additional patients are necessary or useful for our operations. We believe such licenses are available on commercial terms.

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

With respect to our viral disease portfolio, we currently have 36 issued patents and 136 pending applications for additional patents, including international counterparts to our U.S. patents. With respect to our potential oncology products and eTag technology, we currently have approximately 142 granted, allowed, issued and pending patent applications in the United States and in other countries, including 15 issued or allowed patents. We have 134 granted, allowed, issued and pending patent applications in the United States and in other countries, including 58 issued or allowed patents, relating to the historic microfluidics business of ACLARA. We have licensed seven patents under the Roche license discussed above. These patents cover a broad range of technology applicable across our entire current and planned product line. We have also licensed certain technology from Third Wave Technologies.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell our products and use our proprietary technologies without infringing the proprietary rights of others. Companies in our industry typically receive a higher than average number of claims and threatened claims of infringement of intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the fields in which we are selling and/or developing or expect to sell and/or develop products. We may be exposed to future litigation by third parties based on claims that our products, technologies or activities infringe the intellectual property rights of others. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our products or technologies may infringe. There also may be existing patents, of which we are not aware, that our products or technologies may inadvertently infringe. Further, there may be issued patents and pending patent applications in fields relevant to our business, of which we may become aware from time to time, that we believe we do not infringe or that we believe are invalid or relate to immaterial portions of our overall business. We will not be able to assure you that third parties holding any of these patents or patent applications will not assert infringement claims against us for damages or seeking to enjoin our activities. We will also not be able to assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor. Third parties have from time to time threatened to assert infringement or other intellectual property claims against us based on our patents or other intellectual property rights or informed us that they believe we required one or more licenses in order to perform certain of our tests. For instance, we have been informed by Bayer Diagnostics, or Bayer, that it believes we require one or more licenses to patents controlled by Bayer in order to conduct certain of our current and planned operations and activities. We, in turn, believe that Bayer may require one or more licenses to patents controlled by us. Although we believe we do not need a license from Bayer for our HIV products, we are in discussions with Bayer concerning the possibility of entering into a cross-licensing or other arrangement, and believe that if necessary, licenses from Bayer would be available to us on commercial terms. However, in the future, we may have to pay substantial damages, possibly including treble damages, for infringement if it is ultimately determined that our products infringe a third party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit will take significant time, and may be expensive and divert management attention from other business concerns.

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

We have historically used stock options and other forms of equity-related incentives as a key component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us. The Financial Accounting Standards Board has issued changes to the U.S. generally accepted accounting principles that will require us to record a charge to earnings for employee stock option grants and other option plans as of the first fiscal year that begins after June 15, 2005. Moreover, applicable stock exchange listing standards related to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future, which may result in changes in our equity compensation strategy. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees, and such a change in accounting rules may adversely impact our future financial condition and operating results.

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

Following our merger with ACLARA, approximately 34% of our common stock is beneficially held by a small number of stockholders including our directors, our executive officers, and our greater than 5 percent stockholders. The most significant of these stockholders in terms of beneficial ownership are Perry Corp., Deutsche Bank AG, Tang Capital Partners, Sharat Singh and William Young. In addition, our Series A Preferred Stock is held by a small number of stockholders, some of whom also own shares of our common stock and could acquire significant additional shares of our common stock by converting shares of preferred stock. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control of ViroLogic at a premium price if these stockholders oppose it. There are also certain approval rights of the Series A Preferred Stock, and the few holders of those shares could prevent certain important corporate actions by not approving those actions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principle if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investments as of March 31, 2005 would have potentially declined by approximately $0.6 million.

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

PART II

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On January 3, 2005, we issued 23,200 shares of our common stock with a market value of $59,000 as of the date of such issuance as a dividend on certain outstanding shares of Series A Preferred Stock. We received no consideration in connection with such issuance. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

On March 24, 2005, we issued 395,875 shares of our common stock and on March 25, 2005, we issued 25,041 shares of our common stock to holders of our warrants upon the net exercise of the warrants by these holders. For these issuances, we relied on the exemption provided by Section 4(2) of the Securities Act.

On March 27, 2005, we issued 50,217 shares of our common stock with a market value of $115,000 as of the date of such issuance as a dividend on certain outstanding shares of Series A Preferred Stock. We received no consideration in connection with such issuance. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

(b)	None.

(c)	None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Caption
10.38	ViroLogic, Inc. 2005 Bonus Plan Description

10.39	ViroLogic, Inc. Non-Employee Director Cash Compensation Arrangements

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on May 10, 2005.

ViroLogic, Inc.

By:	/s/ William D. Young
William D. Young
Chief Executive Officer
(On Behalf of the Registrant)

/s/ Alfred G. Merriweather
Alfred G. Merriweather
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBITS INDEX

Exhibit Number	Caption
10.38	ViroLogic, Inc. 2005 Bonus Plan Description

10.39	ViroLogic, Inc. Non-Employee Director Cash Compensation Arrangements

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.