Form 10-Q
period 2005-06-30
VIROLOGIC INC
filed 2005-08-08
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of August 1, 2005 there were 126,339,612 shares of the registrant’s common stock outstanding.

VIROLOGIC, INC.

VIROLOGIC, INC.

CONDENSED BALANCE SHEETS

( In thousands, except per share data )

	June 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,430	$6,027
Short-term investments	64,487	72,821
Restricted cash	50	350
Accounts receivable, net	6,723	7,251
Prepaid expenses	1,024	838
Inventory	1,104	1,059
Other current assets	833	584

Total current assets	83,651	88,930

Property and equipment, net	9,036	8,369
Goodwill	9,927	8,282
Other assets	2,159	2,054

Total assets	$104,773	$107,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,833	$3,222
Accrued compensation	2,099	1,697
Accrued liabilities	3,749	6,993
Current portion of restructuring costs	2,084	2,519
Deferred revenue	2,011	546
Current portion of loans payable and capital lease obligations	88	490
Contingent value rights	16,659	—

Total current liabilities	28,523	15,467

Long-term portion of restructuring costs	2,420	1,710
Contingent value rights	—	15,269
Other long-term liabilities	641	706
Redeemable Series A convertible preferred stock, $0.001 par value, designated by series, none and 249 shares authorized, issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	1,810
Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value, 5,000,000 and 4,999,751 shares authorized, designated by series, none issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 126,337,123 and 116,034,527 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	126	116
Additional paid-in capital	267,929	260,591
Accumulated other comprehensive loss	(337)	(57)
Deferred compensation	(155)	(275)
Accumulated deficit	(194,374)	(187,702)

Total stockholders’ equity	73,189	72,673

Total liabilities and stockholders’ equity	$104,773	$107,635

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Product revenue	$11,005	$8,734	$19,858	$17,374
Contract revenue	1,409	493	2,550	875

Total revenue	12,414	9,227	22,408	18,249

Operating costs and expenses:
Cost of product revenue	4,788	4,475	9,000	8,891
Research and development	5,049	1,600	9,155	2,993
Sales and marketing	3,365	2,784	5,928	4,742
General and administrative	3,155	1,750	4,857	3,830
Lease termination charge	—	—	—	433

Total operating costs and expenses	16,357	10,609	28,940	20,889

Operating loss	(3,943)	(1,382)	(6,532)	(2,640)

Interest and other income, net	569	11	1,104	21
Contingent value rights revaluation	4,062	—	(1,244)	—

Net income/(loss)	688	(1,371)	(6,672)	(2,619)
Preferred stock dividend	(76)	(77)	(162)	(145)

Net income/(loss) applicable to common stockholders	$612	$(1,448)	$(6,834)	$(2,764)

Net income/(loss) applicable to common stockholders per common share:
Basic	$—	$(0.03)	$(0.06)	$(0.05)

Diluted	$—	$(0.03)	$(0.06)	$(0.05)

Weighted-average shares used in computing net income/(loss) applicable to common stockholders per common share:
Basic	122,815	53,494	120,099	53,376

Diluted	129,087	53,494	120,099	53,376

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net loss	(6,672)	$(2,619)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Contingent value rights revaluation	1,244	—
Depreciation and amortization	1,652	1,375
Stock-based compensation expense/(adjustment)	(1,391)	36
Provision for doubtful accounts	378	116
Loss on disposal of property and equipment	15	108
Change in assets and liabilities:
Accounts receivable	150	191
Prepaid expenses	(186)	101
Inventory	(45)	364
Other current assets	(249)	19
Accounts payable	(1,231)	332
Accrued compensation	402	137
Accrued liabilities	1,406	418
Accrued restructuring costs	(1,370)	—
Deferred revenue	1,465	447
Contingent value rights liability	146	—
Other long-term liabilities	(65)	(3)

Net cash provided by/(used in) operating activities	(4,351)	1,022

INVESTING ACTIVITIES:
Purchases of short-term investments	(25,332)	(4)
Maturities and sales of short-term investments	33,386	290
Capital expenditures	(2,334)	(447)
Restricted cash	300	100
Transaction costs related to merger	(4,689)	(389)
Other assets	(105)	(247)

Net cash provided by/(used in) investing activities	1,226	(697)

FINANCING ACTIVITIES:
Principal payments on loans payable and capital lease obligations	(402)	(373)
Proceeds from issuance of common stock	6,930	371

Net cash provided by/(used in) financing activities	6,528	(2)

Net increase in cash and cash equivalents	3,403	323
Cash and cash equivalents at the beginning of the period	6,027	8,893

Cash and cash equivalents at the end of the period	$9,430	$9,216

See accompanying notes to Condensed Financial Statements.

VIROLOGIC, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared by ViroLogic, Inc., also referred to as the Company, we, us, or our, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other future periods. Certain prior year amounts have been reclassified to be consistent with current year presentation. The condensed balance sheet as of December 31, 2004 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Company estimates the fair value of stock options and stock purchase rights at the date of grant using the Black-Scholes option valuation model with the following assumptions for the three and six months ended June 30, 2005 and 2004: risk-free interest rate of 3.72% and 2.8% in 2005 and 2004, respectively; a weighted-average expected life of stock options from grant date of four years; a weighted-average expected stock purchase right of six months; volatility factor of the expected market price of ViroLogic’s common stock of 100%; and a dividend yield of zero.

VIROLOGIC, INC.

For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of the stock options and stock purchase rights are amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income/(loss):
As reported	$688	$(1,371)	$(6,672)	$(2,619)
Add/(deduct):
Stock-based compensation adjustment included in reported net income/(loss)	666	—	(1,430)	—
Deduct:
Stock-based compensation expense for employee awards determined under SFAS 123	(876)	(863)	(1,641)	(1,392)

Pro forma net income/(loss)	478	(2,234)	(9,743)	(4,011)
Preferred stock dividend	(76)	(77)	(162)	(145)

Pro forma income/(loss) applicable to common stockholders	$402	$(2,311)	$(9,905)	$(4,156)

Net income/(loss) per common share, basic:
As reported	$—	$(0.03)	$(0.06)	$(0.05)

Pro forma	$—	$(0.04)	$(0.08)	$(0.08)

Net income/(loss) per common share, diluted:
As reported	$—	$(0.03)	$(0.06)	$(0.05)

Pro forma	$—	$(0.04)	$(0.08)	$(0.08)

The Company accounts for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued over their service periods, which approximates the vesting period. Stock-based compensation expense for non-employees were $19,000 and $24,000 for the three months ended June 30, 2005 and 2004, respectively, and $38,000 and $36,000 for the six months ended June 30, 2005 and 2004, respectively.

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

VIROLOGIC, INC.

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

2. INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. If inventory costs exceed expected market value due to obsolescence or lack of demand, reserves are recorded for the difference between the cost and the market value. These reserves are based on estimates. Inventory consists of the following:

	June 30, 2005	December 31, 2004
	(In thousands)
Raw materials	$643	$658
Work in process	461	401

Total	$1,104	$1,059

3. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on our available-for-sale securities, which are reported separately in stockholders’ equity, are included in accumulated other comprehensive income (loss). Comprehensive income (loss) and its components are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net income/(loss)	$688	$(1,371)	$(6,672)	$(2,619)
Changes in unrealized income/(loss) on securities available-for-sale	119	(1)	(280)	(1)

Comprehensive income/(loss)	$807	$(1,372)	$(6,952)	$(2,620)

4. INCOME/(LOSS) PER COMMON SHARE

Basic income/(loss) per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented. Diluted income/(loss) per common share gives effect to the dilutive impact of potential common shares which consists of convertible preferred stock (using the as-if converted method), stock options under our employee stock options plan and warrants (using the treasury stock method). Potentially dilutive securities have been excluded from the diluted net income/(loss) applicable to common stockholders per common share calculation as such securities have an anti-dilutive effect.

VIROLOGIC, INC.

The following table presents the calculation of basic and diluted net income/(loss) applicable to common stockholders per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Numerator:
Net income/(loss) applicable to common stockholders	$612	$(1,448)	$(6,834)	$(2,764)

Denominator:
Weighted average common shares used to calculate basic net income/(loss) applicable to common stockholders per share	122,815	53,494	120,099	53,376
Effect of dilutive securities:
Stock options and equivalents	3,636	—	—	—
Warrants	2,636	—	—	—

Weighted average common shares used to calculate diluted net income/(loss) applicable to common stockholders per share	129,087	53,494	120,099	53,376

Net income/(loss) applicable to common stockholders per common share:
Basic	$—	$(0.03)	$(0.06)	$(0.05)

Diluted	$—	$(0.03)	$(0.06)	$(0.05)

Convertible preferred stock convertible into approximately 2.1 million shares of common stock, using the as-if-converted method, have been excluded from the computation of diluted earnings per share due to their anti-dilutive effect. Additionally, stock options and warrants to purchase approximately 4.3 million and 73,000 shares of common stock, respectively, were outstanding during the three months ended June 30, 2005 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of our common stock during the period; therefore, their effect was anti-dilutive.

5. MERGER WITH ACLARA BIOSCIENCES, INC.

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

$177,960

VIROLOGIC, INC.

The purchase consideration has been preliminarily allocated based on an estimate of the fair value of assets acquired and liabilities assumed, as follows (in thousands):

Tangible assets acquired:
Cash and cash equivalents	$2,118
Short-term investments	72,728
Accounts receivable, inventory and other current assets	827
Property and equipment	2,054
Other long-term assets	100
Restructuring accrual	(5,699)
Other current liabilities	(4,883)
Other long-term liabilities	(311)

		$66,934
Deferred compensation related to unvested ACLARA options assumed		299
Intangible assets acquired:
Developed product technology	200
In-process research and development	100,600
Goodwill	9,927	110,727

		$177,960

In connection with the merger with ACLARA, the Company has taken actions to integrate and restructure the former ACLARA operations. We relocated the ACLARA personnel and operations from a former ACLARA facility in Mountain View, California to our South San Francisco, California facilities in the second quarter of 2005. A restructuring accrual was established for the costs of vacating and subleasing the Mountain View facility including an estimate of the excess of our lease costs over our anticipated sublease income and for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. During the second quarter of 2005, we increased the restructuring accrual by $1.6 million due to a delay in vacating and subleasing the Mountain View facility. This change to the estimate of completing the currently approved restructuring plans, which were originally recorded in goodwill, has increased goodwill to $9.9 million, as of June 30, 2005. Any additional changes to these estimates for up to one year following the merger consummation date of December 10, 2004 will also be recorded in goodwill. After December 10, 2005, reductions to these estimates will be recorded as an adjustment to goodwill, while increases to the estimates will be recorded in our results of operations.

The merger with ACLARA resulted in non-cash items being recorded in the statement of operations for the three and six months ended June 30, 2005. For the three months ended June 30, 2005, other non-operating income includes $4.1 million related to a favorable change in estimated fair value of the liability under the CVRs, and operating expenses include $0.7 million of net unfavorable stock compensation adjustments, CVR expenses related to vested options during the period and deferred compensation amortization, of which $0.2 million is recorded in research and development, $0.1 million is recorded in sales and marketing and $0.4 million is recorded in general and administrative. For the six months ended June 30, 2005, other non-operating expense includes $1.2 million related to an unfavorable change in estimated fair value of the liability under the CVRs, and operating expenses include $1.3 million of net unfavorable stock compensation adjustments, CVR expenses related to vested options during the period and deferred compensation amortization, of which $0.5 million is recorded in research and development, $0.1 million is recorded in sales and marketing and $0.7 million is recorded in general and administrative. These adjustments are primarily the result of the impact of variable accounting due to the CVRs for ACLARA options assumed, and the recognition of expense for the value of CVRs related to ACLARA options that vested during the three and six months ended June 30, 2005. See “Contingent Value Rights” note below for further details.

6. CONTINGENT VALUE RIGHTS

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

VIROLOGIC, INC.

The Company recorded the initial liability under the CVRs as a long-term liability based on the fair value of the liability at the closing date and will record adjustments to this liability based on changes in the fair value each quarter as non-operating income or expense in our statement of operations. As of the closing date of the merger, with respect to CVRs issued in respect of common stock outstanding and issuable in respect of assumed vested ACLARA stock options outstanding, the Company estimated fair value using a Black-Scholes based valuation of the underlying CVR securities of $0.66 per CVR, or $43.8 million in the aggregate. Subsequent to the closing of the merger, an active trading market has developed for the CVR securities and the liability was revalued at June 30, 2005 and December 31, 2004 based on the actual closing value of the CVRs on the OTC Bulletin Board of $0.25 and $0.23 per CVR, or in the aggregate $16.7 million and $15.3 million, respectively. In addition, the Company will record an additional liability each quarter for additional CVRs related to assumed ACLARA stock options as they vest during each quarter. The Company recorded $56,000 and $145,000 for additional CVRs related to the stock options assumed that vested during the three and six months ended June 30, 2005, respectively. In June 2005, the CVR liability was reclassified as a current liability since the potential payment is due on June 10, 2006.

7. COMMITMENTS AND CONTINGENCIES

At June 30, 2005, the Company leased a building with 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides the Company with an option to extend the term for an additional ten years. In addition, at June 30, 2005, the Company subleased approximately 27,000 square feet in South San Francisco, California. This sublease expires in December 2006 and provides the Company with an option to extend the term for one year.

As a result of the merger with ACLARA, the Company assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. This lease expires in July 2009. The Company relocated the employees and operations from that facility to the South San Francisco facilities in the second quarter of 2005 and is currently seeking a subtenant for this space. Included in the table below is approximately $5.4 million of lease obligation related to this facility. The Company also assumed a loan agreement for leasehold improvements at an interest rate of 8.5% per annum. The loan matures on July 1, 2009 and the amount outstanding at June 30, 2005 was $353,000 of which $74,000 is included in current liabilities and $279,000 is included in long-term liabilities.

In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.3 million in 2005; $0.7 million in 2006; $1.5 million in 2007; $1.6 million in 2008; $1.6 million in 2009 and $2.3 million from 2010 to 2011.

At June 30, 2005, future minimum payments, excluding the lease assignment guarantee described above, are as follows:

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	Total
	(In thousands)
Loans	$101	$201	$118	$420
Capital leases	17	32	—	49
Operating leases	2,819	5,088	3,418	11,325

Total	$2,937	$5,321	$3,536	$11,794

In connection with the merger with ACLARA, the Company issued CVRs to ACLARA stockholders and will issue CVRs to holders of ACLARA stock options upon future exercise of those options. Each CVR represents the right to receive, on June 10, 2006, a potential cash payment, up to $0.88 per CVR. The maximum aggregate amount payable by us under the contingent value rights is currently estimate d to be approximately $54.5 million, based on approximately 61.9 million CVRs outstanding as of June 30, 2005. If this total amount becomes due, the Company must pay the first $30.9 million in cash, and may, at the Company’s option, pay the remaining $23.6 million balance in cash, shares of our common stock or a combination of the two. In addition, the maximum amount payable under the CVRs will increase by $5.9 million if all assumed ACLARA stock options are exercised. As of June 30, 2005, 0.7 million shares of assumed ACLARA options were exercised. See “Contingent Value Rights” note to the financial statements for further discussion.

Contingencies

The Company has been informed by Bayer Diagnostics, or Bayer, that it believes the Company requires one or more licenses to patents controlled by Bayer in order to conduct certain of the Company’s current and planned operations and activities. The Company, in turn, believes that Bayer may require one or more licenses to patents controlled by the Company.

VIROLOGIC, INC.

Although the Company believes it does not need a license from Bayer for its HIV products, the Company has had discussions with Bayer concerning the possibility of entering into a cross-licensing or other arrangement, and believes that if necessary, licenses from Bayer would be available to the Company on commercial terms.

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

8. CAPITAL STOCK

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

Preferred Stock

Series A Redeemable Convertible Preferred Stock

In 2001, the Company issued and sold, in a private placement, an aggregate of 1,625 shares of the Company’s Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) and warrants to purchase an aggregate of 3.2 million shares of common stock, for an aggregate purchase price of $16.25 million. The Series A Preferred Stock bore an initial 6% annual dividend rate which increased to 8% on the fourth such payment, which was made in 2003, and increased by 2 percentage points every six months thereafter up to a maximum annual rate of 14%. This dividend was paid as a stock dividend semi-annually. In June 2005, the holders of all 249 shares of the Series A Convertible Preferred Stock then outstanding elected to convert their shares of Series A Preferred Stock into 2.3 million shares of the Company’s common stock.

VIROLOGIC, INC.

For the six months ended June 30, 2005, the Company received $5.5 million in cash proceeds from the exercise of warrants for approximately 4.9 million shares of common stock. In addition, the Company issued 2.0 million shares of common stock upon net warrant exercises. As of June 30, 2005, the outstanding warrants are exercisable for approximately 3.6 million shares of common stock.

9. RESTRUCTURING

In connection with the merger with ACLARA, the Company has taken actions to integrate and restructure the former ACLARA operations. The Company relocated the ACLARA personnel and operations from the facility in Mountain View, California to our South San Francisco facilities in the second quarter of 2005. A restructuring accrual was established for the costs of vacating and subleasing the Mountain View facility including an estimate of the excess of the Company’s lease costs over the Company’s anticipated sublease income and for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. In addition, a restructuring accrual of $1.1 million was established for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. During the second quarter of 2005, we increased the restructuring accrual by $1.6 million due to a delay in vacating and subleasing the Mountain View facility. This change to the estimates of completing the currently approved restructuring plans, which were originally recorded in goodwill, has been recorded in goodwill. Any additional changes to these estimates for up to one year following the merger consummation date of December 10, 2004 will also be recorded in goodwill. After December 10, 2005, reductions to these estimates will be recorded as an adjustment to goodwill, while increases to the estimates will be recorded in the results of operations.

The following table sets forth an analysis of the components of the restructuring charges:

	Abandonment of Facilities	Severance	Total
	(In thousands)
Liabilities assumed in merger with ACLARA	$3,000	$1,054	$4,054
Amounts paid in cash	(24)	—	(24)

Balance at December 31, 2004	2,976	1,054	4,030
Amounts paid in cash	(414)	(857)	(1,271)
Change in estimate for restructuring costs related to Mountain View facility	1,645	—	1,645

Balance at June 30, 2005	$4,207	$197	$4,404

Current portion	$1,787	$197	$1,984

Non-current portion	$2,420	$—	$2,420

Other Severance Costs

Following the Company’s merger with ACLARA, the Company entered into a severance agreement with a former executive and recorded a severance charge of $0.2 million in the statement of operations for the year ended December 31, 2004 of which $99,000 was paid as of June 30, 2005.

VIROLOGIC, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

OVERVIEW

We are a life sciences company committed to advancing personalized medicine and improving patient outcomes through the development of innovative products that guide and target the most appropriate treatments. Through a comprehensive understanding of genetic structures and the biology and pathology of disease, we have pioneered and are developing molecular diagnostics and laboratory services that are intended to:

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

Over the last several years, we have built a business based on the personalized medicine approach in HIV drug resistance testing. With our merger with ACLARA BioSciences, Inc., or ACLARA, in December 2004, we intend to leverage the experience and infrastructure we have built in the HIV market to the substantially larger market opportunity of cancer testing products utilizing the proprietary eTag technology. We were incorporated in the state of Delaware in November 1995 and commenced commercial operations in 1999. Our revenues have grown in each year since the commencement of commercial operations as our tests for HIV drug resistance have been adopted more broadly. We have two sources of revenue related to HIV- from testing of patient samples and from testing services provided to pharmaceutical companies in their clinical trials. While our revenue from pharmaceutical companies in 2004 reflected the delay of a phase III clinical trial by a large pharmaceutical customer, this trial has now commenced and began generating revenues in the first half of 2005. Two additional phase III trials by other pharmaceutical customers, in which our testing services are planned to be used, are expected to commence in 2005. We expect to generate initial oncology-related revenues from pharmaceutical companies in 2005 and to make our first oncology test available to patients in 2006. This is expected to occur upon completion of transferring the assays from the research setting into our CLIA certified laboratory and after sufficient clinical data is generated.

We have incurred losses each year since inception. As of June 30, 2005, we had an accumulated deficit of approximately $194.4 million. We expect to incur additional operating losses at least through 2006 as we complete the development of the eTag technology, transfer the assays into the clinical laboratory, conduct clinical studies and develop the commercial infrastructure to support a commercial launch of our first oncology test.

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

VIROLOGIC, INC.

CVRs issued in connection with the merger with ACLARA resulted in other non-operating income of $4.1 million and other non-operating expense of $1.2 million for the three and six months ended June 30, 2005, respectively, due to changes in fair value of the estimated liability under the CVRs. In addition, during the three months ended June 30, 2005 we recorded unfavorable operating expenses related to variable accounting for assumed ACLARA stock options with CVRs attached, amortization of deferred compensation and CVR expenses related to vested options as follows: $0.2 million to research and development, $0.1 million to sales and marketing and $0.4 million to general and administrative. For the six months ended June 30, 2005 we recorded a favorable adjustment in operating expenses as follows: $0.5 million to research and development, $0.1 million to sales and marketing and $0.7 million to general and administrative.

In connection with our merger with ACLARA, we have taken actions to integrate and restructure the former ACLARA operations. We relocated the ACLARA personnel and operations from the facility in Mountain View, California to our South San Francisco, California facilities in the second quarter of 2005. A restructuring accrual was established for the costs of vacating and subleasing the Mountain View facility including an estimate of the excess of our lease costs over our anticipated sublease income and for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. The accrual established at the closing of the merger related to the Mountain View facility was $3.0 million. In addition, a restructuring accrual of $1.1 million was established for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. During the second quarter of 2005, we increased the restructuring accrual by $1.6 million due to a delay in vacating and subleasing the Mountain View facility. This change to the estimates of completing the currently approved restructuring plans, which were originally recorded in goodwill, has been recorded in goodwill. Any additional changes to these estimates will also be recorded in goodwill for up to one year following the merger consummation date of December 10, 2004. After December 10, 2005, reductions to these estimates will be recorded as an adjustment to goodwill, while increases to the estimates will be recorded in our results of operations.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Reference is made to “Summary of Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2004. As of the date of the filing of this Quarterly Report, we have not identified any significant changes to the critical accounting policies discussed in our Annual Report for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)
	2005	2004	2005	2004
Patient testing	$6,295	$6,451	$12,240	$12,225
Pharmaceutical company testing	4,710	2,283	7,618	5,149

Product revenue	11,005	8,734	19,858	17,374
Contract revenue	1,409	493	2,550	875

Total revenue	$12,414	$9,227	$22,408	$18,249

Revenue. Revenue was $12.4 million and $22.4 million for the three and six months ended June 30, 2005, compared to $9.2 million and $18.2 million for the corresponding periods in 2004. The increase was primarily due to the use of our testing services, including our HIV Co-Receptor Tropism Assay, in clinical trials of new HIV drugs entering phase III trials. One such clinical trial, for an entry inhibitor drug, commenced early in 2005 and two additional trials are expected to start in the second half of 2005. Revenue from patient testing declined slightly in the second quarter of 2005 in relation to the corresponding period of 2004. We believe that this is partly due to patients, who might otherwise have been tested routinely, receiving the testing service as part of the screening for possible participation in the clinical trials described above. Contract revenue consists of revenues from NIH research grants and commercial assay development which includes eTag and oncology collaborations with pharmaceutical companies and other non-product revenue. These revenues increased primarily due to the inclusion of $0.7 million and $1.1 million of revenue from eTag and oncology collaborations for the three and six months ended June 30, 2005 and also to some increased funding under NIH grants. We have an active program of applying

VIROLOGIC, INC.

for NIH funding and currently have eight active grants that will help support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics. We believe increased demand for existing and new products, including the use of our assays in clinical trials by pharmaceutical customers, will be the primary factors contributing to an increased level of sales in 2005 as compared to 2004. We expect to generate initial oncology-related revenues from pharmaceutical companies in 2005 and to make our first oncology test available to patients in 2006. This is expected to occur upon completion of transferring the assays from the research setting into our CLIA certified laboratory and after sufficient clinical data is generated. We anticipate quarterly variations in revenue due to the timing of various clinical studies for pharmaceutical customers and the seasonal effects observed in patient testing.

We have significant customer concentration and the loss of any major customer could have a significant negative impact on our revenues. For the six months ended June 30, 2005 and 2004, approximately 24% and 31%, respectively, of our revenues were derived from tests performed for beneficiaries of the Medicare and Medicaid programs. Quest Diagnostics Incorporated represented 12% and 10%, respectively, of our total revenue for the six months ended 2005 and 2004. The agreement with Quest expired in April 2005, but the parties continue to operate pursuant to its pricing terms temporarily while we negotiate a renewal.

Cost of product revenue. Cost of product revenue was $4.8 million and $9.0 million for the three and six months ended June 30, 2005, compared to $4.5 million and $8.9 million for the corresponding periods in 2004. Included in these costs are materials, supplies, labor and overhead related to product revenue. Gross margins increased to 56.5% and 54.7% for the three and six months ended June 30, 2005 from 48.8% in the corresponding periods of 2004. The increase was primarily due to the benefit of higher volumes provided by the growth in pharmaceutical testing revenue and the increased percentage of total revenue represented by pharmaceutical testing revenue. We anticipate that gross margin on product revenue will continue to be favorably affected by these factors.

Research and development. Research and development costs were $5.0 million and $9.2 million for the three and six months ended June 30, 2005, compared to $1.6 million and $3.0 million for the corresponding periods in 2004. The increase was primarily due to costs incurred related to oncology and eTag research and development programs. In addition, we recorded adjustments from stock based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period. For the three months and six months ended June 30, 2005, these adjustments were unfavorable by $0.2 million and favorable by $0.5 million, respectively. With the completion of our merger with ACLARA, we have expanded our business focus from infectious diseases to include both infectious diseases and oncology, and with the integration of the former ACLARA operations into our operations, our research and development expenditures have increased and will increase significantly in 2005 because of the full year impact of oncology related programs. In addition, we expect to incur additional expenses as we increase our expenditures on oncology programs in preparation for a planned introduction of commercial products. During 2005, we expect to incur expenses to transfer the eTag assays from the research setting to our CLIA certified clinical laboratory and to generate clinical data in support of a commercial launch of eTag assays. The successful development of our products is highly uncertain. Completion dates and research and development expenses can vary significantly for each product and are difficult to predict. For a more complete discussion of the risks and uncertainties associated with completing the development of products, see the “Risk Factors Related to Our Business” below.

Our products in development for HIV and other infectious diseases target viral diseases and reflect a number of approaches to assessing resistance in individual patients to particular drugs. Our product lines overlap and most of our research and development activities in infectious diseases are advancing multiple potential product lines. Due to this substantial overlap, we do not track costs on a project by project basis, except for the costs related to contract revenue. A portion of our infectious disease research and development expenses are funded by grants and commercial contracts. The following table sets out our costs that are included in research and development expenses that are associated with such revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
NIH Grants:
HIV assays	$637	$373	$1,178	$647
HIV database	69	47	121	86
HCV assay	47	73	130	142
Commercial assay development and other projects	656	—	1,121	—

Total	$1,409	$493	$2,550	$875

Below is a summary of our products in development for HIV and other infectious diseases.

Infectious disease products in development	Status
Replication Capacity HIV, a measurement of fitness	In development	(1)
PhenoSense HIV Entry and GeneSeq HIV Entry Assays, entry inhibitor assays	In development	(2)
PhenoSense and GeneSeq HIV Integrase	In development	(3)
PhenoSense HIV Vaccine Entry, an entry neutralization assay	In development	(4)
PhenoSense HCV, a phenotypic hepatitis C test	In development	(5)
GeneSeq HCV, a genotypic hepatitis C test	In development	(5)

(1)	The Replication Capacity HIV assay is validated in our clinical laboratory and the test is currently made available, at no additional charge, to both pharmaceutical company customers and for patient testing. As clinical data is generated, this may be offered in the future as a standalone product for patient testing. With NIH grant funding, clinical data is being generated for this assay.
(2)	The PhenoSense HIV Entry Assay is validated for research purposes and is made available to pharmaceutical company customers. The GeneSeq HIV Entry Assay is in development. With NIH funding, additional development work is being conducted on these assays.
(3)	The PhenoSense and GeneSeq HIV Integrase assays are made available to pharmaceutical company customers. Development is ongoing.
(4)	The PhenoSense HIV Vaccine Entry assay is validated for research purposes and is made available to pharmaceutical company customers. Development has been ongoing and an NIH grant has been awarded in 2005 to continue the research and development related to the use of our assays in vaccine development.
(5)	GeneSeq HCV assay is validated for research use and along with the PhenoSense HCV assay is made available to pharmaceutical company customers. With NIH funding, additional development work is being conducted on these assays.

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

Oncology products in development	Status
Clinical assays for use in clinical trials by pharmaceutical and biotechnology customers	In development	(1)
Clinical assays for diagnostic use in patient testing	In development	(2)

(1)	Completion of clinical assays for use in clinical trials by pharmaceutical and biotechnology customers is dependent on additional research and development and clinical studies in collaboration with pharmaceutical and biotechnology companies. Such research and development and clinical studies are expected to be time-consuming, and could exceed one year.
(2)	Completion of clinical assays for diagnostic use in patient testing is dependent on the successful completion of additional research and development and clinical studies both in collaboration agreements with pharmaceutical and biotechnology companies and in multiple and broader clinical studies that provide data that will enable physicians to utilize the tests. Completion of patient testing assays will also require the development and validation of an assay in a CLIA clinical laboratory-certified format. Successful completion of such research and development and clinical studies is expected to be time-consuming, and could exceed one year.

VIROLOGIC, INC.

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

Sales and marketing. Sales and marketing expenses were $3.4 million and $5.9 million for the three and six months ended June 30, 2005, compared to $2.8 million and $4.7 million for the corresponding periods in 2004. This increase was primarily attributable to the expansion of our sales force, business development organization and increased marketing programs related to our products. In addition, we recorded adjustments from stock based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period. For the three months and six months ended June 30, 2005, these adjustments were unfavorable by $0.1 million and favorable by $0.1 million, respectively. We expect sales and marketing expenses in 2005 to increase significantly from 2004 levels due to increase in sales and marketing activities related to our HIV products, hiring additional management and other personnel and expansion of programs in preparation for the introduction of oncology products.

General and administrative. General and administrative expenses were $3.2 million and $4.9 million for the three and six months ended June 30, 2005, compared to $1.8 million and $3.8 million for the corresponding periods in 2004. The increase was primarily due to an increase in professional services fee, personnel costs and other administrative costs reflecting the increased scope of our operations. In addition, we recorded adjustments from stock based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period. For the three months and six months ended June 30, 2005, these adjustments were unfavorable by $0.4 million and favorable by $0.7 million, respectively. We expect general and administrative expenses in 2005 to increase from 2004 levels to support the administrative infrastructure required to support growth of the business.

Stock Based Compensation. In connection with our merger with ACLARA, we recorded as operating expense adjustments related to variable accounting for assumed ACLARA stock options, deferred compensation amortization and CVR expenses related to vested options during the three and six months ended June 30, 2005 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)
	2005	2004	2005	2004
Research and development	$182	$—	$(466)	$—
Sales and marketing	80	—	(132)	—
General and administrative	461	—	(687)	—

	$723	$—	$(1,285)	$—

These items are expected to continue to have an effect on results of operations in future quarters and this impact may be material.

In connection with our merger with ACLARA, $0.3 million of the purchase consideration was allocated to deferred compensation. Included in the table above is amortization of deferred stock based compensation of $50,000 and $115,000 for the three and six months ended June 30, 2005.

We expect that expenses will be impacted by stock based compensation primarily related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options in the future, and in the first quarter of 2006 by the implementation of SFAS 123R which will require the recognition of expense for all stock options.

VIROLOGIC, INC.

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

Interest and other income, net. Interest income, net was $0.6 million and $1.1 million for the three and six months ended June 30, 2005 compared to $11,000 and $21,000 for the corresponding periods in 2004. The increase was primarily due to our increased level of cash and cash investments and to higher yields as a result of increased interest rates.

Contingent value rights revaluation. Our liability under the CVRs was recorded at the closing of the merger at fair value, estimated using a calculation based on a Black-Scholes valuation of the underlying CVR securities of $0.66 per CVR. Because subsequent to the closing of the merger, an active trading market had been established, this liability was revalued based on the actual closing price of the CVRs on the OTC Bulletin Board, or $0.25 per CVR at June 30, 2005. For the three and six months ended June 30, 2005, this revaluation led to a $4.1 million favorable and $1.2 million unfavorable adjustment to the liability and is reflected as non-operating income and expense in the statement of operations. Further revaluations will be performed each quarter while the CVRs remain outstanding. These revaluations will be based on the then market value of the CVRs on the OTC Bulletin Board which renders the potential revaluation amounts highly unpredictable.

Preferred stock dividend. We recorded preferred stock dividends of $76,000 and $162,000 for the three and six months ended June 30, 2005 compared to $77,000 and $145,000 for the corresponding periods in 2004. The Series A Preferred Stock issued in 2001 bore dividends payable twice a year in shares of common stock. In June 2005, all outstanding shares of Series A Preferred Stock were converted to common stock.

LIQUIDITY AND CAPITAL RESOURCES

We expect our available cash and cash equivalents, short-term investments and short-term restricted cash of $74 million at June 30, 2005, funds provided by the sale of our products, contract revenue, and borrowing under equipment financing arrangements will be adequate to fund our operations at least for the next twelve months.

We have funded our operations since inception primarily through public and private sales of common and preferred stock, equipment financing arrangements, product revenue and contract revenue. In particular, we have completed three private financings since our initial public offering in May 2000. In addition, during 2004 as the result of the merger with ACLARA, we acquired $74.8 million in cash and short term investments. Although we expect our operating and capital resources will be sufficient to meet future requirements at least for the next twelve months, we may have to raise additional funds to continue the development and commercialization of our eTag technology and our business operations in general. These funds may not be available on favorable terms, or at all. If adequate funds are not available on commercially reasonable terms, we may be required to curtail operations significantly or sell significant assets and may not be able to continue as a going concern. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.

Net cash used in operating activities was $4.4 million for the six months ended June 30, 2005. Net cash provided by operating activities was $1.0 million for the six months ended June 30, 2004. Cash flows from operating activities can vary significantly due to various factors including changes in accounts receivable, accrued liabilities and deferred revenue related to new arrangements with customers. The average collection period of our accounts receivable as measured in days sales outstanding can vary and is dependent on various factors, including the type of revenue (i.e. patient testing, pharmaceutical company testing or contract revenue), the payment terms related to that revenue, and whether the related revenue was recorded at the beginning or ending of a period.

Net cash provided by investing activities of $1.2 million for the six month ended June 30, 2005, resulted primarily from proceeds from maturities and sales of short-term investments offset by payment of transaction costs related to our merger with ACLARA of $4.7 million, capital expenditures of $2.3 million and costs associated with acquiring other assets. Net cash used in investing activities of $0.7 million for the six months ended June 30, 2004 resulted primarily from incurring transaction costs associated with our merger with ACLARA of $0.4 million, capital expenditures of $0.4 million and costs associated with acquiring other assets, partially offset by $0.3 million in proceeds from maturities and sales of short-term investments.

Net cash provided by financing activities of $6.5 million for the six months ended June 30, 2005 resulted primarily from $5.5 million in proceeds from the exercise of warrants for approximately 5.0 million shares of common stock, offset by payments on loans and capital lease obligations. Net cash used by financing activities of $2,000 for the six months ended June 30, 2004, resulted primarily from payments on loans and capital lease obligations, partially offset by proceeds from common stock issuance of $0.4 million.

VIROLOGIC, INC.

At June 30, 2005, we leased a building with 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides us with an option to extend the term for an additional ten years. In addition, at June 30, 2005, we subleased approximately 27,000 square feet in South San Francisco, California. This sublease expires in December 2006 and provides us with an option to extend the term for one year.

As a result of the merger with ACLARA, we assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. This lease expires in July 2009. We relocated the employees and operations from that facility to the South San Francisco facilities in the second quarter of 2005 and is currently seeking a subtenant for this space. Included in the table below is approximately $5.4 million of lease obligation related to this facility. We also assumed a loan agreement for leasehold improvements at an interest rate of 8.5% per annum. The loan matures on July 1, 2009 and the amount outstanding at June 30, 2005 was $353,000 of which $74,000 is included in current liabilities and $279,000 is included in long-term liabilities.

In March 2004, we terminated a lease for laboratory and office space of approximately 25,000 square feet in South San Francisco, California. Under the terms of the lease termination agreement, a charge of $433,000 was recorded and paid primarily related to the termination payment and the write-off of the net carrying value of the related leasehold improvements.

In June 2002, we assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In the event of default by the assignee, we would be contractually obligated for payments under the lease of: $0.3 million in 2005; $0.7 million in 2006; $1.5 million in 2007; $1.6 million in 2008; $1.6 million in 2009 and $2.3 million from 2010 to 2011.

At June 30, 2005, future minimum payments, excluding the lease assignment guarantee described above, are as follows:

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	Total
	(In thousands)
Loans	$101	$201	$118	$420
Capital leases	17	32	—	49
Operating leases	2,819	5,088	3,418	11,325

Total	$2,937	$5,321	$3,536	$11,794

In connection with the merger with ACLARA, the Company issued CVRs to ACLARA stockholders and will issue CVRs to holders of ACLARA stock options upon future exercise of those options. Each CVR represents the right to receive, on June 10, 2006, a potential cash payment, up to $0.88 per CVR. The maximum aggregate amount payable by us under the contingent value rights is currently estimated to be approximately $54.5 million, based on approximately 61.9 million CVRs outstanding as of June 30, 2005. If this total amount becomes due, we must pay the first $30.9 million in cash, and may, at our option, pay the remaining $23.6 million balance in cash, shares of our common stock or a combination of the two. In addition, the maximum amount payable under the CVRs will increase by $5.9 million if all assumed ACLARA stock options are exercised. As of June 30, 2005, 0.7 million shares of assumed ACLARA options were exercised. See “Contingent Value Rights” note to the financial statements for further discussion.

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

VIROLOGIC, INC.

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

During 2005, we have incurred capital expenditures of approximately $2.3 million, primarily to expand and reconfigure our South San Francisco, California, facilities to accommodate our oncology operations, including the personnel and equipment relocated from ACLARA’s former facility in Mountain View, California. While we do not currently have any additional material commitments or plans for future capital expenditures and currently expect our existing facilities to be adequate for our anticipated business level in 2005, we expect that we will have additional requirements for facilities and capital expenditures in 2006 and later years as we expand our clinical laboratory to accommodate commercial availability of eTag assays for oncology, potentially establish an FDA compliant manufacturing facility and make our HIV and oncology assays available globally in support of drugs for which our tests may be important diagnostics.

We believe that our cash and cash equivalents, short-term investments and short-term restricted cash of $74 million at June 30, 2005 and funding that may be received from customers will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures at least for the next twelve months. After that time, we cannot be certain that additional funding, if required, will be available on acceptable terms, or at all. From time to time, we may consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, with the goal of further developing our business and maximizing stockholder value. Such transactions, if any, could materially affect our future liquidity and capital resources. We may need to obtain additional funding by entering into new collaborations and strategic partnerships to enable us to develop and commercialize our products. Even if we receive funding from future collaborations and strategic partnerships, we may need to raise additional capital in the public equity markets, through private equity financing or through debt financing. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

SFAS 123R permits public companies to choose between the following two adoption methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

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

VIROLOGIC, INC.

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

We have not achieved profitability and we anticipate continuing losses, which may cause our stock price to fall.

We have experienced significant losses each year since inception, and we expect to continue to incur additional losses as we complete the development of the technologies acquired in our merger with ACLARA and expand our oncology programs. We have experienced losses applicable to common stockholders of $6.8 million for the six months ended June 30, 2005. As of June 30, 2005, we had an accumulated deficit of approximately $194.4 million, including a charge in 2004 of $100.6 million for in-process research and development related to our merger with ACLARA. Though we recorded a net profit in the second quarter of 2005, due in part to the favorable adjustment to the CVR liability, the Company has not achieved profitability on an annualized basis. We expect to continue to incur losses, primarily as a result of expenses related to:

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

VIROLOGIC, INC.

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

Under the terms of the contingent value rights, we are obligated to make a payment to the holders of contingent value rights on June 10, 2006 if the average volume weighted mean of the sales prices of our common stock for the 15 trading days prior to June 10, 2006 is less than $2.90 (unless the CVRs have been automatically extinguished earlier, in accordance with their terms). The maximum aggregate amount payable by us under the contingent value rights is currently estimated to be approximately $54.5 million, based on approximately 61.9 million CVRs outstanding as of June 30, 2005. If this total amount becomes due, we must pay the first $30.9 million in cash, and may, at our option, pay the remaining $23.6 million balance in cash, shares of our common stock or a combination of the two. If we are required to make the maximum payment under the CVRs, we may have insufficient cash balances to make this entire payment in cash, and if we did have sufficient cash balances and elected to make the entire payment in cash our liquidity would be significantly and adversely affected. If we elected to make a portion of any CVR payment in shares of our common stock, existing stockholders could suffer significant dilution of their ViroLogic holdings. In addition, the maximum amount payable under the CVRs will increase by $5.9 million if all assumed ACLARA stock options are exercised. As of June 30, 2005, 0.7 million shares of assumed ACLARA options were exercised. We can make no assurances as to the timing or extent of any option exercise activity.

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

Until June 10, 2006, or the earlier extinguishment of the contingent value rights in accordance with their terms, we will be required under generally accepted accounting principles to record adjustments in our quarterly statements of operations based on the fair value of our estimated obligation to make payments to the holders of contingent value rights and the variable accounting associated with the stock options that have attached CVRs. Our estimated obligation to make these payments under the CVRs will vary depending, at the time the estimate is made, on the market price, if any, of the contingent value rights and the stock options associated with CVRs, and the extent to which assumed ACLARA stock options are exercised. As a result, our estimated obligation under the contingent value rights could vary from period to period, resulting in significant fluctuations in our results of operations from quarter to quarter, including our reported earnings or loss per share, which could cause the market price of our common stock to fall abruptly and significantly.

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

VIROLOGIC, INC.

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

Our integration with ACLARA will be complex, time consuming and expensive, and may disrupt our business. We will need to overcome significant challenges in order to realize any benefits or synergies from our merger with ACLARA. These challenges include the timely, efficient and successful execution of a number of post-transaction integration activities, including:

•	integrating the operations, management structures and technologies of the two companies;

•	successfully completing the development of eTag technology and developing commercial products based on that technology;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of both companies and attracting additional customers;

•	leveraging our existing sales channels to sell new products into new markets;

•	developing an appropriate sales and marketing organization and sales channels to sell new product into new markets;

•	retaining strategic partners of each company and attracting new strategic partners;

VIROLOGIC, INC.

•	implementing and maintaining uniform standards, internal controls, processes, procedures, policies and information systems; and

•	identifying a subtenant for ACLARA’s facility in Mountain View, California, and completing a sublease agreement.

We expect that the development and commercialization of the propriety eTag assays for use in clinical trials by pharmaceutical and biotechnology customers could exceed one year. In addition, we expect to commercialize clinical assays utilizing eTag technology for diagnostic use in patient testing. This commercialization is dependent upon the successful completion of product development, automation of the tests for high throughput, validation of these assays in a CLIA-certified laboratory format, attainment of clinical validation through clinical trials, which could also exceed one year, and successfully leveraging planned research and development on clinical assays for use in clinical trials by pharmaceutical and biotechnology companies.

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

We anticipate developing testing products for use in connection with the treatment of cancer patients. These products will be based on ACLARA’s proprietary eTag technology and are expected to utilize our established commercialization infrastructure and experience in patient testing for HIV. We expect that the development and commercialization of eTag assays for use in clinical trials by pharmaceutical and biotechnology customers could exceed one year. In addition, we expect to commercialize clinical assays for diagnostic use in patient testing, upon the successful completion of product development and automation for high throughput, validation of assays in a Clinical Laboratory Improvement Amendments, or CLIA, certified laboratory format, attainment of clinical validation through clinical trials, which could also exceed one year, and successful leveraging of research and development planned to be expended on clinical assays for use in clinical trials by pharmaceutical and biotechnology companies. The completion of these research and development activities is subject to a number of risks and uncertainties including the extent of clinical trials required for regulatory and marketing purposes, the timing and results of clinical trials, failure to validate the technology in clinical trials and failure to achieve necessary regulatory approvals. These factors make it impossible to predict with any degree of certainty the costs and timing of completing the development of commercial products utilizing eTag technology.

The proposed products and services will be developed under the auspices of CLIA regulatory framework. Future cancer testing products may include test kits that may be subject to the regulatory authority of the Food and Drug Administration, or the FDA. The FDA regulatory framework is complicated, and we have limited experience at managing FDA compliance issues.

VIROLOGIC, INC.

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

If we develop cancer test kits, the kits could be subject to premarket FDA approval requirements, which would be expensive and time-consuming, and could delay or prevent us from marketing these tests. In addition, the production of the future cancer test kits may be subject to Good Manufacturing Practice Regulation, or GMP, under the auspices of the FDA. Our facilities are not GMP compliant. If the manufacture of the proposed kits is subject to GMP regulation, then we will be required to establish a GMP compliant facility, or to enter into a relationship with a third party manufacturer that operates a GMP compliant facility. We do not have experience with GMP compliance. GMP compliance, or entry into a manufacturing relationship with a third party manufacturer, would be time-consuming and expensive. We anticipate that if we are required to establish our own GMP compliant facility, or we elect to enter into a relationship with a GMP compliant third party, either process would be completed in parallel with developing the proposed testing products, could take over one year, and would require significant start-up costs and would significantly increase on-going overhead costs.

As our proposed testing products for use in connection with the treatment of cancer patients have not yet been developed, there are currently no revenues associated with them and no significant revenues associated with other acquired ACLARA products and services. FDA regulation, including GMP regulation, could delay or preclude the development, introduction and commercialization of the proposed cancer testing products and prevent or delay receipt of any revenues from the proposed products, adversely affecting the anticipated benefits from our merger with ACLARA.

As a result of our merger with ACLARA, we are a larger and broader organization. If our management is unable to adequately manage the company, our operating results will suffer.

As a result of our merger with ACLARA, we assumed approximately 35 employees, of 55 employees based at ACLARA’s facility in Mountain View, California before the merger. Currently, our total number of employees is approximately 270. Our proposed testing products using ACLARA’s eTag technology and our commercialization infrastructure have not yet been developed, and the two will need to be integrated as a necessary part of the development process. We do not have experience in commercializing testing products for use in the oncology field. We will face challenges inherent in efficiently managing an increased number of employees and addressing new markets, including the need to implement appropriate systems, policies, benefits and compliance programs.

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

If the benefits of our merger with ACLARA are not achieved, our financial results, including earnings (loss) per common share, could be adversely affected. In accordance with United States generally accepted accounting principles, we have accounted for the merger as a business combination. We have preliminarily allocated the total purchase price to the acquired net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values

VIROLOGIC, INC.

as of the date of completion of the merger, and have recorded the excess of the purchase price over those fair values as goodwill. We will incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with our merger with ACLARA, although this is not currently expected to be significant. In addition, to the extent the value of goodwill or intangible assets become impaired, we may be required to incur material charges relating to the impairment of those assets. The additional charges could adversely affect our financial results, including earnings (loss) per common share, which could cause the market price of our common stock to decline.

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

Our ability to establish our testing products, both current and proposed, as the standard of care to guide and improve the treatment of viral diseases and cancer will depend on acceptance and use of these testing products by physicians and clinicians and pharmaceutical companies. Testing products for viral diseases are still relatively new, and testing products for the treatment of cancer have not yet been developed. We cannot predict the extent to which physicians and clinicians will accept and use these testing products. They may prefer competing technologies and products. The commercial success of these testing products will require demonstrations of their advantages and potential economic value in relation to the current standard of care, as well as to competing products. Market acceptance of our products will depend on:

•	our marketing efforts and continued ability to demonstrate the utility of PhenoSense in guiding anti-viral drug therapy, for example, through the results of retrospective and prospective clinical studies;

•	our ability to demonstrate the advantages and potential economic value of our PhenoSense testing products over current treatment methods and other resistance tests;

•	our ability to demonstrate to potential customers the benefits and cost effectiveness of our eTag System, relative to competing technologies and products;

•	the extent to which opinion leaders in the scientific and medical communities publish supportive scientific papers in reputable academic journals;

•	the extent and success of our efforts to market, sell and distribute our testing products;

•	the timing and willingness of potential collaborators to commercialize our PhenoSense products and eTag System and other future testing product candidates;

•	general and industry-specific economic conditions, which may affect our pharmaceutical customers’ research and development and clinical trial expenditures and the use of our PhenoSense products and eTag System;

•	progress of clinical trials conducted by our pharmaceutical customers;

•	our ability to generate clinical data indicating correlation between data recognized by eTag assays and clinical responses to particular drugs;

•	changes in the cost, quality and availability of equipment, reagents and components required to manufacture or use our PhenoSense products and eTag System and other future testing product candidates;

•	the development by the pharmaceutical industry of targeted medicines for specific patient populations, the success of these targeted medicines in clinical trials and the adoption of our technological approach in these development activities; and

VIROLOGIC, INC.

•	the success of clinical trials of a new class of entry inhibitor drug for HIV in which our testing services are being used, whether those drugs get approved by the FDA and whether our tests are required after the drugs are approved.

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

Billing for laboratory services is complex. Laboratories must bill various payors, such as Medicare, Medicaid, insurance companies, doctors, employer groups and patients, all of whom have different requirements. For the years ended December 31, 2004 and 2003, approximately 31% and 29%, respectively, of our revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. For the six months ended June 30, 2005, revenue from the Medicare and Medicaid programs represented 24% of our total revenue. In addition, the Medicare and Medicaid programs represented 35% of gross accounts receivable balance at June 30, 2005 and December 31, 2004, respectively. Billing difficulties often result in a delay in collecting, or ultimately an inability to collect, the related receivable. This impairs cash flow and ultimately reduces profitability if we are required to record bad debt expense and/or contractual adjustments for these receivables. We recorded bad debt expense of $0.3 million and $0.1 million for the years ended December 31, 2004 and 2003, respectively.

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

VIROLOGIC, INC.

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

We also compete with companies that are developing alternative technological approaches for patient testing in the cancer field. There are likely to be many competitive companies and many technological approaches in the emerging field of testing for likely responsiveness to the new class of targeted cancer therapies, including companies such as DakoCytomation A/S and Abbott Laboratories that currently commercialize testing products for guiding therapy of cancer patients. Established diagnostic product companies such as Abbott Laboratories, Roche Diagnostics and Bayer Diagnostics and established clinical laboratories such as Quest Diagnostics and LabCorp may also develop or commercialize services or products that are competitive with those that we anticipate developing and commercializing. In addition, there are a number of alternative technological approaches being developed by competitors. In particular, while our anticipated oncology testing products will be based on the identification of protein-based differences among patients, there is significant interest in the oncology community in gene-based approaches that may be available from other companies, which may prove to be a superior technology to ours.

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

Our revenues to date consist, and for 2005 are anticipated to consist, largely of sales of PhenoSense products. For the years ended December 31, 2004 and 2003, Quest Diagnostics Incorporated, Quest, represented 12% and 9%, respectively, of our total revenue. For the six months ended June 30, 2005, Quest represented 12% of our total revenue. The agreement with Quest expired in April 2005, but the parties continue to operate pursuant to its pricing terms temporarily while we negotiate a renewal. We cannot assure you that the agreement with Quest will be renewed on commercially acceptable terms or that Quest will be an effective partner in commercialization of any of our products. For the years ended December 31, 2004 and 2003, approximately 31% and 29%, respectively, of our revenues were derived from tests performed for the beneficiaries of

VIROLOGIC, INC.

the Medicare and Medicaid programs. For the six months ended June 30, 2005, revenue from the Medicare and Medicaid programs represented 24% of our total revenue. Gross accounts receivable balances from Medicare and Medicaid represented 35% of gross accounts receivable balance at June 30, 2005 and December 31, 2004, respectively. It is likely that we will have significant customer concentration in the future. The loss of any major customer, a slowdown in the pace of increasing physician and physician group sales as a percentage of sales, or the delay of significant orders from any significant customer, even if only temporary, could have a significant negative impact on our revenues and our ability to fund operations from revenues, generate cash from operations or achieve profitability.

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

We may be dependent on licenses for technology we use in our testing products, and our business would suffer if these licenses were terminated or were not available.

We had licensed technology from Roche that we use in our PhenoSense and GeneSeq tests. We hold a non-exclusive license for the life of the patent term of the last licensed Roche patent. We were notified by Roche that the license had terminated because the last licensed patent had expired. However, Roche advised us that additional licenses may be necessary for certain other patents and has offered us a license to these patents. We are in the process of reviewing whether additional licenses are necessary or useful for our operations. We believe such licenses are available on commercially acceptable terms.

As we develop and begin to commercialize our testing products in oncology, we may encounter the need for licenses to technology owned by others in order to commercialize these products. We believe that if such licenses become necessary that they will be available on commercially acceptable terms.

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

With respect to our viral disease portfolio, we currently have 39 issued patents and 141 pending applications for additional patents, including international counterparts to our U.S. patents. With respect to our potential oncology products and eTag technology, we currently have approximately 144 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 17 issued patents. We have 138 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 73 issued or allowed patents, relating to the historic microfluidics business of ACLARA. We had licensed certain patents under the Roche license discussed above. These patents covered a broad range of technology applicable across our entire current and planned product line. We have also licensed certain technology from Third Wave Technologies for gene expression based assays for research applications.

Other companies may have patents or patent applications relating to products or processes similar to, competitive with or otherwise related to our current and planned products. Patent law relating to the scope of claims in the technology fields in which we operate, including biotechnology and information technology, is still evolving and, consequently, patent positions in these industries are generally uncertain. We will not be able to assure you that we will prevail in any lawsuits regarding the enforcement of patent rights or that, if successful, we will be awarded commercially valuable remedies. In addition, it is possible that we will not have the required resources to pursue offensive litigation or to otherwise protect our patent rights.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell our products and use our proprietary technologies without infringing the proprietary rights of others. Companies in our industry typically receive a higher than average number of claims and threatened claims of infringement of intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the fields in which we are selling and/or developing or expect to sell and/or develop products. We may be exposed to future litigation by third parties based on claims that our products, technologies or activities infringe the intellectual property rights of others. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our products or technologies may infringe. There also may be existing patents, of which we are not aware, that our products or technologies may inadvertently infringe. Further, there may be issued patents and pending patent applications in fields relevant to our business, of which we may become aware from time to time, that we believe we do not infringe or that we believe are invalid or relate to immaterial portions of our overall business. We will not be able to assure you that third parties holding any of these patents or patent applications will not assert infringement claims against us for damages or seeking to enjoin our activities. We will also not be able to assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor. Third parties have from time to time threatened to assert infringement or other intellectual property claims against us based on our patents or other intellectual property rights or informed us that they believe we required one or more licenses in order to perform certain of our tests. For instance, we have been informed by Bayer Diagnostics, or Bayer, that it believes we require one or more licenses to patents controlled by Bayer in order to conduct certain of our current and planned operations and activities. We, in turn, believe that Bayer may require one or more licenses to patents controlled by us. Although we believe we do not need a license from Bayer for our HIV products, we are in discussions with Bayer concerning the possibility of entering into a cross-licensing or other arrangement, and believe that if necessary, licenses from Bayer would be available to us on commercially acceptable terms. However, in the future, we may have to pay substantial damages, possibly including treble damages, for infringement if it is ultimately determined that our products infringe a third party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit will take significant time, and may be expensive and divert management attention from other business concerns.

New entry inhibitor drugs for treatment of HIV may not be successful in clinical trials, and if successful, the drugs may not require our testing services when approved. If the drugs are approved by FDA and require our testing services, we may not be able to adequately meet the demand for these services in all markets.

VIROLOGIC, INC.

Our testing services, including our HIV Co-Receptor Tropism Assay, have been used by one of our pharmaceutical customers in a recently commenced phase III clinical trial of an entry inhibitor drug, one of a new class of drug under development by several pharmaceutical companies. Two additional phase III clinical trials, in which our testing services are planned to be used, are expected to commence in the second half of 2005. The use of our testing services has generated additional pharmaceutical testing revenues in the first half of 2005. As additional patients are screened and enrolled in these trials, this could continue to be an important source of pharmaceutical testing revenues and if the drugs get approved this could also be a source of future patient testing revenues. However, the progress of such clinical trials and the likelihood of trials being successful and the drugs receiving FDA approval are subject to significant uncertainty and are determined by factors outside of our control. Difficulties encountered by our pharmaceutical company customers related to patient enrolment, drug performance, regulatory considerations and other factors could cause the trials to be delayed or terminated. If such events occurred, our pharmaceutical testing revenues would be adversely affected and could decline. There is also no guarantee that our testing services would be required or used by physicians after approval of the drugs by the FDA. If such use does not develop after approval then these drugs will not generate significant future patient testing revenues. If the drugs are approved and our testing services are required for these drugs, we may not be able to deliver our testing services on a global basis in support of the drugs, which could damage our market position, adversely affect our business, and cause our revenues to decline.

If we do not successfully introduce new products using our technology, we may not sustain long-term revenue growth.

We may not be able to develop and market new resistance testing products for HIV and other serious diseases, including hepatitis and cancer, or additional assay products. Demand for these products will depend in part on the development by others of additional anti-viral and targeted cancer treatment drugs. Physicians will likely use our tests to determine which drug is best for a particular patient only if there are multiple drug treatment options. Several anti-viral and targeted cancer treatment drugs currently have had development but we will not be able to assure you that they will be approved for marketing, or if these drugs are approved that there will be a need for our current or planned testing products. If we are unable to develop and market test products for other viral diseases or for cancer, or if an insufficient number of anti-viral and cancer treatment drugs are approved for marketing, we may not sustain long-term revenue growth.

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

VIROLOGIC, INC.

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

We may be unable to build brand loyalty because our trademarks and trade names may not be protected. We may not be able to build brand loyalty around the broader focus of the combined company after our merger with ACLARA. Our attempts to create a new corporate and brand identity may not be successful and may damage our existing brand loyalty.

Our registered or unregistered trademarks or trade names such as the names PhenoSense, PhenoSense GT, PhenoScreen, GeneSeq, and eTag may be challenged, canceled, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build brand loyalty. Brand recognition is critical to our short-term and long-term marketing strategies especially as we commercialize future enhancements to our products. In particular as we broaden the company’s commercial focus from viral diseases to oncology and other serious diseases, we will attempt to establish a corporate identity for that broader business focus, possibly including a new corporate name and logo. Doing so could be expensive and time-consuming. We cannot assure you that we will be successful in establishing brand recognition and loyalty for the combined company and our attempts to do so could damage our existing brand loyalty.

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

VIROLOGIC, INC.

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

We have historically used stock options and other forms of equity-related incentives as a key component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us. The Financial Accounting Standards Board has issued changes to the U.S. generally accepted accounting principles that will require us to record a charge to earnings for employee stock option grants and other option plans commencing in the first quarter of 2006. Moreover, applicable stock exchange listing standards related to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future, which may result in changes in our equity compensation strategy. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees, and such a change in accounting rules may adversely impact our future financial condition and operating results.

We may be subject to litigation, which would be time consuming and divert our resources and the attention of our management.

In November 2002, we implemented a business restructuring plan. With the exception of one former employee, all of the employees terminated in connection with the business restructuring signed a release of claims. We have received correspondence from the one former employee that did not sign a release threatening to bring claims against us that stem from that termination. As part of our merger with ACLARA, ACLARA terminated approximately 20 of its 55 employees. It is not possible to predict whether any of these employees will assert a claim against us. We do not have employee practices liability insurance to cover any potential claims by employees terminated in the reduction of force or other employment-related claims. Even if we are eventually successful in the defense of such claims, the time and money spent may prevent us from operating our business effectively or profitably or may distract our management. ACLARA, with which we merged, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001 and is now captioned ACLARA BioSciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering, or IPO, as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s March 20, 2000 IPO through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market. The complaint also alleges that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers who went public between 1998 and 2000 have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including ACLARA defendants) was filed by the entire group of issuer defendants in these similar actions. On February 19, 2003, the Court in this action issued its decision on the defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to ACLARA but denied the motion to dismiss Section 11 claim as to ACLARA and virtually all of the other defendants. On June 26, 2003, the plaintiffs in the consolidated class action lawsuits announced a proposed settlement with ACLARA and the other issuer defendants. The proposed settlement, which was approved by ACLARA’s board of directors, provides that the insurers of all settling issuers will guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling issuers will make up the difference. Under the proposed settlement, the maximum amount that could be charged to ACLARA’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would be approximately $3.9 million. We believe that ACLARA had sufficient insurance coverage to cover the maximum amount that we may be responsible for under the proposed settlement. While the Federal District Court has preliminarily approved the settlement it is possible that it may not give its final approval to the settlement in whole or part. If a final settlement is not reached or is not approved by the court, we believe that we have meritorious defenses and intend to vigorously defend against the suit. As a result of this belief, no liability for this suit has been recorded in the accompanying financial statements. However, we could be forced to incur significant expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

VIROLOGIC, INC.

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

We anticipate that our capital resources, together with funds from the sale of our products, contract revenue and borrowing under equipment financing arrangements, will enable us to maintain our current research and development, marketing, production and general administrative activities related to HIV drug resistance in the United States, together with the planned integration of ACLARA’s business and its eTag technology into our operations, at least for the next twelve months. The integration of ACLARA’s eTag technology into our operations is expected to include the development of a testing service and possibly test kits for use in connection with the treatment of cancer patients. However, we may need additional funding to accomplish these goals. To the extent operating and capital resources are insufficient to meet our obligations, including lease payments and future requirements, we will have to raise additional funds to continue the development, commercialization and expansion of our technologies, including the eTag technology and products based on that technology. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, we cannot guarantee that additional financing, in any form, will be available at all, or on terms acceptable to us. If we sell equity or convertible debt securities to raise additional funds, our existing stockholders may incur substantial dilution and any shares so issued will likely have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common and preferred stock. In the event financing is not available in the time frame required, we could be forced to reduce our operating expenses, curtail sales and marketing activities, reschedule research and development projects or delay, scale back or eliminate some or all of our activities. Further, we might be required to sell certain of our assets or obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize on our own. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could make it difficult or impossible to implement our long-term business plans or could affect our ability to continue as a going concern.

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

VIROLOGIC, INC.

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

Approximately 33% of our common stock is beneficially held by our directors, our executive officers, and greater than five percent stockholders. The most significant of these stockholders in terms of beneficial ownership are Perry Corp., Deutsche Bank AG, and Tang Capital Partners. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control of ViroLogic at a premium price if these stockholders oppose it.

Our stock price may be volatile, and our common stock could decline in value.

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Our stock price has fluctuated widely during the last two years from a low of $0.72 per share in September 2002 to a high of $4.40 per share in January 2004. The following factors, in addition to other risk factors described in this section, may have a significant negative impact on the market price of our common stock:

•	period-to-period fluctuations in financial results;

•	financing activities;

•	potential impact of the Contingent Value Rights;

•	litigation;

•	delays in product introduction, launches or enhancements;

•	delays or difficulties in integrating the management, operations and technology of ACLARA;

•	announcements of technological innovations or new commercial products by our competitors;

•	results from clinical studies;

•	developments concerning proprietary rights, including patents;

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or our own products or products under development;

•	regulatory developments in the United States and foreign countries;

•	changes in payor reimbursement policies; and

•	economic and other external factors or other disaster or crisis.

VIROLOGIC, INC.

A low or volatile stock price may negatively impact our ability to raise capital and to attract and maintain key employees.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock may fall.

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock may fall. As of June 30, 2005 we had outstanding options under our employee stock options plan to purchase 18.1 million shares of our common stock, which represents approximately 14.3% of our common stock outstanding on June 30, 2005, at a weighted average exercise price of $2.42 per share. Sales of substantial amounts of our common stock, whether currently outstanding, or issued as the result of option exercises, might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Sales of a substantial number of shares could occur at any time. This may decrease the price of our common stock and may impair our ability to raise capital in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principle if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investments as of June 30, 2005 would have potentially declined by approximately $0.6 million.

We do not enter into financial investments for speculation or trading purposes and are not a party to financial or commodity derivatives.

VIROLOGIC, INC.

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

VIROLOGIC, INC.

PART II

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	In June 2005, we issued 126,924 shares of common stock to a warrant holder upon the net exercise of the warrant by the holder as follows:

Date	Common Shares Issued
6/27/2005	42,101
6/28/2005	25,081
6/29/2005	24,411
6/30/2005	35,331

126,924

We received no additional consideration in connection with these issuances. For these issuances, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act.

On June 28, 2005, we issued 153,605 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $1.11 per share, for an aggregate exercise price paid to us of $170,502. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act.

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

VIROLOGIC, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on August 8, 2005.

ViroLogic, Inc.

By:	/s/ William D. Young
William D. Young
Chief Executive Officer
(On Behalf of the Registrant)

/s/ Alfred G. Merriweather
Alfred G. Merriweather
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

VIROLOGIC, INC.

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