Form 10-Q
period 2005-09-30
Monogram Biosciences, Inc.
filed 2005-11-08
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO               .

COMMISSION FILE NUMBER: 000-30369

MONOGRAM BIOSCIENCES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	94-3234479
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

345 OYSTER POINT BLVD

SOUTH SAN FRANCISCO, CA 94080

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

TELEPHONE NUMBER (650) 635-1100

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

ViroLogic, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 3, 2005 there were 127,180,377 shares of the registrant’s common stock outstanding.

MONOGRAM BIOSCIENCES, INC.

2.

MONOGRAM BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2005	December 31, 2004(1)
ASSETS
Current assets:
Cash and cash equivalents	$5,426	$6,027
Short-term investments	64,331	72,821
Restricted cash	50	350
Accounts receivable, net	8,085	7,251
Prepaid expenses	1,493	838
Inventory	1,299	1,059
Other current assets	622	584

Total current assets	81,306	88,930

Property and equipment, net	8,825	8,369
Goodwill	9,927	8,282
Other assets	2,193	2,054

Total assets	$102,251	$107,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,858	$3,222
Accrued compensation	2,055	1,697
Accrued liabilities	3,782	6,993
Current portion of restructuring costs	2,103	2,519
Deferred revenue	489	546
Current portion of loans payable	710	439
Current portion of capital lease obligations	109	51
Contingent value rights	24,045	—

Total current liabilities	36,151	15,467

Long-term portion of restructuring costs	2,168	1,710
Contingent value rights	—	15,269
Long-term portion of portion of loans payable	253	311
Long-term portion of capital lease obligations	241	36
Other long-term liabilities	335	359

Redeemable Series A convertible preferred stock, $0.001 par value, designated by series, none and 249 shares authorized, issued and outstanding at September 30, 2005 and December 31, 2004, respectively	—	1,810
Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 and 4,999,751 shares authorized, designated by series, none issued and outstanding at September 30, 2005 and December 31, 2004, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 127,153,114 and 116,034,527 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	127	116
Additional paid-in capital	267,612	260,591
Accumulated other comprehensive loss	(537)	(57)
Deferred compensation	(114)	(275)
Accumulated deficit	(203,985)	(187,702)

Total stockholders’ equity	63,103	72,673

Total liabilities and stockholders’ equity	$102,251	$107,635

(1)	The condensed balance sheet as of December 31, 2004 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to Condensed Financial Statements.

3.

MONOGRAM BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Product revenue	$12,136	$7,977	$31,994	$25,351
Contract revenue	1,002	645	3,552	1,520

Total revenue	13,138	8,622	35,546	26,871

Operating costs and expenses:
Cost of product revenue	5,406	4,186	14,720	13,077
Research and development	4,776	1,618	13,724	4,611
Sales and marketing	3,095	2,406	8,916	7,148
General and administrative	2,808	2,019	7,665	5,849
Lease termination charge	—	—	—	433

Total operating costs and expenses	16,085	10,229	45,025	31,118

Operating loss	(2,947)	(1,607)	(9,479)	(4,247)

Interest and other income, net	585	19	1,689	40
Contingent value rights revaluation	(7,249)	—	(8,493)	—

Net loss	(9,611)	(1,588)	(16,283)	(4,207)
Preferred stock dividend	—	(91)	(162)	(236)

Loss applicable to common stockholders	$(9,611)	$(1,679)	$(16,445)	$(4,443)

Basic and diluted net loss per common share	$(0.08)	$(0.03)	$(0.13)	$(0.08)

Weighted-average shares used in computing basic and diluted net loss per common share	126,526	53,672	122,265	53,435

See accompanying notes to Condensed Financial Statements.

4.

MONOGRAM BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(16,283)	$(4,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Contingent value rights revaluation	8,493	—
Depreciation and amortization	2,515	2,031
Stock-based compensation expense/(adjustment)	(1,977)	52
Provision for doubtful accounts	501	197
Loss on disposal of property and equipment	20	108
Change in assets and liabilities:
Accounts receivable	(1,335)	453
Prepaid expenses	(655)	(406)
Inventory	(240)	307
Other current assets	(38)	9
Accounts payable	(206)	471
Accrued compensation	358	(56)
Accrued liabilities	1,438	59
Accrued restructuring costs	(1,603)	—
Deferred revenue	(57)	710
Contingent value rights liability	283	—
Other long-term liabilities	24	(13)

Net cash used in operating activities	(8,762)	(285)

INVESTING ACTIVITIES:
Purchases of short-term investments	(34,393)	(6)
Maturities and sales of short-term investments	42,403	392
Capital expenditures	(2,681)	(589)
Restricted cash	300	100
Transaction costs related to merger	(4,689)	(1,418)
Other assets	(139)	(321)

Net cash provided by/(used in) investing activities	801	(1,842)

FINANCING ACTIVITIES:
Proceeds from loans payable	712	548
Principal payments on loans payable and capital lease obligations	(594)	(453)
Net proceeds from issuance of common stock	7,242	379

Net cash provided by financing activities	7,360	474

Net decrease in cash and cash equivalents	(601)	(1,653)
Cash and cash equivalents at the beginning of the period	6,027	8,893

Cash and cash equivalents at the end of the period	$5,426	$7,240

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Preferred stock converted into common shares	$1,810	$—
Stock dividend to preferred stockholders	$118	$33
Assets acquired under capital leases	$310	$—
Accrued transaction costs	$—	$580

See accompanying notes to Condensed Financial Statements.

5.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On September 6, 2005, the Company changed its name from ViroLogic, Inc. to Monogram Biosciences, Inc. This new name is intended to reflect the Company’s commitment to extend its efforts in individual medicine beyond viral diseases and into oncology and other serious diseases after the Company’s merger with ACLARA BioSciences, Inc., “ACLARA” in December 2004.

The accompanying unaudited condensed financial statements have been prepared by Monogram Biosciences, Inc., also referred to as the Company, Monogram, we, us, or our, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair statement have been included. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other future periods. Certain prior period amounts have been reclassified to be consistent with current period presentation. The condensed balance sheet as of December 31, 2004 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Company recognizes compensation expense for assumed ACLARA options based on the intrinsic value of the option in accordance with APB 25. The entitlement to Contingent Value Rights, “CVRs”, upon exercise of those options causes an indeterminate exercise price for the optionee resulting in variable stock compensation accounting.

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

The Company estimates the fair value of stock options and stock purchase rights at the date of grant using the Black-Scholes option valuation model with the following assumptions for the three and nine months ended September 30, 2005 and 2004: risk-free interest rate of 4.18% and 2.7% in 2005 and 2004, respectively; a weighted-average expected life of stock options from grant date of four years; volatility factor of the expected market price of Monogram Biosciences’ common stock of 100%; and a dividend yield of zero.

6.

MONOGRAM BIOSCIENCES, INC.

For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of the stock options and stock purchase rights are amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net loss:
As reported	$(9,611)	$(1,588)	$(16,283)	$(4,207)
Deduct:
Stock-based compensation adjustment included in reported net loss	(596)	—	(2,026)	—
Deduct:
Stock-based compensation expense for employee awards determined under SFAS 123	(858)	(774)	(2,499)	(2,166)

Pro forma net loss	(11,065)	(2,362)	(20,808)	(6,373)
Preferred stock dividend	—	(91)	(162)	(236)

Pro forma loss applicable to common stockholders	$(11,065)	$(2,453)	$(20,970)	$(6,609)

Loss per common share:
As reported	$(0.08)	$(0.03)	$(0.13)	$(0.08)

Pro forma	$(0.09)	$(0.05)	$(0.17)	$(0.12)

The Company accounts for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued over their service periods, which approximates the vesting period. Stock-based compensation expenses for non-employees were $10,000 and $16,000 for the three months ended September 30, 2005 and 2004, respectively, and $49,000 and $52,000 for the nine months ended September 30, 2005 and 2004, respectively.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R “Share Based Payment”, or SFAS 123R. This statement is a revision to SFAS 123 and supersedes Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, or SAB 107, which provided guidance on the adoption of SFAS 123R such as share-based payment transactions with non-employees, valuation methods, and the classification of compensation expense. In April 2005, the SEC adopted a rule which defers the compliance date of SFAS 123R until 2006 for calendar year companies such as Monogram. Consistent with the new rule, the Company will adopt SFAS 123R in the first quarter of 2006.

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

The impact of the adoption of SFAS 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, the valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. For information about what the Company’s reported results of operations and loss per

7.

MONOGRAM BIOSCIENCES, INC.

common share would have been had the Company adopted SFAS 123, see “Stock-Based Compensation” in Note 1 above. Accordingly, the adoption of SFAS 123R’s fair value method is expected to have a significant impact on the Company’s results of operations, although it will likely have no impact on the Company’s overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company has not yet completed an analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption to be utilized for this new standard.

2. INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. If inventory costs exceed expected market value due to obsolescence or lack of demand, reserves are recorded for the difference between the cost and the market value. These reserves are based on estimates. Inventory consists of the following:

	September 30, 2005	December 31, 2004
	(In thousands)
Raw materials	$710	$658
Work in process	589	401

Total	$1,299	$1,059

3. COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes unrealized gains and losses on the Company’s available-for-sale securities, which are reported separately in stockholders’ equity, under accumulated other comprehensive loss. Comprehensive loss and its components are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Net loss	$(9,611)	$(1,588)	$(16,283)	$(4,207)
Changes in unrealized gain/(loss) on securities available-for-sale	(200)	—	(480)	(1)

Comprehensive loss	$(9,811)	$(1,588)	$(16,763)	$(4,208)

4. LOSS PER COMMON SHARE

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

8.

MONOGRAM BIOSCIENCES, INC.

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

The aggregate purchase consideration comprises (in thousands):

Fair value of Monogram Biosciences’ common stock	$120,308
Fair value of CVRs related to ACLARA common stock outstanding and vested stock options	43,774
Fair value of ACLARA stock options assumed	9,243
Direct transaction costs	4,635

$177,960

The purchase consideration has been allocated based on an estimate of the fair value of assets acquired and liabilities assumed, as follows (in thousands):

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

		$177,960

9.

MONOGRAM BIOSCIENCES, INC.

In connection with the merger with ACLARA, the Company has taken actions to integrate and restructure the former ACLARA operations. The Company relocated the ACLARA personnel and operations from a former ACLARA facility in Mountain View, California to its South San Francisco, California facilities in the second quarter of 2005. A restructuring accrual was established for the costs of vacating and subleasing the Mountain View facility including an estimate of the excess of the Company’s lease costs over its anticipated sublease income and for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. During the second quarter of 2005, the Company increased the restructuring accrual by $1.6 million due to a delay in vacating and subleasing the Mountain View facility. This change to the estimate of completing the currently approved restructuring plans, which were originally recorded in goodwill, has increased goodwill to $9.9 million, as of September 30, 2005. Any additional changes to these estimates for up to one year following the merger consummation date of December 10, 2004 will also be recorded in goodwill. After December 10, 2005, reductions to these estimates will be recorded as an adjustment to goodwill, while increases to the estimates will be recorded in the Company’s results of operations.

The merger with ACLARA resulted in non-cash items being recorded in the statement of operations for the three and nine months ended September 30, 2005. For the three months ended September 30, 2005, other non-operating expense includes $7.2 million related to an unfavorable change in estimated fair value of the liability under the CVRs, and operating expenses include $0.5 million of net favorable stock compensation adjustments, CVR expenses related to vested options during the period and deferred compensation amortization, of which $0.2 million is recorded in research and development, $0.1 million is recorded in sales and marketing and $0.2 million is recorded in general and administrative. For the nine months ended September 30, 2005, other non-operating expense includes $8.5 million related to an unfavorable change in estimated fair value of the liability under the CVRs, and operating expenses include $1.7 million of net favorable stock compensation adjustments, CVR expenses related to vested options during the period and deferred compensation amortization, of which $0.6 million is recorded in research and development, $0.2 million is recorded in sales and marketing and $0.9 million is recorded in general and administrative. These adjustments are primarily the result of the impact of variable accounting due to the CVRs for ACLARA options assumed, and the recognition of expense for the value of CVRs related to ACLARA options that vested during the three and nine months ended September 30, 2005. See “Contingent Value Rights” note below for further details.

6. CONTINGENT VALUE RIGHTS

As part of the purchase consideration in the merger with ACLARA, the Company issued Contingent Value Rights to ACLARA stockholders and is obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. Each CVR represents the right to receive, on June 10, 2006, a potential cash payment, up to $0.88 per CVR, of the amount by which the then-current market value of Monogram Biosciences common stock is less than $2.90 per share. Pursuant to the terms of the related agreement the determination of the current market value of Monogram Biosciences common stock at that date will be based on a formula averaging trading prices during the 15 consecutive trading day period immediately prior to June 10, 2006. The first $0.50 per CVR of any such payment that is made must be made in cash, with the balance of up to $0.38 per CVR being payable, at the Company’s option, in cash, shares of Monogram Biosciences common stock, or a combination of cash and Monogram Biosciences common stock. In addition, holders of the assumed ACLARA options will have the right to receive shares of Monogram Biosciences common stock and CVRs upon the exercise of the assumed option (or applicable cash payment, if any, upon exercise after June 10, 2006). If the current market value of Monogram Biosciences common stock for each trading day in any 30 consecutive trading day period prior to June 10, 2006 is greater than or equal to $3.50, the CVRs will automatically extinguish and will no longer represent the right to receive any amount.

10.

MONOGRAM BIOSCIENCES, INC.

The Company recorded the initial liability under the CVRs as a long-term liability based on the fair value of the liability at the closing date and records adjustments to this liability based on changes in the fair value each quarter as non-operating income or expense in its statement of operations. As of the closing date of the merger, with respect to CVRs issued in respect of common stock outstanding and issuable in respect of assumed vested ACLARA stock options outstanding, the Company estimated fair value using a Black-Scholes based valuation of the underlying CVR securities of $0.66 per CVR, or $43.8 million in the aggregate. Subsequent to the closing of the merger, an active trading market has developed for the CVR securities and the liability was revalued at September 30, 2005 and December 31, 2004 based on the actual closing value of the CVRs on the OTC Bulletin Board of $0.36 and $0.23 per CVR, or in the aggregate $24.0 million and $15.3 million, respectively. In addition, the Company records an additional liability each quarter for additional CVRs related to assumed ACLARA stock options as they vest during each quarter. In June 2005, the CVR liability was reclassified as a current liability since the potential payment is due on June 10, 2006. The Company recorded $138,000 and $283,000 for additional CVRs related to the stock options assumed that vested during the three and nine months ended September 30, 2005, respectively.

7. COMMITMENTS AND CONTINGENCIES

Commitments

At September 30, 2005, the Company leased a building with 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides the Company with an option to extend the term for an additional ten years. In addition, at September 30, 2005, the Company subleased approximately 27,000 square feet in South San Francisco, California. This sublease expires in December 2006 and provides the Company with an option to extend the term for one year.

As a result of the merger with ACLARA, the Company assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. This lease expires in July 2009. The Company relocated the employees and operations from that facility to the South San Francisco facilities in the second quarter of 2005 and is currently seeking a subtenant for this space. Included in the table below is approximately $5.1 million of lease obligation related to this facility. The Company also assumed a loan agreement for leasehold improvements at an interest rate of 8.5% per annum. The loan matures on July 1, 2009 and the amount outstanding at September 30, 2005 was $329,000 of which $76,000 is included in current liabilities and $253,000 is included in long-term liabilities.

In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.2 million in 2005; $0.7 million in 2006; $1.5 million in 2007; $1.6 million in 2008; $1.6 million in 2009 and $2.3 million from 2010 to 2011.

In August 2005, the Company entered into a loan agreement of $0.7 million to finance its insurance premiums at an interest rate of 6.75% per annum. The loan will be repaid in monthly installments through May 2006.

In September 2005, the Company entered into a capital lease agreement for $0.3 million of equipment at an interest rate of 7.8% per annum. The lease will be repaid in monthly installments through September 30, 2008.

11.

MONOGRAM BIOSCIENCES, INC.

At September 30, 2005, future minimum payments, excluding the lease assignment guarantee described above, are as follows:

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	Total
	(In thousands)
Loans	$751	$201	$92	$1,044
Capital leases	132	260	—	392
Operating leases	3,018	4,931	2,802	10,751

Total	$3,901	$5,392	$2,894	$12,187

In connection with the merger with ACLARA, the Company issued CVRs to ACLARA stockholders and will issue CVRs to holders of ACLARA stock options upon future exercise of those options. Each CVR represents the right to receive, on June 10, 2006, a potential cash payment, up to $0.88 per CVR. The maximum aggregate amount payable by us under the contingent value rights is currently estimated to be approximately $54.5 million, based on approximately 61.9 million CVRs outstanding as of September 30, 2005. If this total amount becomes due, the Company must pay the first $30.9 million in cash, and may, at the Company’s option, pay the remaining $23.6 million balance in cash, shares of the Company’s common stock or a combination of the two. In addition, the maximum amount payable under the CVRs will increase by $5.8 million if all assumed ACLARA stock options are exercised. As of September 30, 2005, 0.8 million shares of assumed ACLARA options were exercised. See “Contingent Value Rights” note to the financial statements for further discussion.

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

ACLARA, with which the Company merged, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001 and is now captioned ACLARA BioSciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering, or IPO, as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s March 20, 2000 IPO through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market. The complaint also alleges that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers who went public between 1998 and 2000 have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including ACLARA defendants) was filed by the entire group of issuer defendants in these similar actions. On February 19, 2003, the Court in this action issued its decision on the defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to ACLARA but denied the motion to dismiss Section 11 claim as to ACLARA and virtually all of the other defendants. On June 26, 2003, the plaintiffs in the consolidated class action lawsuits announced a proposed settlement with ACLARA and the other issuer defendants. The proposed settlement, which was approved by ACLARA’s board of directors, provides that the insurers of all settling issuers will guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling issuers will make up the difference. Under the proposed settlement, the maximum amount that could be charged to ACLARA’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would be approximately $3.9 million. The Company believes that ACLARA had sufficient insurance coverage to cover the maximum amount that

12.

MONOGRAM BIOSCIENCES, INC.

the Company may be responsible for under the proposed settlement. On August 31, 2005, the Court granted unconditional preliminary approval of the proposed settlement. The Court set the settlement fairness hearing for April 24, 2006. At the fairness hearing, the Court will decide whether the settlement is fair, reasonable, and adequate for all class members, and whether to grant final approval of the settlement. While the Federal District Court has preliminarily approved the settlement it is possible that the Court may not give its final approval to the settlement in whole or part. If a final settlement is not reached or is not approved by the Court, the Company believes that it has meritorious defenses and intends to vigorously defend against the suit. As a result of this belief, no liability for this suit has been recorded in the accompanying financial statements. However, the Company could be forced to incur significant expenses in the litigation, and in the event there is an adverse outcome, its business could be harmed.

8. CAPITAL STOCK

Authorized Common Stock

In 2004, Monogram Biosciences’ stockholders approved an increase to the number of authorized shares of the Company’s common stock from 100,000,000 shares to 200,000,000 shares.

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

For the nine months ended September 30, 2005, the Company received $5.7 million in cash proceeds from the exercise of warrants for approximately 5.2 million shares of common stock. In addition, the Company issued 2.5 million shares of common stock upon net warrant exercises. As of September 30, 2005, the outstanding warrants are exercisable for approximately 2.4 million shares of common stock.

9. RESTRUCTURING

In connection with the merger with ACLARA, the Company has taken actions to integrate and restructure the former ACLARA operations. The Company relocated the ACLARA personnel and operations from the facility in Mountain View, California to the Company’s South San Francisco facilities in the second quarter of 2005. A restructuring accrual was established for the costs of vacating and subleasing the Mountain View facility including an estimate of the excess of the Company’s lease costs over the Company’s anticipated sublease income and for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. In addition, a restructuring accrual of $1.1 million was established for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. During the second quarter of 2005, the Company increased the restructuring accrual by $1.6 million due to a delay in vacating and subleasing the Mountain View facility. This change to the estimates of completing the currently approved restructuring plans, which were originally recorded in goodwill, has increased goodwill to $9.9 million, as of September 30, 2005. Any additional changes to these estimates for up to one year following the merger consummation date of December 10, 2004 will also be recorded in goodwill. After December 10, 2005, reductions to these estimates will be recorded as an adjustment to goodwill, while increases to the estimates will be recorded in the Company’s results of operations.

13.

MONOGRAM BIOSCIENCES, INC.

The following table sets forth an analysis of the components of the restructuring charges:

	Abandonment of Facilities	Severance	Total
	(In thousands)
Liabilities assumed in merger with ACLARA	$3,000	$1,054	$4,054
Amounts paid in cash	(24)	—	(24)

Balance at December 31, 2004	2,976	1,054	4,030
Amounts paid in cash	(875)	(969)	(1,844)
Change in estimate for restructuring costs related to Mountain View facility	1,645	—	1,645

Balance at September 30, 2005	$3,746	$85	$3,831

Current portion	$1,578	$85	$1,663

Non-current portion	$2,168	$—	$2,168

Other Severance Costs

Following the Company’s merger with ACLARA, the Company entered into a severance agreement with a former executive and recorded a severance charge of $0.2 million in the statement of operations for the year ended December 31, 2004 of which $150,000 was paid as of September 30, 2005.

On September 28, 2005, the Company entered into a separation and release agreement with its Chief Technical Officer, Oncology, and recorded a severance charge of $0.4 million in the statement of operations for the three months ended September 30, 2005 of which none has been paid as of September 30, 2005.

14.

MONOGRAM BIOSCIENCES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

OVERVIEW

On September 6, 2005, we changed our name from ViroLogic, Inc. to Monogram Biosciences, Inc. This new name is intended to reflect our commitment to extend our efforts in individual medicine beyond viral diseases and into oncology and other serious diseases.

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

Over the last several years, we have built a business based on the personalized medicine approach in HIV drug resistance testing. With our merger with ACLARA BioSciences, Inc., or ACLARA, in December 2004, we intend to leverage the experience and infrastructure we have built in the HIV market to the substantially larger market opportunity of cancer testing products utilizing the proprietary eTag technology. We were incorporated in the state of Delaware in November 1995 and commenced commercial operations in 1999. Our revenues have grown in each year since the commencement of commercial operations as our tests for HIV drug resistance have been adopted more broadly. We have two sources of revenue related to HIV- from testing of patient samples and from testing services provided to pharmaceutical companies in their clinical trials. Our Co-receptor Tropism Assay is being used for selection and monitoring of patients in phase III clinical trials of a new class of entry inhibitor drugs for HIV, called CCR5 Entry Inhibitors. One of these trials was initiated by a pharmaceutical company customer in late 2004 and has been a significant source of revenue in 2005. This trial is ongoing. An additional phase III trial was initiated by a second pharmaceutical company customer in July 2005, although in October 2005 this trial was terminated due to observed liver toxicity in patients in the phase III trial and a related phase II trial. Testing for a third phase III trial sponsored by a third pharmaceutical company customer was anticipated in the fourth quarter of 2005, although in this case a related phase II trial has recently been terminated by the same customer due to a return of detectable virus in some patients late in therapy compared to the control regimen, and the timing for the phase III trial is not known. We are currently generating oncology-related revenues from pharmaceutical companies that are evaluating our eTag technology. We are working with several of these pharmaceutical and biotechnology companies to develop more substantial collaborations and expect to make our first oncology test available to patients in 2006. Our first oncology test cannot be made available to patients until we have completed transfer of the eTag assays from the research setting into our CLIA certified laboratory and until sufficient clinical data has been generated.

We have incurred losses each year since inception. As of September 30, 2005, we had an accumulated deficit of approximately $204.0 million. We expect to incur additional operating losses at least through 2006 as we complete the development of the eTag technology, transfer the assays into the clinical laboratory, conduct clinical studies and develop the commercial infrastructure to support a commercial launch of our first oncology test.

MERGER WITH ACLARA BIOSCIENCES, INC.

On December 10, 2004, we completed our merger with ACLARA, a Delaware corporation, pursuant to an Agreement and Plan of Merger and Reorganization dated May 28, 2004 as amended on October 18, 2004, or the Merger Agreement. Under the terms of the Merger Agreement, each outstanding share of ACLARA common stock was exchanged for 1.7 shares of our common stock and 1.7 Contingent Value Rights, or CVRs. We issued 61.9 million shares of common stock valued at $1.94 per share. The fair value of our common stock utilized in determining the purchase price was derived using our average stock price for the period two days before through two days after the amended terms of the acquisition were agreed to and announced on October 19, 2004. The CVRs are governed by a Contingent Value Rights Agreement and are described in more detail in “Contingent Value Rights” note in Item 1. The transaction has been accounted for as a business combination and accordingly the assets acquired and liabilities assumed have been recorded at their respective fair values. We engaged independent valuation specialists to assist us in determining the fair values of the assets acquired and liabilities assumed. Such a valuation requires us to make significant estimates and assumptions, particularly with regard to the valuation of intangible assets.

15.

MONOGRAM BIOSCIENCES, INC.

CVRs issued in connection with the merger with ACLARA resulted in other non-operating expense of $7.2 million and $8.5 million for the three and nine months ended September 30, 2005, respectively, due to changes in fair value of the estimated liability under the CVRs. In addition, during the three months ended September 30, 2005 we recorded a net favorable adjustment in operating expenses related to variable accounting for assumed ACLARA stock options with CVRs attached, amortization of deferred compensation and CVR expenses related to vested options as follows: $0.2 million to research and development, $0.1 million to sales and marketing and $0.2 million to general and administrative. For the nine months ended September 30, 2005 we recorded a net favorable adjustment in operating expenses as follows: $0.6 million to research and development, $0.2 million to sales and marketing and $0.9 million to general and administrative.

In connection with our merger with ACLARA, we have taken actions to integrate and restructure the former ACLARA operations. We relocated the ACLARA personnel and operations from the facility in Mountain View, California to our South San Francisco, California facilities in the second quarter of 2005. A restructuring accrual was established for the costs of vacating and subleasing the Mountain View facility including an estimate of the excess of our lease costs over our anticipated sublease income and for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. The accrual established at the closing of the merger related to the Mountain View facility was $3.0 million. In addition, a restructuring accrual of $1.1 million was established for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. During the second quarter of 2005, we increased the restructuring accrual by $1.6 million due to a delay in vacating and subleasing the Mountain View facility. This change to the estimates of completing the currently approved restructuring plans, which were originally recorded in goodwill, has increased goodwill to $9.9 million, as of September 30, 2005. Any additional changes to these estimates for up to one year following the merger consummation date of December 10, 2004 will also be recorded in goodwill. After December 10, 2005, reductions to these estimates will be recorded as an adjustment to goodwill, while increases to the estimates will be recorded in our results of operations.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Product revenue	$12,136	$7,977	$31,994	$25,351
Contract revenue	1,002	645	3,552	1,520

Total revenue	$13,138	$8,622	$35,546	$26,871

Revenue. Revenue was $13.1 million and $35.5 million for the three and nine months ended September 30, 2005, compared to $8.6 million and $26.9 million for the corresponding periods in 2004.

Product revenue comprises revenue from our HIV testing services. The increase in product revenues was primarily due to the use of our testing services, including our HIV Co-Receptor Tropism Assay, in phase III clinical trials of a new class of HIV drugs called CCR5 Entry Inhibitors. One of these trials was initiated by a pharmaceutical company customer in late 2004 and has been a significant source of revenue in 2005. This trial is ongoing. An additional phase III trial was initiated by a second pharmaceutical company customer in July 2005, although in October 2005 this trial was terminated. Testing for a third phase III trial sponsored by a third pharmaceutical company customer was anticipated in the fourth quarter of 2005, although in this case a related phase II trial has recently been terminated by the same customer due to a return of detectable virus in some patients late in therapy compared to the control regimen, and the timing for the phase III trial is not known.

16.

MONOGRAM BIOSCIENCES, INC.

We believe that the use of our tests in clinical trials for CCR5 Entry Inhibitor drugs may continue to be a significant factor in our revenues in the remainder of 2005 and in 2006, but cannot predict the success, failure or possible future termination of such trials. Failure of the CCR5 class of drugs as a whole, or discontinuation or postponement of any one or more CCR5 related clinical trials could have a negative impact on our revenues.

Contract revenue consists of revenues from eTag and oncology collaborations with pharmaceutical and biotechnology companies as well as NIH research grants and other non-product revenue. These revenues increased primarily due to the inclusion of $0.6 million and $1.7 million of revenue from eTag and oncology collaborations for the three and nine months ended September 30, 2005. We are currently generating oncology-related revenues from pharmaceutical and biotechnology companies that are evaluating our eTag technology. We are working with several of these pharmaceutical and biotechnology companies to develop more substantial collaborations and expect to make our first oncology test available to patients in 2006. This is expected to occur upon completion of transferring the eTag assays from the research setting into our CLIA certified laboratory and after sufficient clinical data is generated. We have an active program of applying for NIH funding and currently have seven active grants that we believe will help support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics.

We anticipate quarterly variations in revenue due primarily to fluctuations in the timing of various planned and ongoing clinical studies conducted by pharmaceutical companies.

We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 22% and 23%, respectively, of our revenue for the three and nine months ended September 30, 2005, compared to approximately 29% and 30%, respectively, for the corresponding periods in 2004. Pfizer Incorporated represented approximately 21% and 17%, respectively, of our total revenue for the three and nine months ended September 30, 2005, compared to approximately 5% and 7%, respectively, for the corresponding periods in 2004. Quest Diagnostics Incorporated represented approximately 11% of our total revenue for the three and nine months ended 2005, compared to approximately 14% and 11%, respectively, for the corresponding periods in 2004. The agreement with Quest expired in April 2005, but the parties continue to operate pursuant to its pricing terms while we negotiate a renewal.

Cost of product revenue. Cost of product revenue was $5.4 million and $14.7 million for the three and nine months ended September 30, 2005, compared to $4.2 million and $13.1 million for the corresponding periods in 2004. Included in these costs are materials, supplies, labor and overhead related to product revenue. Gross margins increased to 55.5% and 54.0% for the three and nine months ended September 30, 2005 from 48% in the corresponding periods of 2004. The increase was primarily due to the benefit of higher volumes provided by the growth in pharmaceutical testing revenue and the increased percentage of total revenue represented by pharmaceutical testing revenue. We anticipate that gross margin on product revenue will continue to be favorably affected by these factors.

Research and development. Research and development costs were $4.8 million and $13.7 million for the three and nine months ended September 30, 2005, compared to $1.6 million and $4.6 million for the corresponding periods in 2004. The increase was primarily due to costs incurred related to oncology and eTag research and development programs. In addition, we recorded adjustments from stock based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period. For the three months and nine months ended September 30, 2005, these adjustments were favorable by $0.2 million and $0.6 million, respectively. With the completion of our merger with ACLARA, we have expanded our business focus from infectious diseases to include both infectious diseases and oncology, and with the integration of the former ACLARA operations into our operations, our research and development expenditures have increased. In addition, we expect to incur additional expenses as we increase our expenditures on oncology programs in preparation for a planned introduction of commercial products. During 2005, we are incurring expenses to transfer the eTag assays from the research setting to our CLIA certified clinical laboratory and to generate clinical data in support of a commercial launch of eTag assays. The successful development of our products is highly uncertain. Completion dates and research and development expenses can vary significantly for each product and are difficult to predict.

17.

MONOGRAM BIOSCIENCES, INC.

Our products in development for HIV and other infectious diseases target viral diseases and reflect a number of approaches to assessing resistance in individual patients to particular drugs. Our product lines overlap and most of our research and development activities in infectious diseases are advancing multiple potential product lines. Due to this substantial overlap, we do not track costs on a project by project basis, except for the costs related to certain contract revenue. A portion of our infectious disease research and development expenses are funded by grants and commercial contracts. The following table sets out our costs that are included in research and development expenses that are associated with such revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
NIH Grants:
HIV assays	$288	$510	$1,392	$1,157
HIV database	85	68	206	154
HCV assay	45	67	249	209
Commercial assay development and other projects	584	—	1,705	—

Total	$1,002	$645	$3,552	$1,520

Below is a summary of our products in development for HIV and other infectious diseases.

Infectious disease products in development	Status
Replication Capacity HIV, a measurement of fitness	In development (1)

PhenoSense HIV Entry and GeneSeq HIV Entry Assays, entry inhibitor assays	In development (2)

PhenoSense and GeneSeq HIV Integrase	In development (3)

PhenoSense HIV Vaccine Entry, an entry neutralization assay	In development (4)

PhenoSense HCV, a phenotypic hepatitis C test	In development (5)

GeneSeq HCV, a genotypic hepatitis C test	In development (5)

(1)	The Replication Capacity HIV assay is validated in our clinical laboratory and the test is currently made available, at no additional charge, to both pharmaceutical company customers and for patient testing. As clinical data is generated, this may be offered in the future as a standalone product for patient testing. With NIH grant funding, clinical data is being generated for this assay.
(2)	The PhenoSense HIV Entry Assay is validated for research purposes and is made available to pharmaceutical company customers. The GeneSeq HIV Entry Assay is in development. With NIH funding, additional development work is being conducted on these assays.
(3)	The PhenoSense and GeneSeq HIV Integrase assays are made available to pharmaceutical company customers. Development is ongoing. With NIH funding, additional development work is being conducted on these assays.
(4)	The PhenoSense HIV Vaccine Entry assay is validated for research purposes and is made available to pharmaceutical company customers. Development has been ongoing and an NIH grant has been awarded in 2005 to continue the research and development related to the use of our assays in vaccine development.
(5)	GeneSeq HCV assay is validated for research use and along with the PhenoSense HCV assay is made available to pharmaceutical company customers.

Following our merger with ACLARA, some of our research and development expenditures are now directed at continuing the research and development of the eTag System. Our eTag technology has potential application as a

18.

MONOGRAM BIOSCIENCES, INC.

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

Oncology products in development	Status
Clinical assays for use in clinical trials by pharmaceutical and biotechnology customers	In development (1)
Clinical assays for diagnostic use in patient testing	In development (2)

(1)	Completion of clinical assays for use in clinical trials by pharmaceutical and biotechnology customers is dependent on additional research and development and clinical studies in collaboration with pharmaceutical and biotechnology companies. Such research and development and clinical studies are expected to be time-consuming, and could exceed one year.
(2)	Completion of clinical assays for diagnostic use in patient testing is dependent on the successful completion of additional research and development and clinical studies both in collaboration with pharmaceutical and biotechnology companies and in multiple and broader clinical studies that provide data that will enable physicians to utilize the tests. Completion of patient testing assays will also require the development and validation of an assay in a CLIA clinical laboratory-certified format. Successful completion of such research and development and clinical studies is expected to be time-consuming, and could exceed one year.

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

Sales and marketing. Sales and marketing expenses were $3.1 million and $8.9 million for the three and nine months ended September 30, 2005, compared to $2.4 million and $7.1 million for the corresponding periods in 2004. This increase was primarily attributable to the expansion of our sales force, business development organization and increased marketing programs related to our products. In addition, we recorded adjustments from stock based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period. For the three months and nine months ended September 30, 2005, these adjustments were favorable by $0.1 million and $0.2 million, respectively. We expect sales and marketing expenses to increase significantly from 2004 and current levels due to increase in sales and marketing activities related to our HIV products, hiring additional management and other personnel and expansion of programs in preparation for the introduction of oncology products.

General and administrative. General and administrative expenses were $2.8 million and $7.7 million for the three and nine months ended September 30, 2005, compared to $2.0 million and $5.8 million for the corresponding periods in 2004. The increase was primarily due to an increase in professional services fee, personnel costs and other administrative costs reflecting the increased scope of our operations. In addition, we recorded adjustments from stock based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached

19.

MONOGRAM BIOSCIENCES, INC.

and CVR expenses related to vested options during the period. For the three months and nine months ended September 30, 2005, these adjustments were favorable by $0.2 million and $0.9 million, respectively. We expect general and administrative expenses in 2005 to increase from 2004 levels to support the administrative infrastructure required to support growth of the business.

Stock Based Compensation. In connection with our merger with ACLARA, we recorded as operating expense adjustments related to variable accounting for assumed ACLARA stock options, deferred compensation amortization and CVR expenses related to vested options during the three and nine months ended September 30, 2005 as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In thousands)
Research & development	$(152)	$(618)
Sales & marketing	(50)	(182)
General & administrative	(257)	(944)

	$(459)	$(1,744)

These items are expected to continue to have an effect on results of operations in future quarters and this impact may be material.

In connection with our merger with ACLARA, $0.3 million of the purchase consideration was allocated to deferred compensation. Included in the table above is amortization of deferred stock based compensation of $40,000 and $155,000 for the three and nine months ended September 30, 2005.

In addition, stock-based compensation expenses for non-employees were $10,000 and $16,000 for the three months ended September 30, 2005 and 2004, respectively, and $49,000 and $52,000 for the nine months ended September 30, 2005 and 2004, respectively.

We expect that our reported expenses will be impacted by stock based compensation primarily related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options in the future, and in the first quarter of 2006 by the implementation of SFAS 123R which will require the recognition of expense for all stock options.

The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on, among other things, the levels of share-based payments granted in the future, the method of adoption and the option valuation method used.

Lease termination charge. In March 2004, we terminated a lease for our original laboratory and office space of approximately 25,000 square feet in South San Francisco, California. Under the terms of the lease termination agreement, we recorded a charge of $433,000 primarily related to the termination payment and the write-off of the net carrying value of the related leasehold improvements. This early termination enabled us to eliminate operating expenses related to this lease going forward and reduce our aggregate remaining lease obligation by approximately half.

Interest and other income, net. Interest and other income, net was $0.6 million and $1.7 million for the three and nine months ended September 30, 2005 compared to $19,000 and $40,000 for the corresponding periods in 2004. The increase was primarily due to our increased level of cash and cash investments. In addition, higher yields are being earned as a result of increased interest rates.

Contingent value rights revaluation. Our liability under the CVRs was recorded at the closing of our merger with ACLARA at fair value, estimated using a calculation based on a Black-Scholes valuation of the underlying CVR securities of $0.66 per CVR. Because subsequent to the closing of the merger, an active trading market had been established, this liability was revalued based on the actual closing price of the CVRs on the OTC Bulletin Board, or $0.36 per CVR at September 30, 2005. For the three and nine months ended September 30, 2005, this revaluation led to $7.2 million and $8.5 million unfavorable adjustments to the liability and is reflected as non-operating expense in the statement of operations. Further revaluations will be performed each quarter while the CVRs remain outstanding. These revaluations will be based on the then market value of the CVRs on the OTC Bulletin Board which renders the potential revaluation amounts highly unpredictable.

20.

MONOGRAM BIOSCIENCES, INC.

Preferred stock dividend. We recorded preferred stock dividends of $162,000 for the nine months ended September 30, 2005 compared to $0.1 million and $0.2 million for the three and nine months ended September 30, 2004, respectively. The Series A Preferred Stock issued in 2001 bore dividends payable twice a year in shares of common stock. In June 2005, all outstanding shares of Series A Preferred Stock were converted to common stock.

LIQUIDITY AND CAPITAL RESOURCES

We expect our available cash and cash equivalents, short-term investments and short-term restricted cash of $69.8 million at September 30, 2005, funds provided by the sale of our products, contract revenue, and borrowing under equipment financing arrangements will be adequate to fund our operations at least for the next twelve months.

We have funded our operations since inception primarily through public and private sales of common and preferred stock, equipment financing arrangements, product revenue and contract revenue. In particular, we have completed three private financings since our initial public offering in May 2000. In addition, during 2004 as the result of the merger with ACLARA, we acquired $74.8 million in cash and short term investments. Although we expect our operating and capital resources will be sufficient to meet future requirements at least for the next twelve months, we may have to raise additional funds to continue the development and commercialization of our eTag technology, to make our Co-receptor Tropism Assay available outside of the U.S., to make any required payments under our outstanding CVRs and to support our business operations in general. These funds may not be available on favorable terms, or at all. If adequate funds are not available on commercially reasonable terms, we may be required to curtail operations significantly or sell significant assets and may not be able to continue as a going concern. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.

Net cash used in operating activities was $8.8 million and $0.3 million for the nine months ended September 30, 2005 and 2004, respectively. Cash flows from operating activities can vary significantly due to various factors including changes in accounts receivable, accrued liabilities and deferred revenue related to new arrangements with customers. The average collection period of our accounts receivable as measured in days sales outstanding can vary and is dependent on various factors, including the type of revenue (i.e. patient testing, pharmaceutical company testing or contract revenue), the payment terms related to that revenue, and whether the related revenue was recorded at the beginning or end of a period.

Net cash provided by investing activities of $0.8 million for the nine months ended September 30, 2005, resulted primarily from proceeds from maturities and sales (net of purchases) of short-term investments offset by payment of transaction costs related to our merger with ACLARA amounting to $4.7 million, capital expenditures of $2.7 million and costs associated with acquiring other assets. Net cash used in investing activities of $1.8 million for the nine months ended September 30, 2004 resulted primarily from payment of transaction costs related to our merger with ACLARA.

Net cash provided by financing activities of $7.4 million for the nine months ended September 30, 2005 resulted primarily from $5.7 million in proceeds from the exercise of warrants for approximately 5.2 million shares of common stock, offset by payments on loans and capital lease obligations. Net cash provided by financing activities of $0.5 million for the nine months ended September 30, 2004, resulted primarily from common stock issuance and loan proceeds, partially offset by payments on loans and capital lease and stock issuance costs.

At September 30, 2005, we leased a building with 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides us with an option to extend the term for an additional ten years. In addition, at September 30, 2005, we subleased approximately 27,000 square feet in South San Francisco, California. This sublease expires in December 2006 and provides us with an option to extend the term for one year.

As a result of the merger with ACLARA, we assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. This lease expires in July 2009. We relocated the employees and operations from that facility to the South San Francisco facilities in the second quarter of 2005 and are currently seeking a subtenant for this space. Included in the table below is approximately $5.1 million of lease obligation related to this facility. We also assumed a loan agreement for leasehold improvements at an interest rate of 8.5% per annum. The loan matures on July 1, 2009 and the amount outstanding at September 30, 2005 was $329,000 of which $76,000 is included in current liabilities and $253,000 is included in long-term liabilities.

21.

MONOGRAM BIOSCIENCES, INC.

In June 2002, we assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In the event of default by the assignee, we would be contractually obligated for payments under the lease of: $0.2 million in 2005; $0.7 million in 2006; $1.5 million in 2007; $1.6 million in 2008; $1.6 million in 2009 and $2.3 million from 2010 to 2011.

In August 2005, we entered into a loan agreement of $0.7 million to finance our insurance premiums at an interest rate of 6.75% per annum. The loan will be repaid in monthly installments through May 2006.

In September 2005, we entered into a capital lease agreement for $0.3 million of equipment at an interest rate of 7.8% per annum. The lease will be repaid in monthly installments through September 30, 2008.

At September 30, 2005, future minimum payments, excluding the lease assignment guarantee described above, are as follows:

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	Total
	(In thousands)
Loans	$751	$201	$92	$1,044
Capital leases	132	260	—	392
Operating leases	3,018	4,931	2,802	10,751

Total	$3,901	$5,392	$2,894	$12,187

In connection with the merger with ACLARA, the Company issued CVRs to ACLARA stockholders and will issue CVRs to holders of ACLARA stock options upon future exercise of those options. Each CVR represents the right to receive, on June 10, 2006, a potential cash payment, up to $0.88 per CVR. The maximum aggregate amount payable by us under the contingent value rights is currently estimated to be approximately $54.5 million, based on approximately 61.9 million CVRs outstanding as of September 30, 2005. If this total amount becomes due, we must pay the first $30.9 million in cash, and may, at our option, pay the remaining $23.6 million balance in cash, shares of our common stock or a combination of the two. In addition, the maximum amount payable under the CVRs will increase by $5.8 million if all assumed ACLARA stock options are exercised and additional CVRs are issued to the option holders. As of September 30, 2005, 0.8 million shares of assumed ACLARA options were exercised. See “Contingent Value Rights” note to the financial statements for further discussion.

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

In oncology, our eTag technology has been used in a research setting by pharmaceutical and biotechnology companies and has been evaluated by these companies for use as an aide in clinical trials. We plan to deliver a

22.

MONOGRAM BIOSCIENCES, INC.

testing service for use by both pharmaceutical companies and physicians in connection with the treatment of cancer patients through our existing clinical laboratory. Additionally we may develop test kits that may be subject to the regulatory authority of the FDA. To market FDA-approved test kits we will have to develop a manufacturing facility that is compliant with the FDA’s Good Manufacturing Procedures, or GMP, regulations, or develop a partnership with a third party that operates such a facility. For both approaches to commercializing our eTag technology, we will have to conduct clinical studies, expand our laboratory facilities and expand our sales and marketing organization and promotional programs. Clinical studies will be required to provide physicians with the data on which they may base their decisions to utilize the testing products, and in the case of FDA-approved test kits, to satisfy FDA requirements. For all these reasons, we expect our operating and capital expenditures will increase in the future as we commercialize testing services and kits.

During 2005, we made capital expenditures of approximately $2.7 million, primarily to expand and reconfigure our South San Francisco, California, facilities to accommodate our oncology operations, including the personnel and equipment relocated from ACLARA’s former facility in Mountain View, California. While we do not currently have any additional material commitments for future capital expenditures and currently expect our existing facilities to be adequate for our anticipated business level in 2005, we expect that we will have additional requirements for facilities and capital expenditures in 2006 and later years as we expand our clinical laboratory to accommodate commercial availability of eTag assays for oncology, potentially establish an FDA compliant manufacturing facility and make our HIV and oncology assays available globally in support of drugs for which our tests may be important diagnostics.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R “Share Based Payment”, or SFAS 123R. This statement is a revision to SFAS 123 and supersedes Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, or SAB 107, which provided guidance on the adoption of SFAS 123R such as share-based payment transactions with non-employees, valuation methods, and the classification of compensation expense. In April 2005, the SEC adopted a new rule which defers the compliance date of SFAS 123R until 2006 for calendar year companies such as Monogram Biosciences. Consistent with the new rule, we will adopt SFAS 123R in the first quarter of 2006.

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

23.

MONOGRAM BIOSCIENCES, INC.

The impact of the adoption of SFAS 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, the valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. For information about what our reported results of operations and loss per common share would have been had we adopted SFAS 123, see “Stock-Based Compensation” in Note 1 to the financial statements included in this Quarterly Report on Form 10-Q. Accordingly, the adoption of SFAS 123R’s fair value method is expected to have a significant impact on our results of operations, although it will likely have no impact on our overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We have not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption to be utilized for this new standard.

RISK FACTORS RELATED TO OUR BUSINESS

Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed elsewhere in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and throughout this report . Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock and/or contingent value rights.

We have not achieved profitability and we anticipate continuing losses, which may cause our stock price to fall.

We have experienced significant losses each year since inception, and we expect to continue to incur additional losses as we complete the development of the eTag technologies and commercialize products for oncology. We have experienced losses applicable to common stockholders of $16.4 million for the nine months ended September 30, 2005. As of September 30, 2005, we had an accumulated deficit of approximately $204.0 million, including a charge in 2004 of $100.6 million for in-process research and development related to our merger with ACLARA. Though we recorded a net profit in the second quarter of 2005, due to the favorable adjustment to the CVR liability, we have not achieved profitability on an annualized basis. We expect to continue to incur losses, primarily as a result of expenses related to:

•	expanding patient and pharmaceutical company sample processing capabilities;

•	research and product development costs, including the continued development and validation of the eTag technology and products based on that technology;

•	clinical studies to validate the effectiveness of eTag assays as tests for responsiveness of cancer patients to particular cancer therapies;

•	sales and marketing activities related to existing and planned products, including the development of a sales organization focused on the oncology market;

•	development of operational and sales and marketing infrastructure to support the availability of our Co-receptor Tropism Assay outside of the U.S.;

•	additional clinical laboratory and research space and other necessary facilities;

•	costs of assimilating the ACLARA organization and technology;

•	general and administrative costs;

•	potential charges related to marking to market the liability for the CVRs;

•	charges for stock based compensation related to assumed ACLARA options and the related CVRs issuable upon their exercise; and

•	charges for stock based compensation resulting from the implementation of SFAS 123R in the first quarter of 2006.

24.

MONOGRAM BIOSCIENCES, INC.

If our losses continue, our liquidity may be impaired, our stock price may fall and our stockholders may lose part or all of their investment.

Our potential payments to holders of contingent value rights, which may be greater than currently estimated, would decrease our liquidity and could cause dilution to our stockholders.

Under the terms of the contingent value rights, we are obligated to make a payment to the holders of contingent value rights on June 10, 2006 if the volume weighted mean of the sales prices of our common stock for the 15 trading days prior to June 10, 2006 is less than $2.90 (unless the CVRs have been automatically extinguished earlier, in accordance with their terms). The maximum aggregate amount payable by us under the contingent value rights is currently estimated to be approximately $54.5 million, based on approximately 61.9 million CVRs outstanding as of September 30, 2005. If the total amount becomes due, we must pay the first $30.9 million in cash, and may, at our option but subject to certain limitations, pay the remaining $23.6 million balance in cash, shares of our common stock or a combination of the two. In addition, the maximum amount payable under the CVRs will increase by $5.8 million if all assumed ACLARA stock options are exercised. As of September 30, 2005, 0.8 million shares of assumed ACLARA options were exercised. We can make no assurances as to the timing or extent of any option exercise activity. If the conditions requiring us to make payments to the holders of contingent value rights are satisfied and all assumed ACLARA options are exercised, we would be required to pay up to approximately $60.3 million, which would result in a decrease in liquidity, which may adversely impact our ongoing business.

If we are required to make the maximum payment under the CVRs, we may have insufficient cash balances to make this entire payment in cash, and if we did have sufficient cash balances and elected to make part or all of the payment in cash our liquidity would be significantly and adversely affected. If we elected to make a portion of any CVR payment in shares of our common stock, existing stockholders could suffer significant dilution of their Monogram Biosciences holdings. Even if we are not required to make the maximum payment, we may be required to make a substantial payment in cash and such payment would have a significant adverse effect on our liquidity.

New entry inhibitor drugs for treatment of HIV may not be successful in clinical trials, trials may be terminated and if successful, the drugs may not require our testing services when approved. If the drugs are approved by FDA and require our testing services, we may not be able to adequately meet the demand for these services in all markets.

Our testing services, including our HIV Co-Receptor Tropism Assay, have been used by certain pharmaceutical company customers in phase III clinical trials of the new class of CCR5 Entry Inhibitor drugs. One of these trials was initiated by a pharmaceutical company customer in late 2004 and has been a significant source of revenue in 2005. This trial is ongoing. An additional phase III trial was initiated by a second pharmaceutical company customer in July 2005, although in October 2005 this trial was terminated as a result of observed liver toxicity in the Phase III trial and related Phase II trial. Testing for a third phase III trial sponsored by a third pharmaceutical company customer was anticipated in the fourth quarter of 2005, although in this case a related phase II trial has recently been terminated by the same customer due to a return of detectable virus in some patients late in therapy compared to the control regimen, and the timing for the phase III trial is not known. The use of our testing services in these programs has generated additional pharmaceutical testing revenues in the first nine months of 2005. Pfizer, the customer whose phase III trial was initiated in late 2004 and is ongoing, accounted for 17% of our total revenue in the nine months ended September 30, 2005. As additional patients are screened and enrolled in these trials, this could continue to be an important source of pharmaceutical testing revenues and if the drugs get approved this could also be a source of future patient testing revenues. However, the progress of such clinical trials and the likelihood of trials being successful and the drugs receiving FDA approval are subject to significant uncertainty and are determined by factors outside of our control. Difficulties encountered by our pharmaceutical company customers related to patient enrolment, drug performance, regulatory considerations and other factors could cause the trials to be delayed or terminated, as has already happened as described above. If additional such events occurred, our pharmaceutical testing revenues would be adversely affected and could decline. If safety or efficacy concerns arise related to the entire class of CCR5 Entry Inhibitor drugs, all clinical trials related to this class of drugs could be terminated, which would abruptly and negatively impact our revenues. There is also no

25.

MONOGRAM BIOSCIENCES, INC.

guarantee that our testing services will be required or used by physicians if the drugs are approved by the FDA. If such use does not develop after approval then these drugs will not generate significant future patient testing revenues. If the drugs are approved and our testing services are required for these drugs, we may not be able to deliver our testing services on a global basis in support of the drugs, which could damage our market position, adversely affect our business, and cause our revenues to decline.

We derive a significant portion of our revenues from a small number of customers and our revenues may decline significantly if any major customer cancels, reduces or delays a purchase of our products.

Our revenues to date consist, and for the remainder of 2005 are anticipated to consist, largely of sales of HIV testing products. For the nine months ended September 30, 2005 and 2004, Quest Diagnostics Incorporated (Quest) represented 11% of our total revenue. Our agreement with Quest expired in April 2005, but the parties continue to operate pursuant to its pricing terms temporarily while we negotiate a renewal. We cannot assure you that the agreement with Quest will be renewed on commercially acceptable terms or that Quest will be an effective partner in commercialization of any of our products. In addition, Pfizer Incorporated represented 21% and 17% of our total revenue for the three and nine months ended September 30, 2005, respectively. For the nine months ended September 30, 2005 and 2004, approximately 23% and 30%, respectively, of our revenue were derived from tests performed for beneficiaries of the Medicare and Medicaid programs. Gross accounts receivable balances from Medicare and Medicaid represented 45% and 35% of gross accounts receivable balance at September 30, 2005 and December 31, 2004, respectively. It is likely that we will have significant customer concentration in the future. Although certain of our agreements with pharmaceutical company customers have provisions for minimum purchases, these provisions are generally subject to annual renewal or cancellation provisions. The loss of any major customer, a slowdown in the pace of increasing physician and physician group sales as a percentage of sales, cancellation or non-renewal of agreements with pharmaceutical company customers, the delay of significant orders from any significant customer, even if only temporary, or delays or terminations of clinical trials by pharmaceutical company customers, could have a significant negative impact on our revenues and our ability to fund operations from revenues, generate cash from operations or achieve profitability.

We may not realize the benefits we expect from the merger with ACLARA.

While we have made substantial progress in transferring the eTag technology and integrating the ACLARA operations, we have not yet completed the development of products based on the eTag technology. Our integration with ACLARA will be complex, time consuming and expensive, and may disrupt our business. We will need to overcome significant challenges in order to realize any benefits or synergies from our merger with ACLARA. These challenges include the timely, efficient and successful execution of a number of integration activities, including:

•	integrating the operations, management structures and technologies of the two companies;

•	successfully completing the development of eTag technology and developing commercial products based on that technology;

•	retaining and assimilating the key personnel of each company;

•	retaining existing customers of both companies and attracting additional customers;

•	leveraging our existing sales channels to sell new products into new markets;

•	developing an appropriate sales and marketing organization and sales channels to sell new product into new markets;

•	retaining strategic partners of each company and attracting new strategic partners;

•	implementing and maintaining uniform standards, internal controls, processes, procedures, policies and information systems; and

•	identifying a subtenant for the former ACLARA facility in Mountain View, California, and completing a sublease agreement.

26.

MONOGRAM BIOSCIENCES, INC.

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

The process of integrating operations and technology could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses and the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of our operations and technology with ACLARA’s could have an adverse effect on our business, results of operations or financial condition. Furthermore, the execution of these integration activities will involve considerable risks and may not be successful. These risks include:

•	the potential strain on our financial and managerial controls and reporting systems and procedures;

•	unanticipated expenses and potential delays related to integration of the operations, technology and other resources of ACLARA with ours;

•	the impairment of relationships with employees, suppliers and customers as a result of the integration of new management and other personnel;

•	greater than anticipated costs and expenses related to restructuring, including employee severance and costs related to vacating leased facilities; and

•	potential unknown liabilities associated with our merger with ACLARA and the combined operations.

We may not succeed in addressing these risks or any other problems encountered in connection with our merger with ACLARA. The inability to successfully integrate the operations, technology and personnel of ACLARA with ours, or any significant delay in achieving integration- including the development of products based on the eTag technology could have a material adverse effect on our business and, as a result, on the market price of our common stock.

Proposed new products based on the eTag technology could be delayed or precluded by regulatory, clinical or technical obstacles, thereby delaying or preventing the development, introduction and commercialization of these new products and adversely impacting our revenue and profitability.

We are developing testing products for use in connection with the treatment of cancer patients. These products will be based on the proprietary eTag technology and are expected to leverage our experience in patient testing for HIV. We expect that the development and commercialization of eTag assays for use in clinical trials by pharmaceutical and biotechnology customers could exceed one year. In addition, we expect to commercialize clinical assays for diagnostic use in patient testing, upon the successful completion of product development and automation for high throughput, validation of assays in a Clinical Laboratory Improvement Amendments, or CLIA, certified laboratory format, and attainment of clinical validation through clinical trials, which could also exceed one year, and successful leveraging of research and development planned to be expended on clinical assays for use in clinical trials by pharmaceutical and biotechnology companies. The completion of these research and development activities is subject to a number of risks and uncertainties including the extent of clinical trials required for regulatory and marketing purposes, the timing and results of clinical trials, failure to validate the technology in clinical trials and failure to achieve necessary regulatory approvals. These factors make it impossible to predict with any degree of certainty the costs and timing of completing the development of commercial products utilizing eTag technology.

The proposed products and services will be developed for commercialization under the auspices of CLIA regulatory framework. Future cancer testing products may include test kits that may be subject to the regulatory authority of the Food and Drug Administration, or the FDA. The FDA regulatory framework is complicated, and we have limited experience at managing FDA compliance issues.

27.

MONOGRAM BIOSCIENCES, INC.

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

As our proposed testing products for use in connection with the treatment of cancer patients have not yet been developed, there are currently no revenues associated with them. FDA regulation, including GMP regulation, could delay or preclude the development, introduction and commercialization of the proposed cancer testing products and prevent or delay receipt of any revenues from the proposed products, adversely affecting the anticipated benefits from our merger with ACLARA.

With the broadening of our business from infectious disease to oncology, we are a larger and broader organization. If our management is unable to adequately manage the company, our operating results will suffer.

As a result of our merger with ACLARA, we assumed approximately 35 of the 55 employees based at ACLARA’s facility in Mountain View, California before the merger. Currently, our total number of employees is approximately 280. Our proposed testing products using the eTag technology and our commercialization infrastructure have not yet been developed, and the two will need to be integrated as a necessary part of the development process. We do not have experience in commercializing testing products for use in the oncology field. We will face challenges inherent in efficiently managing an increased number of employees and addressing new markets, including the need to implement appropriate systems, policies, benefits and compliance programs and the need to build a sales organization focused on oncologists.

Difficulties or delays in successfully managing the substantially larger and broader organization could have a material adverse effect on our business and, as a result, on the market price of our common stock.

We could lose key personnel, which could materially affect our business and require us to incur substantial costs to recruit replacements for lost personnel.

We consider William D. Young, Chairman and Chief Executive Officer, Christos J. Petropoulos, Ph.D., Vice President, Research and Development, Virology and Chief Scientific Officer, Michael Bates, M.D., Vice President, Clinical Research, and Jeannette Whitcomb, Ph.D., Vice President, Operations, to be key to the management of our business and operations.

Any of our key personnel could terminate their employment at any time and without notice. For example, in September 2005, the employment of Sharat Singh, former Chief Technical Officer – Oncology, terminated. We do not maintain key person life insurance on any of our key employees. Any failure to attract and retain key personnel could have a material adverse effect on our business.

Charges to operations resulting from the application of business combination accounting may adversely affect the market value of our common stock.

If the benefits of our merger with ACLARA are not achieved, our financial results, including earnings (loss) per common share, could be adversely affected. In accordance with United States generally accepted accounting principles, we have accounted for the merger as a business combination. We have allocated the total

28.

MONOGRAM BIOSCIENCES, INC.

purchase price to the acquired net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of completion of the merger, and have recorded the excess of the purchase price over those fair values as goodwill, To the extent the value of goodwill or intangible assets become impaired, we may be required to incur material charges relating to the impairment of those assets. The additional charges could adversely affect our financial results, including earnings (loss) per common share, which could cause the market price of our common stock to decline.

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

Until June 10, 2006, or the earlier extinguishment of the contingent value rights in accordance with their terms, we will be required under generally accepted accounting principles to record adjustments in our quarterly statements of operations based on the fair value of our estimated obligation to make payments to the holders of contingent value rights and the variable accounting associated with the stock options that have attached CVRs. Our estimated obligation to make payments under the CVRs will vary depending, at the time the estimate is made, on the market price, if any, of the contingent value rights and the stock options associated with CVRs, and the extent to which assumed ACLARA stock options are exercised. As a result, our estimated obligation under the contingent value rights could vary from period to period, resulting in significant fluctuations in our results of operations from quarter to quarter, including our reported earnings or loss per share, which could cause the market price of our common stock to fall abruptly and significantly.

29.

MONOGRAM BIOSCIENCES, INC.

If, at June 10, 2006, we are required to make a payment under the contingent value rights, we will thereafter be obligated to make equivalent payments to holders of assumed ACLARA stock options upon the exercise of those options. The aggregate amount payable upon the exercise of assumed ACLARA stock options will be equal to the number of shares of our common stock subject to those options multiplied by the amount of cash or cash and Monogram Biosciences common stock required to be paid with respect to a single contingent value right. For fiscal periods ending after June 10, 2006, we will be required to record a charge against our statement of operations to reflect the maximum amount payable upon the exercise of assumed ACLARA stock options, based on the number of shares of our common stock for which such options are then exercisable according to their vesting provisions. In addition, we may periodically record a benefit to our statement of operations to the extent that any assumed ACLARA stock options expire prior to exercise. The combination of these charges and benefits could lead to fluctuations in our results of operations from quarter to quarter.

An active public market may not be sustained for the CVRs, or they may trade at low volumes, both of which could depress the resale price, if any, of the securities.

The CVRs are a new security for which there is a limited public trading market. We cannot predict whether an active public trading market for the securities will be sustained. The CVRs are currently quoted on the OTC Bulletin Board (“OTCBB”) under the ticker symbol “MGRMR.OB”. Because the OTCBB is a quotation service for NASD Market Makers, and not an issuer listing service or securities market, there are no listing requirements that must be met by an OTCBB issuer. There are, however, certain requirements that an issuer must meet in order for its securities to be eligible for a market maker to enter a quotation on the OTCBB. We believe that we satisfy these requirements, and that we will continue to satisfy these requirements for the foreseeable future. Investors should note however, that because issuers are not permitted to submit applications to be quoted on the OTCBB, we cannot guarantee that the CVRs will remain listed on the OTCBB. Continued quotation of the CVRs on the OTCBB will depend on ongoing sponsorship by one or more market makers who demonstrate compliance with SEC Rule 15c2-11.

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

Our current products may not continue to receive market acceptance and our potential future products may not achieve market acceptance, which could limit our future revenue.

Our ability to establish our testing products, both current and potential, as the standard of care to guide and improve the treatment of viral diseases and cancer will depend on continued acceptance and use of our current testing products by physicians and clinicians and pharmaceutical companies and similar acceptance and use of our potential future products. While certain testing products for viral diseases are established, others are still relatively new, and testing products for the treatment of cancer have not yet been developed. We cannot predict the extent to which physicians and clinicians will accept and use these testing products. They may prefer competing technologies and products. The commercial success of these testing products will require demonstrations of their advantages and potential clinical and economic value in relation to the current standard of care, as well as to competing products. Market acceptance of our products will depend on:

•	our marketing efforts and continued ability to demonstrate the utility of PhenoSense in guiding anti-viral drug therapy, for example, through the results of retrospective and prospective clinical studies;

30.

MONOGRAM BIOSCIENCES, INC.

•	our ability to demonstrate the advantages and potential economic value of our PhenoSense testing products over current treatment methods and other resistance tests;

•	the success of clinical trials of the new class of CCR5 entry inhibitor drugs for HIV in which our testing services are being used, whether those drugs get approved by the FDA and whether our tests are required after the drugs are approved;

•	our ability to demonstrate to potential customers the clinical benefits and cost effectiveness of our eTag technology, relative to competing technologies and products;

•	the extent to which opinion leaders in the scientific and medical communities publish supportive scientific papers in reputable academic journals;

•	the extent and success of our efforts to market, sell and distribute our testing products;

•	the timing and willingness of potential collaborators to commercialize our PhenoSense and eTag products and other future testing product candidates;

•	general and industry-specific economic conditions, which may affect our pharmaceutical customers’ research and development, clinical trial expenditures and the use of our PhenoSense and eTag products;

•	progress of clinical trials conducted by our pharmaceutical customers;

•	our ability to generate clinical data indicating correlation between data recognized by eTag assays and clinical responses to particular drugs;

•	changes in the cost, quality and availability of equipment, reagents and components required to manufacture or use our PhenoSense and eTag products and other future testing product candidates;

•	the development by the pharmaceutical industry of targeted medicines for specific patient populations, the success of these targeted medicines in clinical trials and the adoption of our technological approach in these development activities.

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

31.

MONOGRAM BIOSCIENCES, INC.

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

Billing complexities associated with health care payors could delay our accounts receivable collection, impair our cash flow and limit our ability to reach profitability.

Billing for laboratory services is complex. Laboratories must bill various payors, such as Medicare, Medicaid, insurance companies, doctors, employer groups and patients, all of whom have different requirements. For the nine months ended September 30, 2005 and 2004, approximately 23% and 30%, respectively, of our revenue were derived from tests performed for beneficiaries of the Medicare and Medicaid programs. In addition, the Medicare and Medicaid programs represented 45% and 35% of gross accounts receivable balance at September 30, 2005 and December 31, 2004, respectively. Billing difficulties often result in a delay in collecting, or ultimately an inability to collect, the related receivable. This impairs cash flow and ultimately reduces profitability if we are required to record bad debt expense and/or contractual adjustments for these receivables. Our accounts receivable balances have increased during 2004 and 2005. We recorded bad debt expense of $0.5 million and $0.2 million for the nine months ended September 30, 2005 and 2004, respectively.

Among many other factors complicating billing are:

•	complexity of procedures, and changes in procedures, for electronic processing of insurance claims;

•	cumbersome nature of manual processes at payors for processing claims where electronic processing is not possible;

•	pricing or reimbursement differences between our fee schedules and those of the payors;

•	changes in or questions about how products are to be identified in the requisitions;

•	disputes between payors as to which party is responsible for payment;

•	disparity in coverage among various payors; and

•	difficulties of adherence to specific compliance requirements and procedures mandated by various payors.

Ultimately, if all issues are not resolved in a timely manner, our cash flows could be impaired and our ability to reach profitability could be limited

We may encounter problems or delays in processing tests, or in expanding our automated testing systems, which could impair our ability to grow our business, generate revenue and achieve and sustain profitability.

In order to meet future projected demand for our products and fully utilize our current clinical laboratory facilities, we may have to expand the volume of patient samples that we are able to process. We will also need to incorporate the eTag assays into our laboratory processes. We will also need to continue to develop our quality-control procedures and to establish more consistency with respect to test turnaround so that results are delivered in a timely manner. Thus, we will need to continue to develop and implement additional automated systems to perform our tests. We have installed laboratory information systems over the past few years to support the automated tests, analyze the data generated by our tests and report the results. If these systems do not work effectively as we scale up our processing of patient samples, we may experience processing or quality-control problems and may experience delays or failures in our operations. These problems, delays or failures could adversely impact the promptness and accuracy of our transaction processing, which could impair our ability to grow our business, generate revenue and achieve and sustain profitability. We have experienced periods during which processing of our test results was delayed and periods during which the proportion of samples for which results could not be generated were higher than expected. For example, in the fourth quarter of 2003, we completed an automation project, the implementation of which resulted in a temporary backlog of approximately $0.5 million at December 31, 2003 and in the third quarter of 2004 a higher than expected number of samples failed to generate results. While we are continuing to take steps to minimize the likelihood of any recurrence of these issues, future delays, processing problems and backlog may nevertheless occur, resulting in the loss of our customers and/or revenue and an adverse effect on our results of operations.

32.

MONOGRAM BIOSCIENCES, INC.

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

We also compete with companies that are developing alternative technological approaches for patient testing in the cancer field. There are likely to be many competitive companies and many technological approaches in the emerging field of testing for likely responsiveness to the new class of targeted cancer therapies, including companies such as DakoCytomation A/S, Genzyme and Abbott Laboratories that currently commercialize testing products for guiding therapy of cancer patients. Established diagnostic product companies such as Abbott Laboratories, Roche Diagnostics and Bayer Diagnostics and established clinical laboratories such as Quest Diagnostics and LabCorp may also develop or commercialize services or products that are competitive with those that we anticipate developing and commercializing. In addition, there are a number of alternative technological approaches being developed by competitors. In particular, while our anticipated oncology testing products will be based on the identification of protein-based differences among patients, there is significant interest in the oncology community in gene-based approaches that may be available from other companies, which may prove to be a superior technology to ours.

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

Historically, we have licensed technology from Roche that we use in our PhenoSense and GeneSeq tests. We hold a non-exclusive license for the life of the patent term of the last licensed Roche patent. We were notified by Roche that the license had terminated because the last licensed patent had expired. However, Roche advised us that

33.

MONOGRAM BIOSCIENCES, INC.

additional licenses may be necessary for certain other patents and has offered us a license to these patents. We are in the process of reviewing whether additional licenses are necessary or useful for our operations. We believe such licenses are available on commercially acceptable terms.

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

With respect to our viral disease portfolio, we currently have 39 issued patents and 143 pending applications for additional patents, including international counterparts to our U.S. patents. With respect to our potential oncology products and eTag technology, we currently have approximately 148 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 17 issued patents. We have 138 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 74 issued or allowed patents, relating to the historic microfluidics business of ACLARA. We had licensed certain patents under the Roche license discussed above. These patents covered a broad range of technology applicable across our entire current and planned product line. We have also licensed certain technology from Third Wave Technologies for gene expression based assays for research applications.

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

34.

MONOGRAM BIOSCIENCES, INC.

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

35.

MONOGRAM BIOSCIENCES, INC.

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

We cannot be sure that the FDA will accept the steps we take, or that the FDA will not require us to alter our promotional claims or undertake the expensive and time-consuming process of seeking premarket approval with clinical data demonstrating the sensitivity and specificity of our currently offered tests or tests in development, including tests for oncology based on our eTag technology. If premarket approval is required, we cannot be sure that we will be able to obtain it in a timely fashion or at all; and in such event the FDA would have authority to require us to cease marketing tests until such approval is granted.

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

36.

MONOGRAM BIOSCIENCES, INC.

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

We may be unable to build brand loyalty because our trademarks and trade names may not be protected. We may not be able to build brand loyalty around our broader business focus and new name. Our attempts to create a new corporate and brand identity may not be successful and may damage our existing brand loyalty.

Our registered or unregistered trademarks or trade names such as the names PhenoSense, PhenoSense GT, PhenoScreen, GeneSeq, and eTag may be challenged, canceled, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build brand loyalty. Brand recognition is critical to our short-term and long-term marketing strategies especially as we commercialize future enhancements to our products. In particular as we broaden the company’s commercial focus from viral diseases to oncology and other serious diseases, we are attempting to establish a corporate identity for that broader business focus and, in September 2005, we changed our name from ViroLogic, Inc. to Monogram Biosciences, Inc. We cannot assure you that we will be successful in establishing brand recognition and loyalty for our new name and our attempts to do so could damage our existing brand loyalty.

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

37.

MONOGRAM BIOSCIENCES, INC.

We may be subject to litigation, which would be time consuming and divert our resources and the attention of our management.

ACLARA, with which the Company merged, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001 and is now captioned ACLARA BioSciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering, or IPO, as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s March 20, 2000 IPO through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market. The complaint also alleges that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers who went public between 1998 and 2000 have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including ACLARA defendants) was filed by the entire group of issuer defendants in these similar actions. On February 19, 2003, the Court in this action issued its decision on the defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to ACLARA but denied the motion to dismiss Section 11 claim as to ACLARA and virtually all of the other defendants. On June 26, 2003, the plaintiffs in the consolidated class action lawsuits announced a proposed settlement with ACLARA and the other issuer defendants. The proposed settlement, which was approved by ACLARA’s board of directors, provides that the insurers of all settling issuers will guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling issuers will make up the difference. Under the proposed settlement, the maximum amount that could be charged to ACLARA’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would be approximately $3.9 million. The Company believes that ACLARA had sufficient insurance coverage to cover the maximum amount that the Company may be responsible for under the proposed settlement. On August 31, 2005, the Court granted unconditional preliminary approval of the proposed settlement. The Court set the settlement fairness hearing for April 24, 2006. At the fairness hearing, the court will decide whether the settlement is fair, reasonable, and adequate for all class members, and whether to grant final approval of the settlement. It is possible that the Court may not give its final approval to the settlement in whole or part. If a final settlement is not reached or is not approved by the court, the Company believes that it has meritorious defenses and intends to vigorously defend against the suit. As a result of this belief, no liability for this suit has been recorded in the accompanying financial statements. However, the Company could be forced to incur significant expenses in the litigation, and in the event there is an adverse outcome, its business could be harmed.

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

38.

MONOGRAM BIOSCIENCES, INC.

In the event that we need to raise additional capital, our stockholders could experience substantial additional dilution. If such financing is not available on commercially reasonable terms, we may have to significantly curtail our operations or sell significant assets and may be unable to continue as a going concern.

We anticipate that our capital resources, together with funds from the sale of our products, contract revenue and borrowing under equipment financing arrangements, will enable us to maintain our current research and development, marketing, production and general administrative activities related to HIV drug resistance in the United States, together with the development and initial commercialization of the eTag technology, at least for the next twelve months. The commercialization of the eTag technology is expected to include the development of a testing service and possibly test kits for use in connection with the treatment of cancer patients. However, we may need additional funding to accomplish these goals. Further we may have to establish additional infrastructure to make available our Co-receptor Tropism Assay outside of the U.S. if the CCR5 drugs are approved by the FDA and our tests are required for these drugs after approval. To the extent operating and capital resources are insufficient to meet our obligations, including lease payments and future requirements, we will have to raise additional funds to continue the development, commercialization and expansion of our technologies, including the eTag technology and products based on that technology. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, we cannot guarantee that additional financing, in any form, will be available at all, or on terms acceptable to us. If we sell equity or convertible debt securities to raise additional funds, our existing stockholders may incur substantial dilution and any shares so issued will likely have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common and preferred stock. In the event financing is not available in the time frame required, we could be forced to reduce our operating expenses, curtail sales and marketing activities, reschedule research and development projects or delay, scale back or eliminate some or all of our activities. Further, we might be required to sell certain of our assets or obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize on our own. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could make it difficult or impossible to implement our long-term business plans or could affect our ability to continue as a going concern.

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

39.

MONOGRAM BIOSCIENCES, INC.

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

Approximately 34% of our common stock is beneficially held by our directors, our executive officers, and greater than five percent stockholders. The most significant of these stockholders in terms of beneficial ownership are Perry Corp., Deutsche Bank AG, and Tang Capital Partners. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control of Monogram Biosciences at a premium price if these stockholders oppose it.

Our stock price may be volatile, and our common stock could decline in value.

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Our stock price has fluctuated widely during the last few years from a low of $0.72 per share in September 2002 to a high of $4.40 per share in January 2004. The following factors, in addition to other risk factors described in this section, may have a significant negative impact on the market price of our common stock:

•	period-to-period fluctuations in financial results;

•	financing activities;

•	potential payments required to be made under the Contingent Value Rights on June 10, 2006;

•	investor perceptions regarding the impact of the Contingent Value Rights on our liquidity and capital resources;

•	litigation;

•	delays in product introduction, launches or enhancements;

•	delays or difficulties in integrating the management, operations and technology of ACLARA;

•	announcements of technological innovations or new commercial products by our competitors;

•	results from clinical studies;

•	developments concerning proprietary rights, including patents;

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or our own products or products under development;

•	regulatory developments in the United States and foreign countries;

•	changes in payor reimbursement policies; and

•	economic and other external factors or other disaster or crisis.

A low or volatile stock price may negatively impact our ability to raise capital and to attract and maintain key employees.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock may fall.

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock may fall. As of September 30, 2005 we had outstanding

40.

MONOGRAM BIOSCIENCES, INC.

options under our employee stock options plan to purchase 18.4 million shares of our common stock, which represents approximately 14.5% of our common stock outstanding on September 30, 2005, at a weighted average exercise price of $2.43 per share. Sales of substantial amounts of our common stock, whether currently outstanding, or issued as the result of option exercises, might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Sales of a substantial number of shares could occur at any time. This may decrease the price of our common stock and may impair our ability to raise capital in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principle if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investments as of September 30, 2005 would have potentially declined by approximately $0.6 million.

41.

MONOGRAM BIOSCIENCES, INC.

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

Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Monogram Biosciences have been detected.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

42.

MONOGRAM BIOSCIENCES, INC.

PART II

Item 1. Legal Proceedings

ACLARA, with which we merged, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. See Note 7, “Commitments and Contingencies,” to the financial statements included with this Quarterly Report on Form 10-Q for further discussion and a description of material developments in this legal proceeding during the three months ended September 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On September 6, 2005, we issued 554,443 shares of common stock to a warrant holder upon the net exercise of the warrant by the holder. We received no additional consideration in connection with this issuance. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, and, based upon the number of persons receiving shares of our common stock in the transaction, their financial position and sophistication and the absence of any general solicitation, the transaction was determined not to involve any public offering.

On September 21, 2005, we issued 218,020 shares of our common stock to a holder of one of our outstanding warrants upon that holder’s cash exercise of the warrant. The warrant had an exercise price of $1.11 per share, for an aggregate exercise price paid to us of $242,002. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act, and, based upon the number of persons receiving shares of our common stock in the transaction, their financial position and sophistication and the absence of any general solicitation, the transaction was determined not to involve any public offering.

(b)	None.

(c)	None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

43.

MONOGRAM BIOSCIENCES, INC.

Item 6. Exhibits

Exhibit Footnote	Exhibit Number
(1)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(1)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(2)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(3)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(1)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(1)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(1)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(1)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(1)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(4)	3.5	Bylaws, as currently in effect.

	4.1	Reference is made to Exhibits 3.1 through 3.5.

(3)	4.2	Specimen Stock Certificate.

(2)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934.

(1)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

44.

MONOGRAM BIOSCIENCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on November 8, 2005.

Monogram Biosciences, Inc.

By:	/s/ William D. Young
William D. Young
Chief Executive Officer (On Behalf of the Registrant)

/s/ Alfred G. Merriweather
Alfred G. Merriweather
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

45.

MONOGRAM BIOSCIENCES, INC.

EXHIBITS INDEX

Exhibit Footnote	Exhibit Number
(1)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(1)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(2)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(3)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(1)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(1)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(1)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(1)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(1)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(4)	3.5	Bylaws, as currently in effect.

	4.1	Reference is made to Exhibits 3.1 through 3.5.

(3)	4.2	Specimen Stock Certificate.

(2)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934.

(1)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

46.