Form 10-K
period 2005-12-31
Monogram Biosciences, Inc.
filed 2006-03-16
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.001 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005 was $222,288,106.*

The number of shares outstanding of the Registrant’s Common Stock was 130,139,635 as of March 9, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2006 Annual Meeting of Stockholders (the “2006 Annual Meeting”), is incorporated by reference into Part III of this Report.

*	Excludes 36,704,822 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds 5% of the Registrant’s Common Stock outstanding. The number of shares owned by such persons was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding development and commercialization of our proposed products and services, our anticipated rate of capital usage and the possible growth of our business into new markets. These statements, which sometimes include words such as “expect,” “goal,” “may,” “anticipate,” “should,” “continue,” or “will,” reflect our expectations and assumptions as of the date of this Annual Report based on currently available operating, financial and competitive information. Actual results could differ materially from those in the forward-looking statements as a result of a number of factors, including our ability to successfully complete the development and clinical validation of eTag assays and commercialize these assays for guiding treatment of cancer patients, the potential role of our assays in the development and use of new classes of HIV drugs such as CCR5 inhibitors, the market acceptance of our products, the effectiveness of competitive products, new products and technological approaches, the potential impact of the Contingent Value Rights on our financial position, the risks associated with our dependence on patents and proprietary rights, the possible infringement of the intellectual property rights of others, and our ability to raise additional capital if needed. These factors and others are more fully described in “Risk Factors” and elsewhere in this Form 10-K. We assume no obligation to update any forward-looking statements.

PART I

Item 1. Business

Overview

We are a life sciences company committed to advancing personalized medicine and improving patient outcomes through the development of innovative molecular diagnostic products that guide and target the most appropriate treatments. Through a comprehensive understanding of the genetics, biology and pathology of particular diseases, we have pioneered and are developing molecular diagnostics and laboratory services that are designed to:

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

Monogram’s PhenoSense™ and GeneSeq™ products provide a practical method for measuring the impact of genetic mutations on human immunodeficiency virus, or HIV, drug resistance. This information is used to optimize various treatment options for the individual patient. We currently market several products directed at patients with HIV infection and have a number of additional assays that are in use by pharmaceutical companies in their clinical trials of new drugs that could, in time and if these new drugs are approved for use, provide additional valuable information to physicians in aiding the management of their patients’ disease progression.

Over the last several years, we have built a business based on the personalized medicine approach in HIV drug resistance testing. We now seek to leverage the experience and infrastructure we have built in the HIV market to the potentially larger market opportunity of cancer utilizing our proprietary eTag™ technology, acquired through our merger with ACLARA Biosciences, Inc. or ACLARA, that was completed in December 2004. In the future, we plan to seek opportunities to address an even broader range of serious diseases.

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

We were incorporated in the state of Delaware in November 1995 and commenced commercial operations in 1999. Our principal executive offices are located at 345 Oyster Point Blvd., South San Francisco, CA 94080. Further information can be found on our website: www.monogrambio.com. Information found on our website is not incorporated by reference into this report.

Background

Personalized Medicine

There is growing evidence that while many serious diseases, such as HIV and cancer, can be characterized at the molecular level, many drugs simply do not work optimally for an entire population of patients in these broad disease categories. The biopharmaceutical industry is witnessing two mutually dependent innovations:

•	targeted therapies that act on very specific disease mechanisms that may not be present in all patients with a broadly defined disease; and

•	molecular diagnostic tests that may be able to predict in advance if a patient is likely to respond to a certain drug.

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

Infectious Diseases

Viruses are microorganisms that must infect living cells to reproduce or replicate. These viruses infect human cells and replicate, making new viruses that can infect other cells. There are many different types of viruses, but all viruses share structural and functional characteristics associated with their ability to replicate. During the replication cycle, all types of virus often change slightly, or mutate. This is particularly true of viruses such as HIV and hepatitis C virus, or HCV. For example, in an untreated HIV-infected patient, HIV generates virus variants with genetic mutations at every possible nucleotide position, causing billions of new viruses to be produced each day. At any given time there can be many different variants of the virus present within the infected patient’s body, each with a slightly different genetic sequence. This large number of virus variants allows HIV to adapt very rapidly and develop resistance to drugs. As a consequence of drug resistance, HIV continues to cause a large number of infections and deaths despite the availability and introduction of new and effective treatments.

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

There are approximately 40,000 new diagnoses of HIV infection in the United States each year. In time most of these progress to AIDS, which is one of the leading causes of death worldwide. It is estimated that approximately one million individuals in the United States are currently living with this disease. While once considered a fatal disease, with the advent of 20 FDA-approved anti-viral drugs for treatment of HIV and over 60 more in development, HIV infection increasingly can be treated as a chronic disease.

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

There are 20 drugs approved by the FDA for treatment of HIV. These generally fall into four classes of drug. These are nucleoside reverse transcriptase inhibitors, non-nucleoside reverse transcriptase inhibitors, protease inhibitors and entry inhibitors. Most currently approved HIV therapeutics are in the first three classes. There is one approved entry inhibitor, although many are in development including those targeting the use by HIV of the CCR5 co-receptor, which are the most advanced in clinical trials. In addition, other new classes of drug, such as integrase inhibitors and assembly inhibitors, are evolving. These new drug classes may be expected to add to the richness of available therapeutic choices for physicians and patients, but they also add to the complexity of the choices and increase the need for sophisticated techniques for choosing among those potential therapies.

While new anti-viral drugs with increased potency and activity against drug resistant viruses are under development, the ability of HIV to mutate and replicate continues to challenge physicians, who are faced with the challenge of identifying the most appropriate therapy for the individual patient.

Viral Resistance Testing

In response to the challenge posed by drug resistant viruses and the complexity provided by multiple choices of therapeutic, tests have been developed to assess the resistance of viruses to particular drugs. Simple tests based on an analysis of the genetic composition of the virus are now quite common. In addition, more sophisticated tests focused on more direct, or phenotypic, measurement of drug resistance are also available. The technologies available for resistance testing are:

•	Phenotypic Assays—based on direct measurements of anti-viral susceptibility in cell culture assays in the presence of all commercially available drugs, and

•	Genotypic Assays—based on scanning the viral genome to identify known mutations associated with resistance to particular drugs.

Both types of test may improve treatment response and can be used either to realign existing therapy or to help selection of the best initial therapy for a patient. Resistance testing has emerged as the “standard of care” in the management of patients with HIV. Current treatment guidelines from the U.S. Department of Health and Human Services, the International AIDS Society-USA and the EuroGuidelines Group recommend resistance testing to identify new potent drug combinations after therapy failure. Phenotypic testing provides the most direct measure of drug resistance and, when combined with genotypic testing, provides the most comprehensive view of a patient’s situation. The ultimate goal of resistance testing is to optimize therapies for the individual patient. Increasingly, the complexity of the virus, the sophistication of available testing, and the cost to the patient both in terms of lost future treatment options as well as funds spent on expensive but ineffective therapies, make it more and more critical that physicians have access to as much information as possible when they determine therapy for their patients.

Oncology

Over one million new cases of solid tumor cancer are diagnosed each year in the United States, with three cancer types (breast, lung and colorectal) accounting for over 500,000 of these. While the incidence of lung cancer is declining slightly, the incidence of breast and colorectal cancer is believed to be increasing at approximately five percent annually.

Although there are often several therapeutic options for a given indication, treatment is typically expensive and accompanied by a host of adverse side effects that are detrimental to patients’ quality of life. In many cases, treatments are effective in only a small percentage of the total patient population and so multiple treatment options must be pursued sequentially until an effective one is found. Often, relatively non-specific broader acting cancer therapeutic agents, including various chemotherapies and radiotherapy are used as first-line and second-line therapies before more specific, targeted therapeutics are used. These broader agents often have serious debilitating side effects associated with them. Typically, not until a patient has “failed” these treatments either because of intolerable or adverse side effects or because their cancer does not respond or has progressed are newer targeted therapies tried. These targeted therapies are often used in third-line treatment because the percentage of patients in the overall population for whom they are effective is relatively low (10%-20%). For patients with a life threatening disease, the sequential approach to the selection of therapies is not optimal but is a consequence of the limited information available to physicians. Despite many years of clinical studies, physicians still have inadequate information on which to base many treatment decisions and many newer targeted drugs have low levels of response in the general disease population, even though in a subset of the patient population they can be extremely effective. The consequences of suboptimal or inappropriate therapies include poor patient outcomes, both from side effects and lack of activity, as well as an economic burden on the healthcare system—the added costs of the physician’s time, wasted drugs and increased hospitalization.

Patient Selection Testing

There is growing acknowledgement that the current methods of classifying different types of cancer by the tissue of origin (e.g. breast cancer or lung cancer), are relatively imprecise, and that better methods of categorizing an individual’s cancer or tumor may be possible. In fact, it is now believed that individual tumors of different types (e.g. lung cancer and breast cancer) from different patients may be more closely related at the molecular level, and more likely to respond to a particular targeted therapy, than two lung tumors or two breast tumors. Separate lung cancer tissues may appear to be the same, but at the molecular level they may display very different biological processes. For a treatment to be optimally effective in killing or controlling cancer cells in an individual patient, it is desirable to have diagnostic tests that are able to “see” at this level, determine what is driving the growth of the cancer cells in that individual patient, and which drug will affect that particular process.

Cancer cells proliferate through the activation and interaction of complex biological pathways, stimulated by both extracellular signals and intracellular changes. In order to cure a patient’s cancer, or to control it and limit its progression, physicians must have an understanding of these complex processes, and which particular pathways have been activated and are driving cancer cell growth in each particular patient. New molecular methods and analytical techniques are attempting to provide this information. These new technologies hold the potential for revolutionizing cancer diagnosis and treatment, enabling physicians to make decisions on what treatment options are best suited for an individual patient.

Recently there has been scientific debate about the predictive nature of particular genetic markers or genomic structures, such as the identification of specific gene mutations present in the tumor tissue of certain patients. While this information is extremely useful in some cases, the biological patterns that result in uncontrolled cell growth and cancer are much more complex, and are influenced by many additional factors, than can be communicated in simple gene mutations. We believe that a more comprehensive understanding of the biology involved in cancer cell growth and drug response, especially at the level of proteins, protein complexes and signaling pathways, where most drugs work, is required to enable physicians to select the right therapy. In our view, effective diagnostic tests are those that can identify the presence of the proteins and protein complexes that are the targets of the drugs in question. Even greater predictive power would likely accrue to those diagnostic tests able to measure the targets in their activated state, i.e., those target proteins actively involved in the disease process or mechanism attacked by the drug.

There are many cellular pathways, which when activated, cause proliferation of cancer cells. One of these, on which substantial drug development activity has been targeted, is the EGFR/HER pathway. The four receptors in the EGFR/HER family—HER1, HER2, HER3 and HER4—are present on the surface of many cells and when activated can combine with other HER family receptors to form a protein “dimer”. These dimers initiate pathways that can cause proliferation of cancer cells. Four drugs approved by the FDA target various elements of this family of pathways. These are Herceptin®, Iressa®, Tarceva®, Erbitux®. Many more drugs targeting this pathway are in development. The protein complexes targeted by these drugs are not present in all patients and when present, are present in different proportions. Accordingly, the ability to detect and quantify the presence of the relevant activated drug targets is important to understanding whether particular drugs are likely to be effective. Simple analysis of whether certain proteins are present is not sufficient without the additional information as to their activation status.

Monogram’s Solution

Our solution to these challenges is based on molecular diagnostic tools that are designed to aid drug development and guide patient therapy by:

•	enabling physicians to better manage infectious diseases and cancers by providing the critical information that helps them prescribe personalized treatments for patients by matching the underlying molecular features of an individual patient’s disease to the drug expected to have maximal therapeutic benefit; and

•	enabling pharmaceutical companies to develop new and improved anti-viral therapeutics and targeted cancer therapeutics more efficiently and cost effectively by providing enhanced patient selection and monitoring capabilities throughout the development process.

Infectious Diseases

Our proprietary technology identifies drug resistance in viruses that cause serious infectious diseases. Our products are used primarily in the management of patients with HIV/AIDS, and our technologies could also be readily applied to other serious infectious diseases. We make our tests available both to physicians to guide the management of patients’ treatment and to pharmaceutical companies to aid in the development and clinical evaluation of new drugs.

The following table sets out the products that are offered to physicians in guiding the selection of therapy from among approved drugs and the tests available to pharmaceutical and biotechnology companies for use in drug development and clinical trial patient recruitment:

Products for HIV Testing

Product	Description	Target Customer
		Physicians	Pharmaceutical Companies
PhenoSense HIV	Directly and quantitatively measures resistance of a patient’s HIV to anti-viral drugs	✓	✓
GeneSeq HIV	Examines and evaluates the genetic sequences of a patient’s HIV	✓	✓
PhenoSense GT	Combination product of the PhenoSense HIV and GeneSeq HIV tests integrated into one report	✓	✓
Replication Capacity HIV (1)	Measures viral fitness, or the ability of a virus to reproduce and infect new cells	✓	✓
PhenoScreen	High-throughput screening for the identification of potential clinical drug candidates	N/A	✓
PhenoSense HIV Entry	Directly and quantitatively measures resistance of a patient’s HIV to entry inhibitors	✓	✓
GeneSeq HIV Entry	Examines and evaluates the genetic sequences of a patient’s HIV for evidence of resistance to entry inhibitors		✓
Co-Receptor Tropism	Identifies the co-receptor the patient’s virus uses to enter cells – tropism, may be a prognostic factor in the pace of HIV disease progression	(2)	✓
PhenoSense and GeneSeq HIV Integrase	Measures HIV resistance to integrase inhibitors for use in research and drug development		✓
PhenoSense HIV Antibody Neutralization	Tests patients’ blood samples for the presence of antibodies that neutralize the HIV virus preventing the virus from infecting other cells (used in vaccine development programs)		✓

(1)	The Replication Capacity HIV test data is provided with the PhenoSense HIV and PhenoSense GT test data.
(2)	The Co-Receptor Tropism assay is Clinical Laboratory Improvement Amendments of 1988, or CLIA approved and could be made available to physicians but is not currently made available as there are no relevant drugs approved for commercial use.

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

Our GeneSeq test determines the genetic sequence of HIV and provides physicians with a prediction of expected drug resistance based on the particular mutations present in the individual patient’s virus. Our PhenoSense technology, rather than relying on known genotypic associations to make predictions of drug resistance, provides a direct measurement of the activity of each of the currently available anti-retroviral drugs against the patient’s individual virus. By directly measuring the interaction of drug with viral enzyme, it avoids the need to rely on predictions when knowledge of genotypic resistance is lacking. The direct and quantitative nature of the phenotypic information that is provided facilitates a more useful characterization of the continuum of resistance than can be derived from basic genotypic tests. In addition, our tests can be automated and performed in large numbers, making them practical for routine use in the clinical management of patients.

Our Co-Receptor Tropism Assay identifies the co-receptor that the patient’s HIV uses to enter the cell. For the new class of CCR5 inhibitor drugs, it is important to know which co-receptor is being accessed by the virus for entry into cells. This test is currently being used to select patients for clinical trials of CCR5 inhibitors in development and may be used, once the drugs are approved, to aid physicians in prescribing the drugs.

We believe the information generated by our technology supports and guides the decision making process for physicians to identify optimal therapeutic treatment regimens for each patient. Through our genotypic and phenotypic tests, we provide a comprehensive report to the physician outlining the likely response of the patient’s disease to all 20 approved drugs. To provide more cost effective and timely data to the physician, we utilize an online test reporting system for our comprehensive portfolio of HIV drug resistance assays, PhenoSense GT, PhenoSense HIV and GeneSeq HIV. Our secure online system facilitates data analysis, allowing examination of historical patient resistance data to help identify resistance patterns in patients over time, and it helps decrease the time between sample submission and reporting the results of the assays to physicians.

Pharmaceutical Companies

Pharmaceutical companies are under significant pressure to increase the productivity of their research and development functions. Significant impact on revenue for a pharmaceutical company can be derived from accelerating the progress of existing drugs in development through clinical trials, as well as by enhancing drug discovery programs.

Increasing the speed and probability of success of clinical trials and accelerating the commercialization of drug candidates can be achieved through the advent of tests that are based on a personalized medicine approach. By identifying patients utilizing biomarkers that are predictive of response to the drug under investigation, we believe clinical trials can be shorter, smaller and less costly, and have a higher probability of successful completion. In addition, the drug can be prescribed with a higher degree of expected effectiveness, be brought to market more rapidly, and potentially be positioned as a first- or second-line treatment rather than a second- or third-line treatment.

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

Clinical trials are the most expensive part of drug development and pharmaceutical companies are now utilizing the information from pharmacogenomics, the scientific discipline focused on how genetic differences among patients determine or predict responsiveness or adverse reactions to particular drugs, to improve the outcomes of clinical trials. In a similar way, pharmaceutical companies are applying our PhenoSense technology to help select and monitor suitable patients for clinical trials and optimize background therapy prior to treatment with the investigational compound. This selection process may allow pharmaceutical companies to guide important drug development decisions before large resource commitments are made. To date, we have provided testing services to almost all the pharmaceutical companies with drugs in development for treatment of HIV/AIDS and our tests have been used in the development of every drug approved for treatment of HIV in the past five years. Importantly, the FDA has endorsed and emphasized the importance of resistance testing in drug development.

Oncology

Utilizing the eTag technology, acquired in our merger with ACLARA, we plan to expand our franchise into oncology. We aim to leverage our commercial experience to develop molecular diagnostic tests that will differentiate those patients who are likely to respond to new targeted therapies from those patients who are not likely to respond. We are currently completing the development of our proprietary eTag assays that measure specific activated proteins and protein complexes and utilize tumor samples obtained from a patient’s biopsy, to aid in prescribing the new targeted cancer drugs for these patients.

Our eTag assays require only a very small amount of biological sample and are designed to be performed directly on fresh, frozen and the standard clinical format—formalin-fixed paraffin-embedded clinically derived patient samples. This ability to utilize small amounts of human clinical samples in a wide range of formats, without extensive and time-consuming sample preparation, makes eTag assays well suited to diagnostic applications in human disease management.

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

Physicians

We intend to complete the development of our first commercial eTag assay product, an Epidermal Growth Factor Receptor, or EGFR/HER, receptor assay panel that will enable physicians to identify the appropriate course of treatment for cancers that have characteristic profiles of receptors in the EGFR/HER receptor family. These assays have been developed and utilized in a research setting and have been evaluated by several pharmaceutical companies. We are completing the development of these assays and their transfer into our Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified clinical laboratory so that, after validation in accordance with CLIA standards, commercial tests can be launched. Retrospective clinical studies are being conducted to further evaluate and confirm the clinical utility of our assays. In these studies, we are accessing previously collected tumor samples, performing our eTag assays on those samples and comparing the results and predictions obtained from our assays with the known patient response data. A number of studies are in progress and planned to generate this information. These studies involve a number of leading cancer centers, which have provided tissue samples and will collaborate with us to correlate the identified markers with clinical response.

Pharmaceutical Companies

Several cancer drugs that target the EGFR/HER pathway have been approved for marketing (Herceptin®, Iressa®, Tarceva®, Erbitux®) with many more in development. As pharmaceutical companies continue to develop these targeted cancer therapies, there is an urgent need to be able to distinguish those patients who are likely to respond to these treatments from those who will not.

eTag assays are made available to pharmaceutical and biotechnology companies under collaborative agreements through which they can access our proprietary assay systems and development expertise for use in clinical development programs. These assays and services can be a critical aide in patient selection in clinical trials of targeted therapies that may be highly efficacious in selected patient populations while only minimally effective in the general patient population. We have conducted, and are conducting, evaluations with several pharmaceutical and biotechnology companies and intend to develop expanded collaborations with these companies.

On-Going Clinical Studies

We are currently conducting validation studies in conjunction with independent clinical collaborators at leading cancer centers around the world. In these studies we are accessing tissue samples and identifying various activated proteins and protein complexes using the eTag assays and correlating these markers with clinical response. For example, at the American Association for Cancer Research (AACR) / National Cancer Institute (NCI) / European Organization for Research and Treatment of Cancer (EORTC) meeting in November 2005, we reported on a study of tissue samples from 55 patients who had been treated with Iressa and in which correlations were identified between activated protein dimers and clinical response. A positive predictive value of 79% was reported in this study. Additional studies are under way, involving different cancer types and different drugs targeting the EGFR/HER pathway. In these studies, we seek to refine the correlations and to establish algorithms that can be applied predictively to larger data sets. Upon satisfactory completion of these additional studies, we will be working with our collaborators to have the studies published to provide a basis for a commercial testing product.

Monogram’s Strategy

Our objective is to be a world leader in developing and commercializing innovative products to help guide and improve the treatment of infectious diseases, cancer and other serious diseases. We have focused on developing products that meet the treatment needs for infectious diseases, primarily HIV/AIDS and believe that we have built the leading franchise in this area. We now seek to expand into the area of cancer therapy and in the future will seek opportunities to address an even broader range of serious diseases.

Our strategy for addressing these objectives is two-fold: to support drug development and guide patient therapy. Specifically, key elements of our strategy are to:

•	Leverage the Increasing Trend Towards Personalized Medicine. Our innovative technologies are developed to facilitate guiding treatment regimens for specific patients. There is a growing need for technologies that identify those particular patients so that the drugs can be prescribed for the appropriate patient groups allowing for a personalized approach to therapy, by getting the right treatment to the right patient at the right time.

•	Maintain and Enhance Our Leadership Position in Drug Resistance Testing for Viral Diseases. We believe we are the leading provider of sophisticated tests for HIV drug resistance and have established ourselves as a leader in this field. We plan to maintain our leadership position by continuing a strong emphasis on the scientific basis for our products and applying our scientific expertise to other infectious diseases.

•	Develop a Leadership Position in Products to Guide Cancer Treatments. We intend to develop a market position in oncology that mirrors the leadership position we have built in infectious disease, through our proprietary eTag technology. New targeted cancer drugs that are approved for marketing provide an outstanding opportunity for our expertise in developing tools that can differentiate likely responders and non-responders in a large patient population.

•

Leverage Our Relationships with the Pharmaceutical/Biotechnology Industry. We believe we are the partner of choice for pharmaceutical companies seeking resistance testing for HIV drugs in development. Our drug resistance tests have been used in the development of every drug approved for treatment of HIV in the past five years and we are currently working with almost every company with a significant HIV drug development program. We intend to leverage our expertise and position by enhancing our product portfolio for patient testing as these drugs are approved and brought to market. In addition, several of the leading HIV drug developers are also leaders in the development of cancer therapies and we intend to leverage our existing relationships by offering a more comprehensive set of capabilities to pharmaceutical and biotechnology companies initially in oncology and subsequently in other serious diseases.

•	Provide Broad, Convenient Access to our Products on a Worldwide Basis. We have created broad access to our current commercial products in the United States by focusing on reimbursement and distribution. In the U.S., we have relationships, providing broad access to our HIV tests, with Quest Diagnostics and Laboratory Corporation of America, the two largest national networks of clinical reference laboratories in the United States and will continue to seek the broadest and most optimal distribution structure for our products. We intend to access major international markets, either directly or through partnerships, to support the worldwide marketing of drug therapies for which our tests are relevant, specifically where those drugs have been approved based on clinical trials in which our tests played a pivotal role.

•	Develop strategic partnerships to optimize the development of our business. We will seek partnerships related to technologies, products and commercialization approaches where these can enhance our technology platforms or our market position.

•	Maintain a Strong Intellectual Property Portfolio. We have a significant portfolio of patents and patent applications related to our products and technologies. We intend to continue to enhance this portfolio to maintain a strong proprietary position.

Sales & Marketing

We market our HIV drug resistance tests to physicians and pharmaceutical customers through both a direct and indirect sales organization. We have built an efficient commercial infrastructure to support the industry’s most comprehensive line of drug resistance tests currently available. Our commercial organization is composed of approximately 50 people in sales, marketing, customer service, payor relations and sales management functions.

We market our resistance tests to physicians in the United States directly to physician offices and indirectly through national, regional and hospital laboratories. We have contracts and alliances with Quest Diagnostics and Laboratory Corporation of America, the two largest national networks of laboratories in the United States. These alliances allow for streamlined collection of blood specimens as well as convenience for physicians who desire to consolidate testing for payors. In 2005, 27% of our resistance tests came from third party reference laboratories.

We expect to leverage our existing experience and infrastructure to commercialize products for the oncology market. As we will be marketing to a separate physician group, we expect to hire sales personnel dedicated to the oncology market. We have hired a senior executive to lead this effort and expect to hire additional personnel in 2006 in anticipation of commercial introduction of products for the oncology market.

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

We have an active reimbursement strategy, and educate both private and public payors concerning the benefits of our molecular diagnostic testing services in an effort to maximize reimbursement. We believe that over 75% of HIV/AIDS patients in the United States now have access to coverage for resistance testing. At the end of 2005, 49 state Medicaid programs, including California, Florida, New Jersey and New York, the states with the largest HIV/AIDS patient populations, had favorable coverage policies for drug resistance testing. Medicare and nearly all private payors, including Aetna, the Blue Cross Blue Shield Association, Humana and United Health Care, pay for HIV resistance testing. We intend to leverage this experience as we introduce molecular diagnostic testing products for oncology.

Research & Development

Research and development expenditures were $19.0 million, $7.8 million and $4.7 million in 2005, 2004 and 2003, respectively. In addition, in 2004, we recorded a non-cash charge of $100.6 million as an allocation of the purchase price of ACLARA to in-process research and development programs. This reflects the proprietary eTag technology, based on which, we are developing products for therapy guidance in oncology for use by pharmaceutical companies and physicians.

As of February 8, 2006 we had 70 employees in research and development, of whom approximately 40% were primarily focused on infectious disease programs, and 60% were primarily focused on oncology programs.

We maintain an active effort to seek grant funding in support of research programs. Revenue from grants was $2.3 million, $2.0 million and $1.2 million in 2005, 2004 and 2003, respectively. These grants will help support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics and vaccines.

Competition

The markets for life science research and diagnostic products are highly competitive and are subject to rapid technological change. In particular, approaches to personalized medicine are rapidly evolving and there are many companies attempting to establish their technological approaches and products as the standard of care.

For our HIV testing products, the principal competitors include Tibotec-Virco, a division of Johnson & Johnson, Specialty Laboratories, Applied Biosystems Group, Visible Genetics, a division of Bayer Diagnostics, and reference and academic laboratories performing genotypic testing.

For diagnostic testing for cancer therapies, we expect to compete with companies that are developing alternative technological approaches for patient testing in the cancer field. There are likely to be many competitive companies and many technological approaches in the emerging field of testing for likely responsiveness to the new class of targeted cancer therapies, including companies such as DakoCytomation A/S, Genzyme and Abbott Laboratories that currently commercialize testing products for guiding therapy of cancer patients. Established diagnostic product companies such as Abbott Laboratories, Roche Diagnostics and Bayer Diagnostics and established clinical laboratories such as Quest Diagnostics and Laboratory Corporation of American may also develop or commercialize services or products that are competitive with those that we anticipate developing and commercializing. In addition, there are a number of alternative technological approaches being developed by competitors and evaluated by pharmaceutical and biotechnology companies and being studied by the oncology community. In particular, while our anticipated oncology testing products will be based on the identification of protein-based differences among patients, there is significant interest in the oncology community in gene-based approaches that may be available from other companies.

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

We are in the process of transferring our eTag assays from the research setting to our CLIA certified clinical laboratory in South San Francisco, California. Our eTag assays are currently being run in our clinical laboratory to demonstrate reproducibility and establish standardized formats that can be validated in accordance with CLIA standards and procedures, including documentation and quality procedures comparable to those applicable to our HIV testing products.

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

With respect to our viral disease portfolio, we currently have approximately 192 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 40 issued patents. With respect to our potential oncology products and eTag technology, we currently have approximately 168 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 17 issued patents. We have 138 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 74 issued or allowed patents, relating to the historic microfluidics business of ACLARA. We have licensed certain patents and technologies as described below.

Our patents and patent applications related to our eTag technology and products in development address the following essential areas: Biomarkers identified by eTag technology, including the recognition, determination and quantification of protein-protein complexes, such as cell-surface receptor dimers and intracellular factors, to indicate disease status, particularly in the cancer field; and eTag technology, including compositions, methods and applications related to gene expression and recognition, determination and quantification of protein-protein interactions, post-translational modification of proteins and/or protein activation, particularly as those processes relate to cell-based assays for quantification of dimerized receptors and analysis of signal transduction pathways. Patents related to ACLARA’s historic microfluidics business address microfluidic and nanofluidic instruments and devices, their fabrication and their applications.

Our patents and patent applications related to our viral disease portfolio address the following essential areas: 1) assessment of patient resistance to treatment regimens, including phenotypically assessing whether a patient is likely to respond to treatments targeted to viral protein targets, such as protease inhibitors or reverse transcriptase (RTs), or whether a patient is likely to respond to a treatments targeted to viral processes more generally, such as viral entry or incorporation of nucleotide analogues into the viral coding sequence; and 2) genotypic assessment of patient resistance to treatment regimens, including a comprehensive proprietary database of mutations in viral proteins and an assessment of whether patients harboring mutations will respond to current treatment regimens.

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

We have had to, and expect to continue to have to, enter into licenses covering the rights at issue. Unless we are able to expand our existing licenses and obtain additional licenses, patents covering these technologies may adversely impact our ability to commercialize one or more of our potential products. We are aware of various third-party patents that may relate to our technology. We believe that we do not infringe these patents but cannot assure you that we will not be found in the future to infringe these or other patents or proprietary rights of third parties, either with products we are currently developing or with new products that we may seek to develop in the future. If third parties assert infringement claims against us, we may be forced to enter into license arrangements with them. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay royalties. Even if infringement claims against us are without merit, defending a lawsuit will take significant time, and may be expensive and divert management attention from other business concerns. For instance, we have been informed by Bayer Diagnostics that it believes we require one or more licenses to patents controlled by Bayer in order to conduct certain of our current and planned operations and activities. We, in turn, believe that Bayer may require one or more licenses to patents controlled by us. Although we believe we do not need a license from Bayer for our HIV products, we initiated discussions with Bayer concerning the possibility of entering into a cross-licensing or other arrangement in 2004. During 2005 the Bayer patents at issue in these discussions became the subject of an interference action at the United States Patent and Trademark Office. We believe that if necessary, licenses from Bayer would be available to us on commercially acceptable terms. However, in the future, we may have to pay damages, possibly including treble damage, for infringement if it is ultimately determined that our products infringe a third party’s patents.

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

License Agreements

Historically, we have licensed technology from Roche that we use in our PhenoSense and GeneSeq tests. We held a non-exclusive license for the life of the patent term of the last licensed Roche patent. We were notified by Roche that the license had terminated in March 2005 because the last licensed patent had expired. However, Roche advised us that additional licenses may be necessary for certain other patents and has offered us a license to these patents. We are in the process of reviewing whether additional licenses are necessary or useful for our operations. We believe such licenses are available on commercially acceptable terms.

We license certain technologies from Third Wave Technologies, Inc. pursuant to a License Agreement signed by ACLARA in October 2002 and assigned to us as a result of the merger. Under the License Agreement and a related Supply Agreement, we have rights to incorporate Third Wave’s Invader technology and Cleavase enzyme with our eTag technology to offer the eTag Assay System for multiplexed gene expression applications for the research market. In addition to licensing the Invader technology platform to us, Third Wave will supply Cleavase enzyme to us for incorporation into eTag-Invader gene expression assays. For 2005, the royalty payment was fixed in amount and thereafter is computed as a percentage of sales of licensed products.

In addition, we also license technology from other third parties, including the National Institutes of Health, or NIH. We recorded aggregate royalty expense of $1.7 million, $1.6 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Under our current labeling and marketing plans, our phenotypic products have not been subject to FDA regulation, although we are aware of increasing activity by the FDA in regards to regulating homebrew HIV genotypic resistance testing such as ours. We cannot predict the extent of future FDA regulation, and all of our products, including our planned eTag oncology products, might be subject in the future to greater regulation, or different regulations, that could have a material effect on our finances and operations.

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

Medical Waste and Radioactive Materials

We are subject to licensing and regulation under federal, state and local laws relating to the handling and disposal of medical specimens and hazardous waste and radioactive materials as well as to the safety and health of laboratory employees. Our clinical laboratory facility in South San Francisco, California is operated in material compliance with applicable federal and state laws and regulations relating to disposal of all laboratory specimens. We utilize outside vendors for disposal of specimens. Our research and development and manufacturing processes at the former ACLARA facilities in Mountain View, California involved the use of hazardous materials, including chemicals and biological materials. Our ongoing operations also produce hazardous waste products.

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

Regulation of Coverage and Reimbursement

Revenues for clinical laboratory testing services come from a variety of sources, including Medicare and Medicaid programs; other third-party payors, including commercial insurers, health maintenance and other managed care organizations; and patients, physicians, hospitals and other laboratories. We are a Medicare laboratory services provider. Medicare has issued coverage policies and payment guidelines for resistance testing, including phenotypic and genotypic testing. Currently, nearly all public and a majority of private payors have approved the reimbursement of our existing HIV products. While recently issued guidelines of the Department of Health and Human Services recommend drug resistance testing for HIV patients, this does not assure coverage or level of coverage, by state, Medicare or any other payors. However, the majority of our payors are currently reimbursing our products at varying levels from 70% to 100% of our list prices. Coverage has not been established for any of our eTag products under development.

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

Significant uncertainty exists as to the reimbursement status of new medical products such as our eTag products for oncology and our Co-Receptor Tropism assays for HIV drug resistance testing which we are currently developing, particularly if these products fail to show demonstrable value in clinical studies. If government and other third-party payors do not provide adequate coverage and reimbursement for our planned products, our revenues will be reduced.

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

Employees

As of February 8, 2006, we had 291 employees, of whom 35 hold Ph.D. or M.D. degrees and 46 hold other advanced degrees. Approximately, 142 employees are engaged in clinical laboratory and supporting operations, 70 employees are engaged in research and development, and 50 employees are engaged in sales and marketing and 29 are engaged in general and administrative functions.

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We maintain a site on the worldwide web at www.monogrambio.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our SEC filings, including our annual report on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, a copy of our filings is located at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D. C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

Item 1A. Risk Factors

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

We have experienced significant losses each year since inception, and we expect to continue to incur additional losses as we complete the development of the eTag technology and commercialize products for oncology. We have experienced losses applicable to common stockholders of $37.7 million for the year ended December 31, 2005. As of December 31, 2005, we had an accumulated deficit of approximately $225.3 million, including a charge in 2004 of $100.6 million for in-process research and development related to our merger with ACLARA. Though we recorded a net profit in the second quarter of 2005, due to the favorable adjustment to the Contingent Value Rights, or CVRs, liability, we have not achieved profitability on an annualized basis. We expect to continue to incur losses, primarily as a result of expenses related to:

•	research and product development costs, including the continued development and validation of the eTag technology and products based on that technology;

•	clinical studies to validate the effectiveness of eTag assays as tests for responsiveness of cancer patients to particular cancer therapies;

•	sales and marketing activities related to existing and planned products, including the development of a sales organization focused on the oncology market;

•	development of operational and sales and marketing infrastructure to support the availability of our Co-receptor Tropism Assay outside of the U.S.;

•	additional clinical laboratory and research space and other necessary facilities;

•	general and administrative costs to support growth of the business;

•	potential charges related to marking to market the liability for the CVRs;

•	charges for stock based compensation related to assumed ACLARA options and the related CVRs issuable upon their exercise;

•	charges for stock based compensation resulting from the implementation of SFAS 123R in the first quarter of 2006; and

•	charges for vacating and subleasing the former ACLARA facility in Mountain View, California that are in excess of the restructuring liability at December 31, 2005.

If our losses continue, our liquidity may be impaired, our stock price may fall and our stockholders may lose part or all of their investment.

Our potential payments to holders of contingent value rights, which may be greater than currently estimated, would decrease our liquidity, could cause dilution to our stockholders and may cause the market price of our common stock to fall.

Under the terms of the contingent value rights, we are obligated to make a payment to the holders of contingent value rights on June 10, 2006 if the volume weighted mean of the sales prices of our common stock for the 15 trading days prior to June 10, 2006 is less than $2.90 (unless the CVRs have been automatically extinguished earlier, in accordance with their terms). The maximum aggregate amount payable by us under the contingent value rights is currently estimated to be approximately $55.1 million, based on approximately 62.7 million CVRs outstanding as of December 31, 2005. If the total amount becomes due, we must pay the first $31.3 million in cash, and may, at our option but subject to certain limitations, pay the remaining $23.8 million balance in cash, shares of our common stock or a combination of the two. In addition, the maximum amount payable under the CVRs will increase by $5.2 million if all assumed ACLARA stock options are exercised. We can make no assurances as to the timing or extent of any option exercise activity. If the conditions requiring us to make payments to the holders of contingent value rights are satisfied and all assumed ACLARA options are exercised, we would be required to pay up to approximately $60.3 million, which would result in a decrease in liquidity, which may adversely impact our ongoing business.

If we are required to make the maximum payment under the CVRs, we may have insufficient cash balances to make this entire payment in cash, and if we did have sufficient cash balances and elected to make part or all of the payment in cash our liquidity would be significantly and adversely affected. If we elected to make a portion of any CVR payment in shares of our common stock, existing stockholders could suffer significant dilution of their Monogram Biosciences holdings. In addition, a large volume of the shares issued as a portion of the CVR payment could be sold in a short period of time, which would cause the price of our common stock to decline. Even if we are not required to make the maximum payment, we may be required to make a substantial payment in cash and such payment would have a significant adverse effect on our liquidity.

New entry inhibitor drugs for treatment of HIV may not be successful in clinical trials, trials may be terminated and if successful, the drugs may not require our testing services when approved. If the drugs are approved by FDA and require our testing services, we may not be able to adequately meet the demand for these services in all markets.

Our testing services, including our HIV Co-Receptor Tropism Assay, have been used by certain pharmaceutical company customers in phase III clinical trials of the new class of CCR5 Entry Inhibitor drugs. One of these trials was initiated by a pharmaceutical company customer in late 2004 and has been a significant source of revenue in 2005. This trial is ongoing. An additional phase III trial was initiated by a second pharmaceutical company customer in July 2005, although in October 2005 this trial was terminated as a result of observed liver toxicity in the Phase III trial and related Phase II trial. Testing for a third phase III trial sponsored by a third pharmaceutical company customer was anticipated in the fourth quarter of 2005, although in this case a related phase II trial was terminated in October 2005 by the same customer due to a return of detectable virus in some patients late in therapy compared to the control regimen, and the timing for the phase III trial is not known. The use of our testing services in these programs has generated additional pharmaceutical testing revenues in 2005. Pfizer, the customer whose phase III trial was initiated in late 2004 and is ongoing, accounted for 19% of our total revenue for the year ended December 31, 2005 including revenue related to the phase III trial. As additional patients are screened and enrolled in these trials, this could continue to be an important source of pharmaceutical testing revenues and if the drugs get approved this could also be a source of future patient testing revenues. However, the progress of such clinical trials and the likelihood of trials being successful and the drugs receiving FDA approval are subject to significant uncertainty and are determined by factors outside of our control. Difficulties encountered by our pharmaceutical company customers related to patient enrolment, drug performance, regulatory considerations and other factors could cause the trials to be delayed or terminated, as has already happened as described above. If additional such events occurred, our pharmaceutical testing revenues would be adversely affected and could decline. If safety or efficacy concerns arise related to the entire class of CCR5 Entry Inhibitor drugs, all clinical trials related to this class of drugs could be terminated, which would abruptly and negatively impact our revenues. There is also no guarantee that our testing services will be required or used by physicians if the drugs are approved by the FDA. If such use does not develop after approval then these drugs will not generate significant future patient testing revenues. If the drugs are approved and our testing services are required for these drugs, we may not be able to deliver our testing services on a global basis in support of the drugs, which could damage our market position, adversely affect our business, and cause our revenues to decline.

We derive a significant portion of our revenues from a small number of customers and our revenues may decline significantly if any major customer cancels, reduces or delays a purchase of our products.

Our revenues to date consist, and are anticipated to consist in 2006, largely of sales of HIV testing products. We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. In 2005, 2004 and 2003, approximately 22%, 31% and 29%, respectively of our revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. Additionally, in 2005, 2004 and 2003, Pfizer Incorporated represented approximately 19%, 7% and 8%, Quest Diagnostics Incorporated represented approximately 11%, 12% and 9% and GlaxoSmithKline represented approximately 10%, 4% and 6% of our total revenue, respectively. Gross accounts receivable balances from Medicare and Medicaid represented 33% and 35% of gross accounts receivable balance at December 31, 2005 and 2004, respectively. It is likely that we will have significant customer concentration in the future. Although certain of our agreements with pharmaceutical company customers have provisions for minimum purchases, these provisions are generally subject to annual renewal or cancellation provisions. The loss of any major customer, a slowdown in the pace of increasing physician and physician group sales as a percentage of sales, cancellation or non-renewal of agreements with pharmaceutical company customers, the delay of significant orders from any significant customer, even if only temporary, or delays or terminations of clinical trials by pharmaceutical company customers, could have a significant negative impact on our revenues and our ability to fund operations from revenues, generate cash from operations or achieve profitability.

Proposed new products based on the eTag technology could be delayed or precluded by regulatory, clinical or technical obstacles, thereby delaying or preventing the development, introduction and commercialization of these new products and adversely impacting our revenue and profitability.

We are developing testing products for use in connection with the treatment of cancer patients. These products will be based on the proprietary eTag technology and are expected to leverage our experience in patient testing for HIV. We expect that the development and commercialization of eTag assays for use in clinical trials by pharmaceutical and biotechnology customers could exceed one year. In addition, we expect to commercialize clinical assays for diagnostic use in patient testing, upon the successful completion of product development and automation for high throughput, validation of assays in a Clinical Laboratory Improvement Amendments, or CLIA, certified laboratory format, and attainment of clinical validation through clinical trials, which could also exceed one year, and successful leveraging of research and development planned to be expended on clinical assays for use in clinical trials by pharmaceutical and biotechnology companies. The completion of these research and development activities is subject to a number of risks and uncertainties including the extent of clinical trials required for regulatory and marketing purposes, the timing and results of clinical trials, failure to validate the technology in clinical trials and failure to achieve necessary regulatory approvals. These factors make it impossible to predict with any degree of certainty whether we will be able to complete the development of commercial products utilizing eTag technology or if we are able to do so what the cost and timing of such completion may be.

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

As a result of our merger with ACLARA, we hired approximately 35 of the 55 employees based at ACLARA’s facility in Mountain View, California before the merger. Currently, our total number of employees is approximately 290. Our proposed testing products using the eTag technology and our commercialization infrastructure have not yet been developed, and the two will need to be integrated as a necessary part of the development process. We do not have experience in commercializing testing products for use in the oncology field. We face challenges inherent in efficiently managing an increased number of employees and addressing new markets, including the need to implement appropriate systems, policies, benefits and compliance programs and the need to build a sales organization focused on oncologists.

Difficulties or delays in successfully managing the substantially larger and broader organization could have a material adverse effect on our business and, as a result, on the market price of our common stock.

We could lose key personnel, which could materially affect our business and require us to incur substantial costs to recruit replacements for lost personnel.

We consider William D. Young, Chairman and Chief Executive Officer, Christos J. Petropoulos, Ph.D., Vice President, Research and Development and Chief Scientific Officer, Michael Bates, M.D., Vice President, Clinical Research, and Jeannette Whitcomb, Ph.D., Vice President, Operations, to be key to the management of our business and operations.

Any of our key personnel could terminate their employment at any time and without notice. We do not maintain key person life insurance on any of our key employees. Any failure to attract and retain key personnel could have a material adverse effect on our business.

Charges to operations resulting from the possible future impairment of goodwill and intangible assets may adversely affect the market value of our common stock.

If we are unable to successfully develop products based on the eTag technology, acquired in our merger with ACLARA, our financial results, including earnings (loss) per common share, could be adversely affected. In accordance with United States generally accepted accounting principles, we have accounted for the merger as a business combination. We have allocated the total purchase price to the acquired net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of completion of the merger, and have recorded the excess of the purchase price over those fair values as goodwill. In addition, we have capitalized certain patent costs related to our infectious disease technologies and products.

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

Until June 10, 2006, or the earlier extinguishment of the contingent value rights in accordance with their terms, we will be required under generally accepted accounting principles to record adjustments in our quarterly statements of operations based on the fair value of our estimated obligation to make payments to the holders of contingent value rights and the variable accounting associated with the stock options that have underlying CVRs. Our estimated obligation to make payments under the CVRs will vary depending, at the time the estimate is made, on the market price, if any, of the contingent value rights and the stock options associated with CVRs, and the extent to which assumed ACLARA stock options are exercised. As a result, our estimated obligation under the contingent value rights could vary from period to period, resulting in significant fluctuations in our results of operations from quarter to quarter, including our reported earnings or loss per share, which could cause the market price of our common stock to fall abruptly and significantly.

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

Our ability to establish our testing products, both current and potential, as the standard of care to guide and improve the treatment of viral diseases and cancer will depend on continued acceptance and use of our current testing products by physicians and clinicians and pharmaceutical companies, similar acceptance and use of our potential future products and the development and commercialization of new drugs and drug classes that require or could benefit from testing services such as ours. While certain testing products for viral diseases are established, others are still relatively new, and testing products for the treatment of cancer have not yet been developed. We cannot predict the extent to which physicians and clinicians will accept and use these testing products. They may prefer competing technologies and products. The commercial success of these testing products will require demonstrations of their advantages and potential clinical and economic value in relation to the current standard of care, as well as to competing products. Market acceptance of our products will depend on:

•	our marketing efforts and continued ability to demonstrate the utility of PhenoSense in guiding anti-viral drug therapy, for example, through the results of retrospective and prospective clinical studies;

•	our ability to demonstrate the advantages and potential economic value of our PhenoSense testing products over current treatment methods and other resistance tests;

•	the success of clinical trials of the new class of CCR5 entry inhibitor drugs for HIV in which our testing services are being used, whether those drugs get approved by the FDA and whether our tests are required after the drugs are approved;

•	our ability to demonstrate to potential customers the clinical benefits and cost effectiveness of our eTag technology, relative to competing technologies and products;

•	the extent to which opinion leaders in the scientific and medical communities publish supportive scientific papers in reputable academic journals;

•	the extent and success of our efforts to market, sell and distribute our testing products;

•	the timing and willingness of potential collaborators to commercialize our PhenoSense and eTag products and other future testing product candidates;

•	general and industry-specific economic conditions, which may affect our pharmaceutical customers’ research and development, clinical trial expenditures and the use of our PhenoSense and eTag products;

•	progress of clinical trials conducted by our pharmaceutical customers;

•	our ability to generate clinical data indicating correlation between data recognized by eTag assays and clinical responses to particular drugs;

•	changes in the cost, quality and availability of equipment, reagents and components required to manufacture or use our PhenoSense and eTag products and other future testing product candidates;

•	the development by the pharmaceutical industry of anti-viral drugs and targeted medicines for specific patient populations, the success of these targeted medicines in clinical trials and the adoption of our technological approach in these development activities; and

•	our ability to develop new products.

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

Billing for laboratory services is complex. Laboratories must bill various payors, such as Medicare, Medicaid, insurance companies, doctors, employer groups and patients, all of whom have different requirements. In 2005, 2004 and 2003, approximately 22%, 31% and 29%, respectively of our revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. In addition, gross accounts receivable balances from Medicare and Medicaid represented 33% and 35% of gross accounts receivable balance at December 31, 2005 and 2004, respectively. Billing difficulties often result in a delay in collecting, or ultimately an inability to collect, the related receivable. This impairs cash flow and ultimately reduces profitability if we are required to record bad debt expense and/or contractual adjustments for these receivables. Our accounts receivable balances have increased during 2005 and 2004. We recorded bad debt expense of $0.8 million and $0.3 million for the years ended December 31, 2005 and 2004, respectively.

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

In order to meet future projected demand for our products and fully utilize our current clinical laboratory facilities, we may have to expand the volume of patient samples that we are able to process. We will also need to incorporate the eTag assays into our laboratory processes. We will also need to continue to develop our quality-control procedures and to establish more consistency with respect to test turnaround so that results are delivered in a timely manner. Thus, we will need to continue to develop and implement additional automated systems to perform our tests. We have installed laboratory information systems over the past few years to support the automated tests, analyze the data generated by our tests and report the results. If these systems do not work effectively as we scale up our processing of patient samples, we may experience processing or quality-control problems and may experience delays or failures in our operations. These problems, delays or failures could adversely impact the promptness and accuracy of our transaction processing, which could impair our ability to grow our business, generate revenue and achieve and sustain profitability. We have experienced periods during which processing of our test results was delayed and periods during which the proportion of samples for which results could not be generated were higher than expected. While we are continuing to attempt to minimize the likelihood of any recurrence of these issues, future delays, processing problems and backlog may nevertheless occur, resulting in the loss of our customers and/or revenue and an adverse effect on our results of operations.

We face intense competition, and if our competitors’ existing products or new products are more effective than our products, the commercial opportunity for our products will be reduced or eliminated.

The commercial opportunity for our products will be reduced or eliminated if our competitors develop and market new testing products that are superior to, or are less expensive than, the testing products that we develop using our proprietary technology. The biotechnology industry evolves at a rapid pace and is highly competitive. Our competitors for our HIV testing products include manufacturers and distributors of phenotypic and genotypic drug resistance technology, such as Tibotec-Virco, a division of Johnson & Johnson, Specialty Laboratories, Applied Biosystems Group, Visible Genetics, a division of Bayer Diagnostics, and reference and academic laboratories.

We also compete with companies that are developing alternative technological approaches for patient testing in the cancer field. There are likely to be many competitive companies and many technological approaches in the emerging field of testing for likely responsiveness to the new class of targeted cancer therapies, including companies such as DakoCytomation A/S, Genzyme and Abbott Laboratories that currently commercialize testing products for guiding therapy of cancer patients. Established diagnostic product companies such as Abbott Laboratories, Roche Diagnostics and Bayer Diagnostics and established clinical laboratories such as Quest Diagnostics and Laboratory Corporation of American may also develop or commercialize services or products that are competitive with those that we anticipate developing and commercializing. In addition, there are a number of alternative technological approaches being developed by competitors. In particular, while our anticipated oncology testing products will be based on the identification of protein-based differences among patients, there is significant interest in the oncology community in gene-based approaches that may be available from other companies, which may prove to be a superior technology to ours.

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

Historically, we have licensed technology from Roche that we use in our PhenoSense and GeneSeq tests. We hold a non-exclusive license for the life of the patent term of the last licensed Roche patent. We were notified by Roche that the license had terminated in March 2005 because the last licensed patent had expired. However, Roche advised us that additional licenses may be necessary for certain other patents and has offered us a license to these patents. We are in the process of reviewing whether additional licenses are necessary or useful for our operations. We believe such licenses are available on commercially acceptable terms.

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

With respect to our viral disease portfolio, we currently have approximately 192 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 40 issued patents. With respect to our potential oncology products and eTag technology, we currently have approximately 168 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 17 issued patents. We have 138 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 74 issued or allowed patents, relating to the historic microfluidics business of ACLARA. We had licensed certain patents under the Roche license discussed above. These patents covered a broad range of technology applicable across our entire current and planned product line. We have also licensed certain technology from Third Wave Technologies for gene expression based assays for research applications.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell our products and use our proprietary technologies without infringing the proprietary rights of others. Companies in our industry typically receive a higher than average number of claims and threatened claims of infringement of intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the fields in which we are selling and/or developing or expect to sell and/or develop products. We may be exposed to future litigation by third parties based on claims that our products, technologies or activities infringe the intellectual property rights of others. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our products or technologies may infringe. There also may be existing patents, of which we are not aware, that our products or technologies may inadvertently infringe. Further, there may be issued patents and pending patent applications in fields relevant to our business, of which we may become aware from time to time, that we believe we do not infringe or that we believe are invalid or relate to immaterial portions of our overall business. We will not be able to assure you that third parties holding any of these patents or patent applications will not assert infringement claims against us for damages or seeking to enjoin our activities. We will also not be able to assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor. Third parties have from time to time threatened to assert infringement or other intellectual property claims against us based on our patents or other intellectual property rights or informed us that they believe we required one or more licenses in order to perform certain of our tests. For instance, we have been informed by Bayer Diagnostics, or Bayer, that it believes we require one or more licenses to patents controlled by Bayer in order to conduct certain of our current and planned operations and activities. We, in turn, believe that Bayer may require one or more licenses to patents controlled by us. Although we believe we do not need a license from Bayer for our HIV products, we have had discussions with Bayer concerning the possibility of entering into a cross-licensing or other arrangement, and believe that if necessary, licenses from Bayer would be available to us on commercially acceptable terms. However, in the future, we may have to pay substantial damages, possibly including treble damages, for infringement if it is ultimately determined that our products infringe a third party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit will take significant time, and may be expensive and divert management attention from other business concerns.

Our business operations and the operation of our clinical laboratory facility are subject to stringent regulations and if we are unable to comply with them, we may be prohibited from accepting patient samples or may incur additional expense to attain and maintain compliance, which would have an adverse impact on our revenue and profitability.

The operation of our clinical laboratory facilities is subject to a stringent level of regulation under the Clinical Laboratory Improvement Amendments of 1988. Laboratories must meet various requirements, including requirements relating to quality assurance, quality control and personnel standards. Our laboratories are also subject to regulations by the State of California and various other states. We have received accreditation by the College of American Pathologists and therefore are subject to their requirements and evaluation. Our failure to comply with applicable requirements could result in various penalties, including loss of certification or accreditation, and we may be prevented from conducting our business as we currently do or as we may wish to in the future.

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

We have historically used stock options and other forms of equity-related incentives as a key component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us. The Financial Accounting Standards Board has issued changes to the U.S. generally accepted accounting principles that requires us to record a charge to earnings for employee stock option grants and other option plans commencing in the first quarter of 2006. Moreover, applicable stock exchange listing standards related to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future, which may result in changes in our equity compensation strategy. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees, and such a change in accounting rules may adversely impact our future financial condition and operating results.

We may be subject to litigation, which would be time consuming and divert our resources and the attention of our management.

ACLARA, with which we merged in December 2004, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001 and is now captioned ACLARA BioSciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering, or IPO, as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s March 20, 2000 IPO through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market. The complaint also alleges that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers who went public between 1998 and 2000 have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including ACLARA defendants) was filed by the entire group of issuer defendants in these similar actions. On February 19, 2003, the Court in this action issued its decision on the defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to ACLARA but denied the motion to dismiss Section 11 claim as to ACLARA and virtually all of the other defendants. On June 26, 2003, the plaintiffs in the consolidated class action lawsuits announced a proposed settlement with ACLARA and the other issuer defendants. The proposed settlement, which was approved by ACLARA’s board of directors, provides that the insurers of all settling issuers will guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling issuers will make up the difference. Under the proposed settlement, the maximum amount that could be charged to ACLARA’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would be approximately $3.9 million. We believe that ACLARA had sufficient insurance coverage to cover the maximum amount that we may be responsible for under the proposed settlement. On August 31, 2005, the Court granted unconditional preliminary approval of the proposed settlement. The Court set the settlement fairness hearing for April 24, 2006. At the fairness hearing, the court will decide whether the settlement is fair, reasonable, and adequate for all class members, and whether to grant final approval of the settlement. It is possible that the Court may not give its final approval to the settlement in whole or part. If a final settlement is not reached or is not approved by the court, we believe that we have meritorious defenses and intend to vigorously defend against the suit. As a result of this belief, no liability for this suit has been recorded in the accompanying financial statements. However, we could be forced to incur significant expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

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

We anticipate that our capital resources, together with funds from the sale of our products, contract revenue and borrowing under equipment financing arrangements, will enable us to maintain our current research and development, marketing, production and general administrative activities related to HIV drug resistance in the United States, together with the development and initial commercialization of the eTag technology, at least for the next twelve months. The commercialization of the eTag technology is expected to include the development of a testing service and possibly test kits for use in connection with the treatment of cancer patients. However, we may need additional funding to accomplish these goals. Further we may have to establish additional infrastructure to make available our Co-receptor Tropism Assay outside of the U.S. if the CCR5 drugs are approved by the FDA and our tests are required for these drugs after approval. To the extent operating and capital resources are insufficient to meet our obligations, including lease payments and future requirements, we will have to raise additional funds to continue the development, commercialization and expansion of our technologies, including the eTag technology and products based on that technology. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans, or to satisfy a portion of the potential payment for the CVR liability. However, we cannot guarantee that additional financing, in any form, will be available at all, or on terms acceptable to us. If we sell equity or convertible debt securities to raise additional funds, our existing stockholders may incur substantial dilution and any shares so issued will likely have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common and preferred stock. In the event financing is not available in the time frame required, we could be forced to reduce our operating expenses, curtail sales and marketing activities, reschedule research and development projects or delay, scale back or eliminate some or all of our activities. Further, we might be required to sell certain of our assets or obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize on our own. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could make it difficult or impossible to implement our long-term business plans or could affect our ability to continue as a going concern.

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

Approximately 30% of our common stock is beneficially held by our directors, our executive officers, and greater than five percent stockholders. The most significant of these stockholders in terms of beneficial ownership are Perry Corp. and Deutsche Bank AG. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control of Monogram Biosciences at a premium price if these stockholders oppose it.

Our stock price may be volatile, and our common stock could decline in value.

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Our stock price has fluctuated widely during the last few years from a low of $0.72 per share in September 2002 to a high of $4.40 per share in January 2004. The following factors, in addition to other risk factors described in this section, may have a significant negative impact on the market price of our common stock:

•	period-to-period fluctuations in financial results;

•	financing activities;

•	potential payments required to be made under the Contingent Value Rights on June 10, 2006;

•	investor perceptions regarding the impact of the Contingent Value Rights on our liquidity and capital resources;

•	litigation;

•	delays in product introduction, launches or enhancements, including delays in completing the development of the eTag technology and products based on that technology;

•	announcements of technological innovations or new commercial products by our competitors;

•	results from clinical studies;

•	adverse developments in the clinical trials of drugs under development by our pharmaceutical company customers;

•	developments concerning proprietary rights, including patents;

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or our own products or products under development;

•	regulatory developments in the United States and foreign countries;

•	changes in payor reimbursement policies; and

•	economic and other external factors or other disaster or crisis.

A low or volatile stock price may negatively impact our ability to raise capital and to attract and maintain key employees.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock may fall.

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock may fall. As of December 31, 2005 we had outstanding options under our employee stock options plan to purchase 18.3 million shares of our common stock, which represents approximately 14.4% of our common stock outstanding on December 31, 2005, at a weighted-average price of $2.42 per share. Sales of substantial amounts of our common stock, whether currently outstanding, or issued as the result of option exercises, might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Sales of a substantial number of shares could occur at any time. This may decrease the price of our common stock and may impair our ability to raise capital in the future.

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

Item 2. Properties

As of March 9, 2006, we leased a building of approximately 41,000 square feet in South San Francisco, California, comprising laboratory and office space. The lease expires in April 2010 and provides an option to extend the term for an additional ten years. We also subleased approximately 27,000 square feet in another adjacent building in South San Francisco, California, comprising laboratory and office space. This sublease expires on December 2006 and provides us with an option to extend the term for one year. In addition, as a result of our merger with ACLARA, we assumed the lease for a building of approximately 44,200 square feet in Mountain View, California comprising laboratory and office space. This lease expires in July 2009. We relocated the employees and operations from that facility to the South San Francisco facilities in the second quarter of 2005 and are currently seeking a subtenant for this space.

Item 3. Legal Proceedings

ACLARA, with which we merged, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. See “Commitments and Contingencies” note 8 to the financial statements for further discussion.

Item 4. Submission of Matters to a Vote of Security Holders

We held the Annual Meeting of Stockholders on October 27, 2005, and two matters were voted upon. A description of each matter and tabulation of votes are as follows:

1.	Two Class II directors were elected to our board to hold office until the 2008 Annual Meeting of Stockholders, or until their successors are elected and qualified. The nominees and the voting for each were as follows:

Edmon R. Jennings:
For	117,274,476
Withheld	422,887
Cristina H. Kepner:
For	116,865,359
Withheld	832,004

The following directors’ terms of office continued after the Annual Meeting of Stockholders on October 27, 2005:

Thomas R. Baruch

William Jenkins

David H. Persing

John D. Mendlein

William D. Young

2.	The appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005 was ratified.

The voting for the proposal was as follows:

For	117,423,718
Against	259,174
Abstain	14,471
Broker non-vote	—

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Data; Dividends

Our Common Stock trades on the Nasdaq National Market under the symbol “MGRM”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock on the Nasdaq National Market:

	High	Low
2005
Fourth Quarter	$2.40	$1.33
Third Quarter	$2.73	$2.26
Second Quarter	$2.95	$2.33
First Quarter	$2.81	$2.15

2004
Fourth Quarter	$2.84	$1.65
Third Quarter	$2.42	$1.51
Second Quarter	$3.65	$2.12
First Quarter	$4.40	$2.68

The last reported sale price of our common stock on the Nasdaq National Market on March 9, 2006 was $1.87. As of March 9, 2006, there were approximately 300 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities.

The following sets forth the number of shares of our common and preferred stock issued in the fourth quarter of 2005. For these issuances, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”):

On October 20, 2005, we issued 25,000 shares of our common stock to a holder of our outstanding warrants upon that holder’s cash exercise of the warrants.

On December 31, 2005, we issued 209,217 shares of common stock with a market value of $0.4 million as of the date of such issuance, to the Monogram Biosciences, Inc. 401(k) Profit Sharing Plan as a matching contribution under the terms of the plan.

Equity Compensation Plans

Information about our equity compensation plans is included in Item 12 of Part III of this Annual Report.

Item 6. Selected Financial Data

The following selected financial information is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K in order to fully understand factors that may affect the comparability of the information presented below. The statements of operations data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited financial statements included in Item 8 of this Report. The statements of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2004 and 2002 are derived our audited financial statements not included in this Report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
	(Unaudited)
Statement of Operations Data:
Revenue:
Product revenue	$43,468	$34,811	$31,911	$24,530	$17,815
Contract revenue	4,784	1,990	1,468	731	458

Total revenue	48,252	36,801	33,379	25,261	18,273
Operating costs and expenses:
Cost of product revenue	20,001	17,794	16,713	14,589	11,845
Research and development	18,996	7,839	4,733	10,406	11,693
Purchased in-process research and development charge	—	100,600	—	—	—
Sales and marketing	12,588	10,056	8,306	11,716	10,336
General and administrative	10,200	10,192	9,256	10,550	11,376
Lease termination charge	—	433	—	—	—

Total operating costs and expenses	61,785	146,914	39,008	47,261	45,250

Operating loss	(13,533)	(110,113)	(5,629)	(22,000)	(26,977)
Interest income	2,303	198	106	307	1,143
Interest expense	(60)	(34)	(141)	(423)	(466)
Contingent value rights revaluation	(26,296)	28,519	—	—	—
Other income	—	—	156	347	106

Net loss	(37,586)	(81,430)	(5,508)	(21,769)	(26,194)
Deemed dividend to preferred stockholders	—	—	(2,155)	(10,551)	(2,269)
Preferred stock dividend	(162)	(324)	(1,610)	(977)	(334)

Loss applicable to common stockholders	$(37,748)	$(81,754)	$(9,273)	$(33,297)	$(28,797)

Basic and diluted net loss per common share	$(0.31)	$(1.43)	$(0.27)	$(1.38)	$(1.43)

Shares used in computing basic and diluted loss per common share	123,527	57,292	34,445	24,157	20,072

Our results for the year ended December 31, 2004 include the acquired operations of ACLARA for the period December 10, 2004 to December 31, 2004. See notes to the financial statements for a description of the number of shares used in the computation of the basic and diluted net loss per common share.

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
	(Unaudited)
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$65,014	$78,848	$9,430	$11,145	$8,962
Accounts receivable, net	9,063	7,251	6,165	4,924	4,562
Working capital	23,984	73,463	13,038	(239)	7,508
Restricted cash	50	457	776	707	1,000
Total assets	97,678	107,635	28,378	30,486	37,851
Current portion of contingent value rights	42,676	—	—	—	—
Long-term portion of contingent value rights	—	15,269	—	—	—
Long-term portion of restructuring costs	1,916	1,710	—	—	—
Long-term portion of capital lease obligations	212	36	87	419	1,341
Long-term portion of loans payable	233	311	—	—	174
Long-term advance from subtenant	—	—	—	—	975
Redeemable convertible preferred stock	—	1,810	1,994	4,249	11,228
Accumulated deficit	(225,288)	(187,702)	(106,272)	(100,764)	(78,995)
Total stockholders’ equity	41,771	72,673	20,587	7,014	13,471

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included in this Annual Report on Form 10-K. The estimates and certain other statements below are forward-looking statements that involve risks and uncertainties. Our actual future capital requirements and the adequacies of our available funds will depend on many factors, including those under “Risk Factors.”

OVERVIEW

We are a life sciences company committed to advancing personalized medicine and improving patient outcomes through the development of innovative molecular diagnostic products that guide and target the most appropriate treatments. Through a comprehensive understanding of the genetics, biology and pathology of particular diseases, we have pioneered and are developing molecular diagnostics and laboratory services that are designed to:

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

Over the last several years, we have built a business based on the personalized medicine approach in HIV drug resistance testing. We intend to leverage the experience and infrastructure we have built in the HIV market to the potentially larger market opportunity of cancer utilizing our proprietary eTag technology, acquired in our merger with ACLARA BioSciences, Inc., or ACLARA, in December 2004. In the future, we plan to seek opportunities to address an even broader range of serious diseases. We were incorporated in the state of Delaware in November 1995 and commenced commercial operations in 1999. On September 6, 2005, we changed our name from ViroLogic, Inc. to Monogram Biosciences, Inc. This new name is intended to reflect our commitment to extend our efforts in individual medicine beyond viral diseases and into oncology and other serious diseases. Our revenues have grown in each year since the commencement of commercial operations as our tests for HIV drug resistance have been adopted more broadly. We have two sources of revenue related to HIV- from testing of patient samples and from testing services provided to pharmaceutical companies in their drug development activities. Our Co-receptor Tropism Assay is being used for selection and monitoring of patients in phase III clinical trials of a new class of entry inhibitor drugs for HIV, called CCR5 Entry Inhibitors. One of these trials was initiated by a pharmaceutical company customer in late 2004 and has been a significant source of revenue in 2005. This trial is ongoing. An additional phase III trial was initiated by a second pharmaceutical company customer in July 2005, although in October 2005 this trial was terminated due to observed liver toxicity in patients in the phase III trial and a related phase II trial. Testing for a third phase III trial sponsored by a third pharmaceutical company customer was anticipated in the fourth quarter of 2005, although in this case a related phase II trial was terminated in October 2005 by the same customer due to a return of detectable virus in some patients late in therapy compared to the control regimen, and the timing for the phase III trial is not known. We are currently generating oncology-related revenues from pharmaceutical companies that are evaluating our eTag technology. We are working with several of these pharmaceutical and biotechnology companies to develop more substantial collaborations and expect to make our first oncology test available to patients in 2006. Our first oncology test cannot be made available to patients until we have completed transfer of the eTag assays from the research setting into our CLIA certified laboratory and until sufficient clinical data has been generated.

We have incurred losses each year since inception. As of December 31, 2005, we had an accumulated deficit of approximately $225.3 million, including a charge in 2004 of $100.6 million for in-process research and development related to our merger with ACLARA. We expect to incur additional operating losses at least through 2006 as we complete the development of the eTag technology, transfer the assays into the clinical laboratory, conduct clinical studies and develop the commercial infrastructure to support a commercial launch.

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

		$177,960

In connection with our merger with ACLARA, we have taken actions to integrate and restructure the former ACLARA operations. We relocated the ACLARA personnel and operations from a former ACLARA facility in Mountain View, California to our South San Francisco, California facilities in the second quarter of 2005. A restructuring accrual was established for the costs of vacating and subleasing the Mountain View facility including an estimate of the excess of the our lease costs over our anticipated sublease income and for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. During the second quarter of 2005, we increased the restructuring accrual by $1.6 million due to a delay in vacating and subleasing the Mountain View facility. This change to the estimate of completing the currently approved restructuring plans, which were originally recorded in goodwill, has increased goodwill to $9.9 million, as of December 31, 2005. Future adjustments to these estimates will be recorded in our results of operations.

The merger with ACLARA resulted in substantial non-cash items being recorded in our statement of operations for the year ended December 31, 2004. These include a non-recurring charge for in-process research and development of $100.6 million, other non-operating income of $28.5 million related to a favorable change in fair value of the liability established at closing of the merger for the estimated liability under the CVRs and certain stock compensation charges. These stock compensation charges amounted to $3.4 million, of which $1.2 million is recorded as research and development expense, $0.4 million is recorded as sales and marketing expense and $1.8 million is recorded as general and administrative expense. These adjustments are primarily the result of the impact of variable accounting, due to the CVRs, for ACLARA options assumed, and the recognition of expense for the value of CVRs related to ACLARA options that vested during the period from December 10, 2004 to December 31, 2004.

For the year ended December 31, 2005, other non-operating expense includes $26.3 million related to an unfavorable change in estimated fair value of the liability under the CVRs, and operating expenses include a net favorable $1.8 million adjustment from stock based compensation related to variable accounting for assumed ACLARA stock options with CVR attached, CVR expenses related to vested options during the period and deferred compensation amortization, of which $0.2 million is recorded in research and development, $0.2 million is recorded in sales and marketing and $1.4 million is recorded in general and administrative. See “Contingent Value Rights” note below for further details.

As of the closing date of the merger, with respect to CVRs issued for common stock outstanding and issuable for vested ACLARA options outstanding, we recorded the liability based on estimated fair value using a Black-Scholes based valuation of the underlying CVR securities of $0.66 per CVR, or $43.8 million in the aggregate. Because, subsequent to the closing of the merger, an active trading market has developed for the CVR securities, the liability was revalued at December 31, 2005 and 2004 based on the actual closing value of the CVRs on the OTC bulletin board of $0.63 and $0.23, respectively per CVR, or $42.7 million and $15.3 million, respectively in the aggregate. These adjustments have been recorded as non-operating income in the statement of operations. Further revaluations will be done each quarter based on the actual price of the CVRs at the end of the quarter while the CVRs remain outstanding.

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

Contingent Value Rights

As part of the purchase consideration in our merger with ACLARA, we issued Contingent Value Rights, or CVRs, to ACLARA stockholders and are obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. Each CVR represents the right to receive, on June 10, 2006, a potential payment, up to $0.88 per CVR, of the amount by which the then-current market value of Monogram Biosciences common stock is less than $2.90 per share. Pursuant to the terms of the related agreement, the determination of the current market value of our common stock at that date will be based on a formula averaging trading prices during the 15 consecutive trading day period immediately prior to June 10, 2006. The first $0.50 per CVR of any such payment that is made must be made in cash, with the balance of up to $0.38 per CVR being payable, at our option, in cash, shares of our common stock, or a combination of cash and our common stock. In addition, we assumed options to purchase shares of ACLARA common stock which are now exercisable for shares of our common stock and CVRs (or applicable payment, if any, in lieu of CVRs if exercised after June 10, 2006).

We recorded the initial liability under the CVRs based on the fair value of the liability at the closing date and will record adjustments to this liability based on changes in the fair value each quarter as non-operating income or expense in our statement of operations. As of the closing date of the merger, with respect to CVRs issued in respect of common stock outstanding and issuable in respect of assumed vested ACLARA stock options outstanding, we estimated fair value using a Black-Scholes based valuation of the underlying CVR securities. Because, subsequent to the closing of the merger, an active trading market has developed for the CVR securities, the liability will be revalued based on the actual closing value of the CVRs on the OTC bulletin board. In addition, we will record an additional liability each quarter for additional CVRs related to assumed ACLARA stock options that vest during each quarter.

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

Revenue Recognition

Product revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payor programs, such as Medicare and Medicaid. Billings for services under third-party payor programs are included in revenue net of allowances for differences between the amounts billed and estimated receipts under such programs. We estimate these allowances based on historical payment information and current sales data. If the government and other third-party payors significantly change their reimbursement policies, an adjustment to the allowance may be necessary. Revenue generated from our database of resistance test results is recognized when earned under the terms of the related agreements, generally upon shipment of the requested reports. Contract revenue consists of revenue generated from NIH grants, commercial assay development and other non-product revenue. NIH grant revenue is recorded on a reimbursement basis as grant costs are incurred. The costs associated with contract revenue are included in research and development expenses. For commercial and research collaborations, we recognize non-refundable milestone payments received related to substantive at-risk milestones when performance of the milestone under the terms of the collaboration is achieved and there are no further performance obligations. Research and development fees from commercial collaboration agreements are generally recognized as revenue on a straight-line basis over the life of the collaboration agreement or as the research work is performed. Deferred revenue relates to up front payments received in advance of meeting the revenue recognition criteria described above.

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

In addition, we review and estimate the collectibility of our receivables based on the period of time they have been outstanding. Historical collection and payor reimbursement experience is an integral part of the estimation process related to reserves for doubtful accounts. In addition, we assess the current state of our billing functions in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on our reserve estimates, which involves judgment. We believe that the collectibility of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we have implemented procedures to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. Changes in the allowance for doubtful accounts are recorded as an adjustment to bad debt expense within general and administrative expenses. We believe that our collection and reserves processes, along with our close monitoring of our billing processes, helps to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in collection and reimbursement experience and billing operations.

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

In December 2004, the FASB issued Statement 123R, “Share-Based Payment,” which requires public companies to measure compensation cost for all share-based payments at fair value. The standard requires companies to recognize compensation expense, using a fair value based method, for costs related to share-based payments including stock options and stock issued under our employee stock purchase plans. In April 2005, the SEC adopted a rule which defers the compliance date of SFAS 123R until 2006 for calendar year companies. Consistent with the new rule, the Company will adopt SFAS 123R in the first quarter of 2006. We expect to adopt SFAS 123R using the modified prospective basis on January 1, 2006. We are currently evaluating option valuation methodologies and assumptions in light of SFAS 123R; the methodologies and assumptions we ultimately use to adopt SFAS 123R may be different from those currently used as discussed below. We currently expect that our adoption of SFAS 123R will have a material impact on our results of operations and loss per common share.

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to Years Ended December 31, 2004 and 2003.

	2005	2004	2003
	(In thousands)
Product revenue	$43,468	$34,811	$31,911
Contract revenue	4,784	1,990	1,468

Total revenue	$48,252	$36,801	$33,379

Revenue. Revenue was $48.3 million, $36.8 million and $33.4 million in 2005, 2004 and 2003, respectively. Product revenue comprises revenue from our HIV testing services. The increase of $11.5 million in 2005 as compared to 2004 was primarily due to the use of our testing services, including our HIV Co-Receptor Tropism Assay, in phase III clinical trials of a new class of HIV drugs called CCR5 Entry Inhibitors. One of these trials was initiated by a pharmaceutical company customer in late 2004 and has been a significant source of revenue in 2005. This trial is ongoing. An additional phase III trial was initiated by a second pharmaceutical company customer in July 2005, although in October 2005 this trial was terminated as a result of observed liver toxicity in the phase III trial and related phase II trial. Testing for a third phase III trial sponsored by a third pharmaceutical company customer was anticipated in the fourth quarter of 2005, although in this case a related phase II trial was terminated in October 2005 by the same customer due to a return of detectable virus in some patients late in therapy compared to the control regimen, and the timing for the phase III trial is not known. We believe that the use of our tests in clinical trials for CCR5 Entry Inhibitor drugs may continue to be a significant factor in our revenues in 2006, but cannot predict the success, failure or possible future termination of such trials. Failure of the CCR5 class of drugs as a whole, or discontinuation or postponement of any one or more CCR5 related clinical trials could have a negative impact on our revenues.

The increase of $3.4 million in 2004 as compared to 2003 was primarily due to growth in the HIV resistance testing market and demand for our PhenoSense HIV, PhenoSense GT and GeneSeq HIV products for patient and pharmaceutical testing.

Contract revenue consists of revenues from eTag and oncology collaborations with pharmaceutical and biotechnology companies as well as NIH research grants and other non-product revenue. These revenues increased primarily due to the inclusion of $2.5 million of revenue from eTag and oncology collaborations in 2005. We are currently generating oncology-related revenues from pharmaceutical and biotechnology companies that are evaluating our eTag technology. We are working with several of these pharmaceutical and biotechnology companies to develop more substantial collaborations and expect to make our first oncology test available to patients in 2006. This is expected to occur upon completion of transferring the eTag assays from the research setting into our CLIA certified laboratory and after sufficient clinical data is generated. We have an active program of applying for NIH funding and currently have a number of active grants that we believe will help support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics.

We anticipate quarterly variations in revenue due primarily to fluctuations in the timing of various planned and ongoing clinical studies conducted by pharmaceutical companies.

We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. In 2005, 2004 and 2003, approximately 22%, 31% and 29%, respectively of our revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. Additionally, in 2005, 2004 and 2003, Pfizer Incorporated represented approximately 19%, 7% and 8%, Quest Diagnostics Incorporated represented approximately 11%, 12% and 9% and GlaxoSmithKline represented approximately 10%, 4% and 6% of our total revenue, respectively.

Cost of product revenue. Cost of product revenue was $20.0 million, $17.8 million and $16.7 million in 2005, 2004 and 2003, respectively. Included in these costs are materials, supplies, labor and overhead related to product revenue. Gross margins increased to 54% in 2005 from 49% in 2004 and 48% in 2003. The increase in 2005 as compared to 2004 and 2003 was primarily due to the benefit of higher volumes provided by the growth in pharmaceutical testing revenue and the increased percentage of total revenue represented by these revenues. We anticipate that gross margin on product revenue will continue to be affected by these factors, and, in time, by the introduction of oncology products, which we expect will have a higher gross margin than our HIV products.

Research and development. Research and development costs were $19.0 million, $7.8 million and $4.7 million in 2005, 2004 and 2003, respectively. The increase of $11.2 million in 2005 as compared to 2004 was primarily due to costs incurred related to oncology and eTag research and development programs, offset by a net favorable $0.2 million adjustment from stock based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached, CVR expenses related to vested options during the period and deferred compensation amortization. The increase of $3.1 million in 2004 as compared to 2003 was due to the inclusion of $1.2 million in stock based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached, CVR expenses related to vested options during the period and deferred compensation amortization, approximately $0.4 million in other costs related to oncology and eTag research and development programs in the period from the closing of the merger on December 10, 2004 to December 31, 2004, and additional costs incurred to support grants awarded.

With the completion of our merger with ACLARA, we have expanded our business focus from infectious diseases to include both infectious diseases and oncology, and with the integration of the former ACLARA operations into our operations, our research and development expenditures have increased. In addition, we expect to incur additional expenses in preparation for a planned introduction of commercial products. In 2005, we incurred expenses to transfer the eTag assays from the research setting to our CLIA certified clinical laboratory and to generate clinical data in support of a commercial launch of eTag assays. These expenses are expected to continue in 2006. The successful development of our products is highly uncertain. Completion dates and research and development expenses can vary significantly for each product and are difficult to predict. For a more complete discussion of the risks and uncertainties associated with completing the development of products, see the “Risk Factors” above.

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

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
NIH Grants	$2,263	$1,990	$718
Commercial assay development and other projects	—	—	442

Total	$2,263	$1,990	$1,160

Below is a summary of our products in development for HIV and other infectious diseases.

Infectious disease products in development	Status
Replication Capacity HIV, a measurement of fitness	In development(1)
GeneSeq HIV Entry, entry inhibitor assays	In development(2)
PhenoSense and GeneSeq HIV Integrase, integrase inhibitor assays	In development(3)
PhenoSense HIV Antibody Neutralization, a vaccine development and evaluation assay	In development(4)
PhenoSense and GeneSeq HIV Assembly/Maturation, virus assembly or maturation inhibitor assays.	In development(5)
PhenoSense HCV, a phenotypic hepatitis C inhibitor assay	In development(6)
GeneSeq HCV, a genotypic hepatitis C inhibitor assay	In development(6)

(1)	The Replication Capacity HIV assay is validated in our clinical laboratory and the data is currently referred on our PhenoSense HIV and PhenoSense GT tests to both pharmaceutical company customers and for patient testing. Clinical development work continues.
(2)	The GeneSeq HIV Entry Assay is in development. With NIH funding, additional development work is being conducted on this assay.
(3)	The PhenoSense and GeneSeq HIV Integrase assays are validated for research purpose and available to pharmaceutical company customers. Development is ongoing.
(4)	The PhenoSense HIV Antibody Neutralization assay is validated for research purposes and available to pharmaceutical company customers. With NIH funding, additional development work related to the use of our assays in vaccine development is being conducted.
(5)	The PhenoSense and GeneSeq HIV Assembly/Maturation inhibitor assays are in development. With NIH funding, additional development work is being conducted on these assays.
(6)	The PhenoSense HCV and GeneSeq HCV assays are validated for research use and available to pharmaceutical company customers. With NIH funding, additional development work is being conducted on these assays.

Following our merger with ACLARA, some of our research and development expenditures are now directed at continuing the research and development of the eTag System. Our eTag technology has potential application as a research tool in drug discovery and development in gene expression profiling and protein expression analysis. These applications have been considered as developed product technology in the allocation of the purchase consideration for ACLARA. Although some ongoing research and development expenditures have been incurred in 2005, we do not expect to incur significant expenditures in the future. In addition, our eTag technology has the potential, through detection of unique protein-based biomarkers, to differentiate likely responders from non-responders to certain targeted therapies in certain patient groups. Assays based on this technology have the potential to be used as aides for patient selection in pharmaceutical companies’ clinical trials of therapeutic products targeted on specific patient populations and as diagnostic services and/or kits to guide physicians in the selection of appropriate therapies for particular patients. Products in development are as follows:

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

Sales and marketing. Sales and marketing expenses were $12.6 million, $10.1 million and $8.3 million in 2005, 2004 and 2003, respectively. The increase of $2.5 million in 2005 as compared to 2004 was primarily attributable to business development activities for oncology and increased marketing programs related to our products, offset by a net favorable $0.2 million adjustment from stock based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached, CVR expenses related to vested options during the period and deferred compensation amortization. The increase of $1.8 million in 2004 as compared to 2003 was primarily attributable to the inclusion of $0.4 million in stock based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached, CVR expenses related to vested options during the period and deferred compensation amortization, and to the expansion of our sales force and increased marketing programs related to our existing products. We expect sales and marketing expenses in 2006 to increase from 2005 levels due to increase in sales and marketing activities related to our HIV products, hiring personnel and expansion of programs in preparation for the introduction of oncology products.

General and administrative. General and administrative expenses were $10.2 million, $10.2 million and $9.3 million in 2005, 2004 and 2003, respectively. During 2005 general and administrative expenses was unchanged as compared to 2004 primarily due to a net favorable $1.4 million adjustment from stock based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period offset by an increase in professional services fee, personnel costs and other administrative costs reflecting the increased scope of our operations. The increase of $0.9 million in 2004 as compared to 2003 was due to the inclusion of $1.8 million in stock based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period, approximately $0.6 million in professional fees related to compliance with the

Sarbanes Oxley Act, $0.2 million for additional merger-related severance expense, partially offset by decrease in insurance expense and lower facility costs resulting from our lease termination in March 2004 as described below. We expect general and administrative expenses in 2006 to increase from 2005 levels to support the administrative infrastructure required to support growth of the business.

Stock Based Compensation. In connection with our merger with ACLARA, we recorded as operating expense adjustment related to variable accounting for assumed ACLARA stock options, CVR expenses related to vested options and deferred compensation amortization as follows:

	Year ended December 31,
	2005	2004
	(In thousands)
Research & development	$(185)	$1,175
Sales & marketing	(158)	398
General & administrative	(1,460)	1,846

	$(1,803)	$3,419

We expect that expenses will be impacted by stock based compensation primarily related to variable accounting for assumed ACLARA stock options with CVRs attached, CVR expenses related to vested options in the future and deferred compensation amortization, and in the first quarter of 2006 by the implementation of SFAS 123R which will require the recognition of expense for all stock options. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on, among other things, the levels of share-based payments granted in the future and the option valuation method used.

Deferred compensation for options granted to employees is the difference between the exercise price and the deemed fair value for financial reporting purposes of our common stock on the date certain options were granted. It is a component of stockholders’ equity amortized over the vesting period for the individual options. In 2005, 2004 and 2003, all new options were granted at fair value and no deferred compensation was recorded. In connection with our merger with ACLARA, $0.3 million of the purchase consideration was allocated to deferred compensation. Stock based compensation, recorded in connection with the grant of stock options to employees prior to our initial public offering, was amortized over the vesting period for the individual options. We recorded amortization of deferred stock based compensation of $0.2 million, $24,000 and $0.2 million in 2005, 2004 and 2003, respectively.

We determined compensation for options granted to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18 as the fair value of the equity instruments issued. We record compensation for options granted to non-employees as the related services are rendered, and the value of the compensation may be periodically remeasured and the expense adjusted accordingly as the underlying options vest. We recorded $0.1 million, $0.1 million and $0.3 million of stock based compensation for non-employees in 2005, 2004 and 2003, respectively. At December 31, 2005, the aggregate value of the unvested options subject to remeasurement was $0.1 million, calculated based on the deemed fair value of our common stock. The related amortization will be recorded over the remaining service, which is generally one to four years.

Lease termination charge. In March 2004, we terminated a lease for our original laboratory and office space of approximately 25,000 square feet in South San Francisco, California. Under the terms of the lease termination agreement, we recorded a charge of $0.4 million primarily related to the termination payment and the write-off of the net carrying value of the related leasehold improvements. This early termination enabled us to eliminate operating expenses related to this lease going forward and reduce our aggregate remaining obligation by approximately half.

Interest income. Interest income was $2.3 million, $0.2 million and $0.1 million in 2005, 2004 and 2003, respectively. The increase of $2.1 million in 2005 as compared to 2004 was primarily due to our increased level of cash and short-term investments. In addition, higher yields are being earned as a result of increased interest rates.

Interest expense. Interest expense was $60,000, $34,000 and $141,000 in 2005, 2004 and 2003, respectively. The increase of $26,000 in 2005 as compared to 2004 was primarily due to a loan agreement assumed from our merger with ACLARA for leasehold improvements at an interest rate of 8.5% per annum. The decrease of $107,000 in 2004 as compared to 2003 was primarily due to the paying down of several equipment loans which expired.

Contingent value rights revaluation. Our liability under the CVRs was recorded at the closing of the merger at fair value, estimated using a calculation based on a Black-Scholes valuation of the underlying CVR securities of $0.66 per CVR. Because subsequent to the closing of the merger, an active trading market had been established, this liability was revalued based on the actual closing price of the CVRs on the OTC Bulletin Board, or $0.63 and $0.23 per CVR at December 31, 2005 and 2004, respectively. For 2005 and 2004, this revaluation led to $26.3 million unfavorable adjustment and $28.5 million favorable adjustment, respectively, to the liability and is reflected as non-operating expense in the statement of operations. Further revaluations will be performed each quarter while the CVRs remain outstanding. These revaluations will be based on the then market value of the CVRs on the OTC Bulletin Board which renders the potential revaluation amounts highly unpredictable.

Other income. Other income was $0.2 million in 2003 which represents residual income from one of our subleases. For further discussion, see Liquidity and Capital Resources below.

Deemed dividend. A beneficial conversion feature was calculated in accordance with Emerging Issues Task Force Consensus No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features” and Emerging Issues Task Force Consensus No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.”

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

Preferred stock dividend. We recorded a preferred stock dividend of $0.2 million, $0.3 million and $1.6 million in 2005, 2004 and 2003, respectively. The Series A Preferred Stock issued in 2001 and Series C Preferred Stock issued in 2003 bore dividends payable twice a year in shares of common stock. In December 2003, we elected to convert all Series C Convertible Preferred Stock then outstanding into common stock. In June 2005, all outstanding shares of Series A Preferred Stock were converted to common stock.

LIQUIDITY AND CAPITAL RESOURCES

We expect our available cash and cash equivalents, short-term investments and short-term restricted cash of $65.1 million at December 31, 2005, funds provided by the sale of our products, contract revenue, and borrowing under equipment financing arrangements will be adequate to fund our operations at least for the next twelve months.

In connection with the merger with ACLARA, we issued CVRs to ACLARA stockholders and will issue CVRs to holders of ACLARA stock options upon future exercise of those options. Each CVR represents the right to receive, on June 10, 2006, a potential payment, up to $0.88 per CVR. The maximum aggregate amount payable by the Company under the contingent value rights is estimated to be approximately $55.1 million, based on approximately 62.7 million CVRs outstanding as of December 31, 2005. If this total amount becomes due, we must pay the first $31.3 million in cash, and may, at our option, pay the remaining $23.8 million balance in cash, shares of our common stock or a combination of the two. In addition, the maximum amount payable under the CVRs will increase by $5.2 million if all outstanding ACLARA stock options are exercised and additional CVRs are issued to the option holders. See “Contingent Value Rights” note to the financial statements for further discussion.

We have funded our operations since inception primarily through public and private sales of common and preferred stock, equipment financing arrangements, product revenue and contract revenue. In particular, we have completed three private financings since our initial public offering in May 2000. In addition, during 2004 as the result of the merger with ACLARA, we acquired $74.8 million in cash and short term investments. Although we expect our operating and capital resources will be sufficient to meet future operating requirements at least for the next twelve months, we may have to raise additional funds to continue the development and commercialization of our eTag technology, to fund our business operations in general or to satisfy a portion of the potential liability on the Contingent Value Rights. These funds may not be available on favorable terms, or at all. If adequate funds are not available on commercially reasonable terms, we may be required to curtail operations significantly or sell significant assets and may not be able to continue as a going concern. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.

Net cash used in operating activities was $13.7 million, $2.6 million and $3.6 million in 2005, 2004 and 2003, respectively. Cash flows from operating activities can vary significantly due to various factors including trends in operating losses, changes in accounts receivable, accrued liabilities and deferred revenue related to new arrangements with customers. The average collection period of our accounts receivable as measured in days sales outstanding can vary and is dependent on various factors, including the type of revenue (i.e. patient testing, pharmaceutical company testing or contract revenue), the payment terms related to that revenue, the complexities in third party payer arrangements, and whether the related revenue was recorded at the beginning or end of a period.

Net cash provided by investing activities of $7.4 million in 2005 resulted primarily from proceeds from maturities and sales (net of purchases) of short-term investments offset by payment of transaction costs related to our merger with ACLARA amounting to $4.7 million, capital expenditures of $3.2 million and costs associated with acquiring other assets. Net cash used in investing activities of $0.7 million in 2004 resulted primarily from payment of transaction costs related to our merger with ACLARA of $2.3 million, capital expenditures of $0.7 million and costs associated with acquiring other assets, partially offset by $2.1 million in cash and cash equivalents acquired in the merger with ACLARA. Net cash used in investing activities of $1.0 million in 2003 resulted primarily from capital expenditures of $0.5 million and costs associated with acquiring other assets of $0.4 million.

Net cash provided by financing activities was $7.9 million, $0.5 million and $2.9 million in 2005, 2004 and 2003, respectively. The net cash provided by financing activities in 2005 resulted primarily from $5.8 million in proceeds from the exercise of warrants for approximately 5.2 million shares of common stock, offset by payments on loans and capital lease obligations. The net cash provided by financing activities in 2004 resulted primarily from proceeds from common stock issuance and loan proceeds, partially offset by payments on loans and capital lease obligations. The net cash provided by financing activities in 2003 resulted primarily from warrant exercises for proceeds of $4.3 million, partially offset by payments on loans and capital lease obligations and stock issuance costs.

Leases. At December 31, 2005, we leased a building with 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides us with an option to extend the term for an additional ten years. In addition, at December 31, 2005, we subleased approximately 27,000 square feet in South San Francisco, California. This sublease expires in December 2006 and provides us with an option to extend the term for one year.

As a result of the merger with ACLARA, at December 31, 2004, we assumed the lease of a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. This lease expires in July 2009. We relocated the employees and operations from that facility to the South San Francisco facilities in the second quarter of 2005 and are currently seeking a subtenant for this space. Included in the table below is approximately $4.8 million of lease obligation related to this facility. We also assumed a loan agreement for leasehold improvements at an interest rate of 8.5% per annum. The loan matures on July 1, 2009 and the amount outstanding at December 31, 2005 was $0.3 million of which $0.1 million is included in current liabilities and $0.2 million is included in long-term liabilities.

In August 2005, we entered into a loan agreement of $0.7 million to finance our insurance premiums at an interest rate of 6.75% per annum. The loan matures in May 2006 and the amount outstanding at December 31, 2005 was $0.4 million included in current liabilities.

In March 2004, we terminated a lease for our laboratory and office space of approximately 25,000 square feet in South San Francisco, California. Under the terms of the lease termination agreement, we paid and recorded a charge of $0.4 million primarily related to the termination payment and the write-off of the net carrying value of the related leasehold improvements.

Contractual Obligations. At December 31, 2005, our contractual obligations for the next five years and thereafter are as follows (in thousands):

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Operating lease obligations	$3,118	$4,909	$2,320	$—	$10,347
Equipment financing arrangements	142	227	—	—	369
Loan payable	507	201	59	—	767

Total	$3,767	$5,337	$2,379	$—	$11,483

In addition, each CVR represents the right to receive, on June 10, 2006, a potential payment up to $0.88 per CVR. See “Contingent Value Rights” note to the financial statements for further discussion.

Off-balance sheet arrangements. In June 2002, we assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. We received net proceeds from the lease assignment of $3.8 million, resulting in a net gain of $0.3 million which was recognized as other income over the sublease term. In the event of default by the assignee, we would be contractually obligated for payments under the lease of: $0.7 million in 2006; $1.5 million in 2007; $1.5 million in 2008; $1.6 million in 2009; $1.6 million in 2010 and $0.7 million in 2011.

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

During 2005, we made capital expenditures of approximately $3.2 million, primarily to expand and reconfigure our South San Francisco, California, facilities to accommodate our oncology operations, including the personnel and equipment relocated from ACLARA’s former facility in Mountain View, California. While we do not currently have any additional material commitments for future capital expenditures and currently expect our existing facilities to be adequate for our anticipated business level in 2006, we expect that we will have additional requirements for facilities and capital expenditures in later years as we expand our clinical laboratory to accommodate commercial availability of eTag assays for oncology, potentially establish an FDA compliant manufacturing facility and make our HIV and oncology assays available globally in support of drugs for which our tests may be important diagnostics.

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

Income taxes. We have incurred net operating losses since inception. At December 31, 2005, we had federal and state net operating loss carryforwards of approximately $266.4 million and $105.7 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates between the years 2010 and 2025 if not utilized. The state of California net operating losses will expire at various dates between the years 2006 and 2015, if not utilized. Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

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

As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, we recognize no compensation cost for employee stock options when the exercise price is equal to or greater than the fair market value of the underlying common stock on the date of grant. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. We expect that our adoption of SFAS 123R will result in compensation expense comparable to that disclosed in “Stock-Based Compensation” in Note 1 to the financial statements. Accordingly, the adoption of SFAS 123R’s fair value method is expected to have a significant impact on our results of operations, although it will likely have no impact on our overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We expect to adopt SFAS 123R using the modified prospective basis on January 1, 2006 and are currently evaluating option valuation methodologies and assumptions in light of SFAS 123R; the methodologies and assumptions we ultimately use to adopt SFAS 123R may be different from those currently used as discussed in Note 1 below. We currently expect that our adoption of SFAS 123R will have a material impact on our results of operations and loss per common share.

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

The following tables present the hypothetical changes in fair values in our cash, cash equivalents and short-term investments held at December 31, 2005 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS. Fair values represent the market principal at December 31, 2005 (in thousands).

	Given an Interest Rate Decrease of X Basis Points				Given an Interest Rate Increase of X Basis Points
Issuer	150 BPS	100 BPS	50 BPS	0 BPS	50 BPS	100 BPS	150 BPS
Money Market	$5,298	$5,281	$5,263	$5,245	$5,191	$5,209	$5,227
Bonds of US Government and its agencies	58,028	57,818	57,608	57,398	56,768	56,978	57,188

	$63,326	$63,099	$62,871	$62,643	$61,959	$62,187	$62,415

The weighted-average maturity of our marketable investments at December 31, 2005 was 267 days.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Monogram Biosciences, Inc. (formerly ViroLogic, Inc.)

We have completed an integrated audit of Monogram Biosciences, Inc’s (formerly ViroLogic, Inc.) December 31, 2005 financial statements and of its internal control over financial reporting as of December 31, 2005 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.

Financial statements and financial statement schedule

In our opinion, the financial statements listed in Item 15(a)(1) present fairly, in all material respects, the financial position of Monogram Biosciences, Inc. (formerly ViroLogic, Inc.) at December 31, 2005 and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

San Jose, California

March 15, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Monogram Biosciences, Inc. (Formerly ViroLogic, Inc.)

We have audited the accompanying balance sheet of Monogram Biosciences, Inc. (Formerly ViroLogic, Inc.) as of December 31, 2004 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed at Item 15(a)(2) of this Annual Report on Form 10-K for the years ended December 31, 2004 and 2003. These financial statements and schedule are the responsibility of the management of Monogram Biosciences, Inc. (Formerly ViroLogic, Inc.). Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monogram Biosciences, Inc. (Formerly ViroLogic, Inc.) at December 31, 2004 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2004 and 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 14, 2005

MONOGRAM BIOSCIENCES, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$7,616	$6,027
Short-term investments	57,398	72,821
Restricted cash	50	350
Accounts receivable, net of allowance for doubtful accounts of $1,044 and $595 at December 31, 2005 and 2004, respectively	9,063	7,251
Prepaid expenses	1,107	838
Inventory	1,170	1,059
Other current assets	790	584

Total current assets	77,194	88,930
Property and equipment, net	8,580	8,369
Goodwill	9,927	8,282
Other assets	1,977	2,054

Total assets	$97,678	$107,635

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,751	$3,222
Accrued compensation	2,271	1,697
Accrued liabilities	4,116	6,993
Current portion of restructuring costs	1,417	2,519
Deferred revenue	383	546
Current portion of loans payable	477	439
Current portion of capital lease obligations	119	51
Contingent value rights	42,676	—

Total current liabilities	53,210	15,467
Long-term portion of restructuring costs	1,916	1,710
Contingent value rights	—	15,269
Long-term portion of loans payable	233	311
Long-term portion of capital lease obligations	212	36
Other long-term liabilities	336	359

Total liabilities	55,907	33,152

Redeemable Series A convertible preferred stock, $0.001 par value, designated by series, none and 249 shares authorized, issued and outstanding at December 31, 2005 and 2004, respectively	—	1,810
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 and 4,999,751 shares authorized, designated by series, none issued and outstanding at December 31, 2005 and 2004, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 127,668,136 and 116,034,527 shares issued and outstanding at December 31, 2005 and 2004, respectively	128	116
Additional paid-in capital	267,526	260,591
Accumulated other comprehensive loss	(514)	(57)
Deferred compensation	(81)	(275)
Accumulated deficit	(225,288)	(187,702)

Total stockholders’ equity	41,771	72,673

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$97,678	$107,635

The accompanying notes are an integral part of the financial statements.

MONOGRAM BIOSCIENCES, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenue:
Product revenue	$43,468	$34,811	$31,911
Contract revenue	4,784	1,990	1,468

Total revenue	48,252	36,801	33,379
Operating costs and expenses:
Cost of product revenue	20,001	17,794	16,713
Research and development	18,996	7,839	4,733
In-process research and development	—	100,600	—
Sales and marketing	12,588	10,056	8,306
General and administrative	10,200	10,192	9,256
Lease termination charge	—	433	—

Total operating costs and expenses	61,785	146,914	39,008

Operating loss	(13,533)	(110,113)	(5,629)
Interest income	2,303	198	106
Interest expense	(60)	(34)	(141)
Contingent value rights revaluation	(26,296)	28,519	—
Other income	—	—	156

Net loss	(37,586)	(81,430)	(5,508)
Deemed dividend to preferred stockholders	—	—	(2,155)
Preferred stock dividend	(162)	(324)	(1,610)

Loss applicable to common stockholders	$(37,748)	$(81,754)	$(9,273)

Basic and diluted net loss per common share	$(0.31)	$(1.43)	$(0.27)

Weighted-average shares used in computing basic and diluted loss per common share	123,527	57,292	34,445

The accompanying notes are an integral part of the financial statements.

MONOGRAM BIOSCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2002	1	$—	28,263	$28	$107,925	$7	$(182)	$(100,764)	$7,014
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(5,508)	(5,508)
Net unrealized loss on securities available-for-sale	—	—	—	—	—	(6)	—	—	(6)

Comprehensive loss									(5,514)
Exercise of warrants	—	—	4,188	5	4,344	—	—	—	4,349
Exchange of Series C convertible promissory notes for Series C Preferred Stock	1	—	—	—	12,046	—	—	—	12,046
Costs relating to issuance of Series C Preferred Stock	—	—	—	—	(423)	—	—	—	(423)
Conversion of Series A and C Preferred Stock to common stock	(2)	—	18,793	19	2,236	—	—	—	2,255
Reversal of deferred compensation for terminated employees	—	—	—	—	(10)	—	10	—	—
Amortization of deferred compensation	—	—	—	—	—	—	172	—	172
Issuance of common stock under 401K plan	—	—	54	—	202	—	—	—	202
Issuance of common stock under employee stock purchase plan	—	—	247	—	252	—	—	—	252
Exercise of stock options	—	—	40	—	7	—	—	—	7
Stock-based compensation related to consultant options	—	—	—	—	205	—	—	—	205
Preferred stock dividends	—	—	1,023	1	21	—	—	—	22
Deemed dividend to preferred stockholders	—	—	—	—	2,155	—	—	—	2,155
	—	—	—	—	(2,155)	—	—	—	(2,155)

Balance as of December 31, 2003	—	—	52,608	53	126,805	1	—	(106,272)	20,587
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(81,430)	(81,430)
Net unrealized loss on securities available-for-sale	—	—	—	—	—	(58)	—	—	(58)

Comprehensive loss									(81,488)
Exercise of warrants	—	—	819	1	26	—	—	—	27
Merger with ACLARA	—	—	61,887	62	129,489	—	(299)	—	129,252
Conversion of Series A and C Preferred Stock to common stock	—	—	233	—	184	—	—	—	184
Amortization of deferred compensation	—	—	—	—	—	—	24	—	24
Issuance of common stock under 401K plan	—	—	87	—	242	—	—	—	242

MONOGRAM BIOSCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY—(Continued)

(In thousands)

					Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Issuance of common stock under employee stock purchase plan	—	—	208	—	216	—	—	—	216
Exercise of stock options	—	—	69	—	138	—	—	—	138
Stock-based compensation	—	—	—	—	3,512	—	—	—	3,512
Preferred stock dividends	—	—	124	—	(21)	—	—	—	(21)

Balance as of December 31, 2004	—	—	116,035	116	260,591	(57)	(275)	(187,702)	72,673
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(37,586)	(37,586)
Net unrealized loss on securities available-for-sale	—	—	—	—	—	(457)	—	—	(457)

Comprehensive loss									(38,043)
Exercise of warrants	—	—	7,740	8	5,756	—	—	—	5,764
Conversion of Series A Preferred Stock to common stock	—	—	2,243	2	1,808	—	—	—	1,810
Amortization of deferred compensation, net of forfeitures	—	—	—	—	(5)	—	194	—	189
Issuance of common stock under 401K plan	—	—	209	—	391	—	—	—	391
Issuance of common stock under employee stock purchase plan	—	—	450	1	742	—	—	—	743
Exercise of stock options	—	—	824	1	1,176	—	—	—	1,177
Stock-based compensation	—	—	—	—	(3,051)	—	—	—	(3,051)
Preferred stock dividends	—	—	167	—	118	—	—	—	118

Balance as of December 31, 2005	—	$—	127,668	$128	267,526	$(514)	$(81)	$(225,288)	$41,771

The accompanying notes are an integral part of the financial statements.

MONOGRAM BIOSCIENCES, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES:
Net loss	$(37,586)	$(81,430)	$(5,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Contingent value rights revaluation	27,407	(28,505)	—
In-process research and development	—	100,600	—
Depreciation and amortization	3,320	2,703	3,329
Stock-based compensation expense (adjustment)	(2,862)	3,536	377
Provision for doubtful accounts	826	319	101
Loss on disposal of property and equipment	20	178	—
Amortization of deferred gain on lease assignment	—	—	(156)
Change in assets and liabilities:
Accounts receivable	(2,638)	(1,180)	(1,342)
Prepaid expenses	(269)	66	111
Inventory	(111)	393	(420)
Other current assets	(206)	7	(142)
Accounts payable	(1,313)	(348)	725
Accrued compensation	574	405	(1)
Accrued liabilities	1,772	333	(171)
Accrued restructuring costs	(2,541)	175	—
Deferred revenue	(163)	170	(450)
Other long-term liabilities	24	(49)	(45)

Net cash used in operating activities	(13,746)	(2,627)	(3,592)

INVESTING ACTIVITIES:
Purchases of short-term investments	(34,454)	(8)	(4,570)
Maturities and sales of short-term investments	49,420	394	4,613
Capital expenditures	(3,241)	(749)	(544)
Restricted cash	300	319	(69)
Acquisition of ACLARA, net of cash assumed	—	(220)	—
Transaction costs related to merger	(4,689)	—	—
Other assets	77	(432)	(440)

Net cash provided by (used in) investing activities	7,413	(696)	(1,010)

FINANCING ACTIVITIES:
Proceeds from loans payable	712	548	238
Principal payments on loans payable	(702)	(313)	(521)
Principal payments on capital lease obligations	(163)	(401)	(1,169)
Net proceeds from issuance of common stock	8,075	623	4,811
Costs relating to issuance of preferred stock	—	—	(423)

Net cash provided by financing activities	7,922	457	2,936

Net increase (decrease) in cash and cash equivalents	1,589	(2,866)	(1,666)
Cash and cash equivalents at the beginning of the period	6,027	8,893	10,559

Cash and cash equivalents at the end of the period	$7,616	$6,027	$8,893

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$60	$34	$141
SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Warrants issued to preferred stockholders	$—	$—	$2,776
Convertible promissory notes converted to preferred stock	$—	$—	$12,046
Deemed dividend to preferred stockholders	$—	$—	$2,155
Preferred stock converted into common shares	$1,810	$184	$2,255
Assets acquired under capital leases	$310	$—	$65
Accrued transaction costs	$—	$2,116	$—
Stock dividend to preferred stockholders	$118	$302	$1,585

The accompanying notes are an integral part of the financial statements.

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Monogram Biosciences, or the Company, is a life sciences company committed to advancing personalized medicine and improving patient outcomes through the development of innovative molecular diagnostics products that guide and target the most appropriate treatments. Through a comprehensive understanding of genetics, biology and pathology of particular diseases, Monogram Biosciences has pioneered and are developing molecular diagnostics and laboratory services that are designed to:

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

Over the last several years, Monogram Biosciences has built a business based on the personalized medicine approach in HIV drug resistance testing. With the Company’s merger with ACLARA BioSciences, Inc., (“ACLARA”) in December 2004, the Company intends to leverage the experience and infrastructure it has built in the HIV market to the substantially larger market opportunity of cancer utilizing the proprietary eTag technology. Monogram Biosciences was incorporated in the state of Delaware in November 1995 and commenced commercial operations in 1999.

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Management determines the appropriate classification of its cash equivalents and investment securities at the time of purchase and reevaluates such determination as of each balance sheet date.

Restricted Cash

The Company has deposits securing credit arrangements primarily relating to leased facilities totaling $50,000 and $0.5 million as of December 31, 2005 and 2004, respectively.

Short-Term Investments

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

Significant Concentrations

The Company invests its cash, cash equivalents and short-term investments in U.S. government and agency securities, debt instruments of financial institutions and corporations, and money market funds with strong credit ratings. Pursuant to the Company’s investment guidelines, the investment portfolio should have an overall weighted-average maturity of less than 24 months with no one individual security having a maturity of greater than 36 months. Management believes that its investment guidelines limit credit risk and maintain liquidity.

The Company has significant customer concentration and the loss of any major customer or the reduced use of its products by a major customer could have a significant negative impact on the Company’s revenue. In 2005, 2004 and 2003, approximately 22%, 31% and 29%, respectively of the Company’s revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. Additionally, in 2005, 2004 and 2003, Pfizer Incorporated represented approximately 19%, 7% and 8%, Quest Diagnostics Incorporated represented approximately 11%, 12% and 9% and GlaxoSmithKline represented approximately 10%, 4% and 6% of our total revenue, respectively. Medicare and Medicaid represented 33% and 35% of gross accounts receivable balance at December 31, 2005 and 2004, respectively.

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

Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. If inventory costs exceed expected market value due to obsolescence or lack of demand, reserves are recorded for the difference between the cost and the market value. These reserves are based on estimates. Inventory consists of the following:

	December 31,
	2005	2004
	(In thousands)
Raw materials	$698	$658
Work in process	472	401

Total	$1,170	$1,059

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

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Accounting for Merger with ACLARA

The Company accounted for the merger with ACLARA as a business combination which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Accordingly, for significant items, the Company obtained assistance from independent valuation specialists.

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

Contingent Value Rights

As part of the purchase consideration in the Company’s merger with ACLARA, the Company issued Contingent Value Rights (CVRs) to ACLARA stockholders and is obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. Each CVR represents the right to receive, on June 10, 2006, a potential payment, up to $0.88 per CVR, of the amount by which the then-current market value of Monogram Biosciences common stock is less than $2.90 per share. Pursuant to the terms of the related agreement the determination of the current market value of Monogram Biosciences common stock at that date will be based on a formula averaging trading prices during the 15 consecutive trading day period immediately prior to June 10, 2006. The first $0.50 per CVR of any such payment that is made must be made in cash, with the balance of up to $0.38 per CVR being payable, at our option, in cash, shares of Monogram Biosciences common stock, or a combination of cash and Monogram Biosciences common stock. In addition, each outstanding option to purchase shares of our common stock assumed by Monogram Biosciences, and holders of the assumed ACLARA options will have the right to receive shares of Monogram Biosciences common stock and CVRs (or applicable payment, if any, upon exercise after June 10, 2006) upon the exercise of the assumed option at the same exchange ratio.

The Company recorded the initial liability under the CVRs based on the fair value of the liability at the closing date and will record adjustments to this liability based on changes in the fair value each quarter as non-operating income or expense in our statement of operations. As of the closing date of the merger, with respect to CVRs issued in respect of common stock outstanding and issuable in respect of assumed vested ACLARA stock options outstanding, the Company estimated fair value using a Black-Scholes based valuation of the underlying CVR. Subsequent to the closing of the merger, an active trading market has developed for the CVR securities and the liability is revalued based on the actual closing value of the CVRs on the OTC bulletin board. In addition, the Company will record an additional liability each quarter for additional CVRs related to assumed ACLARA stock options that vest during each quarter.

Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets

Goodwill represents the excess of the purchase consideration over the fair values of the identifiable assets acquired and liabilities assumed from the Company’s merger with ACLARA. Goodwill is not amortized but, in

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

Revenue Recognition

Product revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payor programs, such as Medicare and Medicaid. Billings for services under third-party payor programs are included in revenue net of allowances for differences between the amounts billed and estimated receipts under such programs. The Company estimates these allowances based on historical payment information and current sales data. If the government and other third-party payors significantly change their reimbursement policies, an adjustment to the allowance may be necessary. Revenue generated from the Company’s database of resistance test results is recognized when earned under the terms of the related agreements, generally upon shipment of the requested reports. Contract revenue consists of revenue generated from NIH grants and commercial assay development, and other non-product revenue. NIH grant revenue is recorded on a reimbursement basis as grant costs are incurred. The costs associated with contract revenue are included in research and development expenses. For commercial and research collaborations, the Company recognizes non-refundable milestone payments received related to substantive at-risk milestones when performance of the milestone under the terms of the collaboration is achieved and there are no further performance obligations. Research and development fees from commercial collaboration agreements are generally recognized as revenue on a straight-line basis over the life of the collaboration agreement or as the research work is performed. Deferred revenue relates to up front payments received in advance of meeting the revenue recognition criteria described above.

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

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

Royalty Expense

The Company pays royalties under licensing agreements. These royalties are directly related to revenue and are recorded as cost of product revenue at the time revenue is recognized. For further discussion, see “Commitments and Contingencies” note 8 below.

Advertising Expenses

The Company expenses the costs of advertising, which include promotional expenses, as incurred. Advertising expenses were $4.0 million, $2.5 million and $2.2 million for the years ended December 31, 2005, 2004 and 2003, respectively, and were recorded as sales and marketing expenses.

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

The following outstanding options and warrants, prior to the application of the treasury stock method, and convertible preferred stock, on an as-converted basis, were excluded from the computation of diluted loss per common share as these potentially dilutive securities had an anti-dilutive effect:

	December 31,
	2005	2004	2003
	(In thousands)
Series A redeemable convertible preferred stock (as-if converted basis)	—	2,243	2,468
Stock options	18,341	12,941	4,664
Warrants to purchase common stock	2,358	12,134	13,572

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

The Company estimates the fair value of stock options and stock purchase rights at the date of grant using the Black-Scholes option valuation model with the following assumptions: risk-free interest rates from 3.7% to 4.4% in 2005, 2.7% to 3.6% in 2004 and 2.9% to 3.3% in 2003; a weighted-average expected life of stock options from grant date of four years; a weighted-average expected stock purchase right of six months; volatility factor of the expected market price of Monogram Biosciences’ common stock of 100%; and a dividend yield of zero.

For purposes of disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of the stock options and stock purchase rights are amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net loss:
As reported	$(37,586)	$(81,430)	$(5,508)
Add back (deduct):
Stock-based compensation expense (adjustment) included in reported net loss	(2,914)	3,408	172
Deduct:
Stock-based compensation expense for employee awards determined under SFAS 123	(3,661)	(3,645)	(2,257)

Pro forma net loss	(44,161)	(81,667)	(7,593)
Deemed dividend to preferred stockholders	—	—	(2,155)
Preferred stock dividend	(162)	(324)	(1,610)

Pro forma loss applicable to common stockholders	$(44,323)	$(81,991)	$(11,358)

Loss per common share:
As reported	$(0.31)	$(1.43)	$(0.27)

Pro forma	$(0.36)	$(1.43)	$(0.33)

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

The Company accounts for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued over their service periods, which approximates the vesting period. The Company recorded $0.1 million, $0.1 million and $0.3 million of stock based compensation for non-employees in 2005, 2004 and 2003, respectively.

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

Segment Reporting

The Company currently operates in a single business segment as there is only one measurement of profit (loss) for its operations. As of December 31, 2005, essentially all of our long-lived assets are located in the United States.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, the Company recognizes no compensation cost for employee stock options when the exercise price is equal to or greater than the fair market value of the underlying common stock on the date of grant. The impact of the adoption of SFAS 123R cannot be predicted at this time

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

because it will be depend on levels of share-based payments granted in the future. The Company expects that the adoption of SFAS 123R will result in compensation expense comparable to that disclosed in “Stock-Based Compensation” in Note 1 above. Accordingly, the adoption of SFAS 123R’s fair value method is expected to have a significant impact on the Company’s results of operations, although it will likely have no impact on overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company expects to adopt SFAS 123R using the modified prospective basis on January 1, 2006 and is currently evaluating option valuation methodologies and assumptions in light of SFAS 123R; the methodologies and assumptions the Company ultimately use to adopt SFAS 123R may be different from those currently used as discussed in Note 1 above. The Company currently expects that the adoption of SFAS 123R will have a material impact on results of operations and loss per common share.

2. SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value for available-for-sale securities by major security type and class of security are as follows:

	December 31,
	2005			2004
	Amortized Cost	Gross Unrealized Holding Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Loss	Estimated Fair Value
	(In thousands)
Maturing within two years:
Bonds of US government and its agencies	$57,912	$(514)	$57,398	$72,728	$(57)	$72,671
Corporate bonds and notes	—	—	—	150	—	150

	$57,912	$(514)	$57,398	$72,878	$(57)	$72,821

As of December 31, 2005, the Company had $32.5 million of marketable securities at estimated fair value that were in a continuous unrealized loss position for more than one year, resulting in an unrealized loss of $365,000. As of December 31, 2004, there was no security in a continuous unrealized loss position for more than one year.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2005	2004
	(In thousands)
Machinery, equipment and furniture	$14,005	$12,013
Equipment under capital lease	375	316
Leasehold improvements	7,406	6,279
Capitalized software	4,306	4,133

	26,092	22,741
Less accumulated depreciation and amortization	(17,512)	(14,372)

Property and equipment, net	$8,580	$8,369

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Depreciation expense was $3.3 million, $2.7 million and $2.0 million in 2005, 2004 and 2003, respectively. Amortization of assets under capital leases as of December 31, 2005 was $88,000, $13,000 and $8,000 in 2005, 2004 and 2003, respectively. Accumulated amortization of those leased assets was $59,000 and $21,000 at December 31, 2005 and 2004, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase consideration over the fair values of the identifiable assets acquired and liabilities assumed from the Company’s merger with ACLARA. Goodwill was $9.9 million at December 31, 2005. The Company tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable.

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

Developed product technology represents products that have reached technological feasibility and relates to ACLARA’s reagent kits and gene and protein expression assay services that are provided for research applications. Because the Company is no longer making these kits and services available, these costs were written off and recorded as a research and development expense in December 2005.

Patents, which are included in other assets, represents costs of patents and patent applications related to products and products in development which are capitalized and amortized on a straight-line basis over their estimated useful lives of approximately 15 years.

The weighted-average useful life of other intangibles assets is approximately 13 years.

Other Intangible assets are summarized as follows:

	December 31,
	2005			2004
	Cost	Accumulated Amortization	Net of Accumulated Amortization	Cost	Accumulated Amortization	Net of Accumulated Amortization
	(In thousands)
Developed product technology	$—	$—	$—	$200	$(2)	$198
Patents	$2,095	$(376)	$1,719	$1,664	$(218)	$1,446

Amortization expense of other intangible assets was $0.2 million, $0.1 million and $0.1 million in 2005, 2004 and 2003, respectively. The estimated amortization expense related to other intangible assets is approximately $0.2 million each year from 2006 to 2010.

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2005	2004
	(In thousands)
Accrued transaction costs relating to merger with ACLARA	$—	$4,190
Accrued royalty	1,131	1,014
Accrued professional fees	1,003	534
Accrued property taxes	151	132
Accrued marketing expenses	191	121
Accrued materials and supplies	647	201
Other	993	801

Total accrued liabilities	$4,116	$6,993

6. MERGER WITH ACLARA BIOSCIENCES, INC.

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

$177,960

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

		$177,960

In connection with the Company’s merger with ACLARA, the Company has taken actions to integrate and restructure the former ACLARA operations. The Company relocated the ACLARA personnel and operations from a former ACLARA facility in Mountain View, California to its South San Francisco, California facilities in the second quarter of 2005. A restructuring accrual was established for the costs of vacating and subleasing the Mountain View facility including an estimate of the excess of the Company’s lease costs over its anticipated sublease income and for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. During the second quarter of 2005, the Company increased the restructuring accrual by $1.6 million due to a delay in vacating and subleasing the Mountain View facility. This change to the estimate of completing the currently approved restructuring plans, which were originally recorded in goodwill, has increased goodwill to $9.9 million, as of December 31, 2005. Future adjustments, if any, to these estimates will be recorded in the Company’s results of operations.

7. CONTINGENT VALUE RIGHTS

As part of the purchase consideration in the merger with ACLARA, the Company issued Contingent Value Rights (“CVR”) to ACLARA stockholders and is obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. Each CVR represents the right to receive, on June 10, 2006, a potential payment, up to $0.88 per CVR, of the amount by which the then-current market value of Monogram Biosciences common stock is less than $2.90 per share. Pursuant to the terms of the related agreement the determination of the current market value of Monogram Biosciences common stock at that date will be based on a formula averaging trading prices during the 15 consecutive trading day period immediately prior to June 10, 2006. The first $0.50 per CVR of any such payment that is made must be made in cash, with the balance of up to $0.38 per CVR being payable, at the Company’s option, in cash, shares of Monogram Biosciences common stock, or a combination of cash and Monogram Biosciences common stock. In addition, holders of the assumed ACLARA options will have the right to receive shares of Monogram Biosciences common stock and CVRs (or applicable payment, if any, upon exercise after June 10, 2006) upon the exercise of the assumed option. If the

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

current market value of Monogram Biosciences common stock for each trading day in any 30 consecutive trading day period prior to June 10, 2006 is greater than or equal to $3.50, the CVRs will automatically extinguish and will no longer represent the right to receive any amount.

The Company recorded the initial liability under the CVRs as a long-term liability based on the fair value of the liability at the closing date and records adjustments to this liability based on changes in the fair value each quarter as non-operating income or expense in its statement of operations. As of the closing date of the merger, with respect to CVRs issued in respect of common stock outstanding and issuable in respect of assumed vested ACLARA stock options outstanding, the Company estimated fair value using a Black-Scholes based valuation of the underlying CVR securities of $0.66 per CVR, or $43.8 million in the aggregate. Subsequent to the closing of the merger, an active trading market has developed for the CVR securities and the liability was revalued at December 31, 2005 and 2004 based on the actual closing value of the CVRs on the OTC Bulletin Board of $0.63 and $0.23 per CVR, or in the aggregate $42.7 million and $15.3 million, respectively. In addition, the Company records an additional liability each quarter for additional CVRs related to assumed ACLARA stock options as they vest during each quarter. In June 2005, the CVR liability was reclassified as a current liability since the potential payment is due on June 10, 2006. The Company recorded $1.1 million and $15,000 for additional CVRs related to the stock options assumed that vested during the year ended December 31, 2005 and 2004, respectively.

8. COMMITMENTS AND CONTINGENCIES

At December 31, 2005, the Company leased a building with 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides the Company with an option to extend the term for an additional ten years. In addition, at December 31, 2004, the Company subleased approximately 27,000 square feet in South San Francisco, California. This sublease expires in December 2006 and provides the Company with an option to extend the term for one year.

As a result of the merger with ACLARA, at December 31, 2004, the Company assumed the leased for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. This lease expires in July 2009. The Company relocated the employees and operations from that facility to the South San Francisco facilities in the second quarter of 2005 and is currently seeking a subtenant for this space. Included in the table below is approximately $4.8 million of lease obligation related to this facility. The Company also assumed a loan agreement for leasehold improvements at an interest rate of 8.5% per annum. The loan matures on July 1, 2009 and the amount outstanding at December 31, 2005 was $0.3 million of which $0.1 million is included in current liabilities and $0.2 million is included in long-term liabilities.

In August 2005, the Company entered into a loan agreement of $0.7 million to finance its insurance premiums at an interest rate of 6.75% per annum. The loan matures in May 2006 and the amount outstanding at December 31, 2005 was $0.4 million included in current liabilities.

In March 2004, the Company terminated a lease for laboratory and office space of approximately 25,000 square feet in South San Francisco, California. Under the terms of the lease termination agreement, a charge of $0.4 million was recorded and paid primarily related to the termination payment and the write-off of the net carrying value of the related leasehold improvements.

In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. The Company received net proceeds from the lease assignment of $3.8 million, resulting in a net gain of $0.3 million which was recognized as other income over the

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

sublease term. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.7 million in 2006; $1.5 million in 2007; $1.5 million in 2008; $1.6 million in 2009; $1.6 million in 2010 and $0.7 million in 2011.

As of December 31, 2005 and 2004, the Company had amounts outstanding under equipment financing arrangements, which bear interest at weighted-average fixed rate of approximately 7.9% for 2005 and 2004, and are due in monthly installments through September 2008. Some of these equipment financing agreements require a balloon payment at the end of their respective terms. The carrying amount of the equipment approximates the corresponding loan balance.

As of December 31, 2005, future minimum payments, excluding the lease assignment guarantee described above, are as follows:

	Operating Leases	Loans Payable	Equipment Financing Arrangements
	(In thousands)
Year ending December 31:
2006	$3,118	$507	$142
2007	2,412	101	132
2008	2,497	100	95
2009	1,897	59	—
2010	423	—	—

Total minimum lease and principal payments	$10,347	767	369

Amount representing interest		(58)	(39)

Present value of future payments		709	330
Current portion of loans and leases		(476)	(118)

Long-term portion		$233	$212

Rental expense, net of sublease rental income, was approximately $2.7 million, $2.0 million and $2.5 million in 2005, 2004 and 2003, respectively.

In connection with the merger with ACLARA, the Company issued CVRs to ACLARA stockholders and will issue CVRs to holders of ACLARA stock options upon future exercise of those options. Each CVR represents the right to receive, on June 10, 2006, a potential payment, up to $0.88 per CVR. The maximum aggregate amount payable by the Company under the contingent value rights is currently estimated to be approximately $55.1 million, based on approximately 62.7 million CVRs outstanding as of December 31, 2005. If this total amount becomes due, the Company must pay the first $31.3 million in cash, and may, at the Company’s option, pay the remaining $23.8 million balance in cash, shares of the Company’s common stock or a combination of the two. In addition, the maximum amount payable under the CVRs will increase by $5.2 million if all outstanding ACLARA stock options are exercised. See “Contingent Value Rights” note above for further discussion.

Contingencies

The Company has been informed by Bayer Diagnostics, or Bayer, that it believes the Company requires one or more licenses to patents controlled by Bayer in order to conduct certain of the Company’s current and planned

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

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

License Agreements

Historically, the Company has licensed polymerase chain reaction, or PCR, technology from Roche Molecular Systems, Inc., or Roche, that the Company uses in its PhenoSense and GeneSeq tests. In exchange for the license, the Company has agreed to pay Roche a royalty based on the net service revenues the Company receives from its products. The Company holds a non-exclusive license for the life of the patent term of the last

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

licensed Roche patent. In March 2005, the Company was notified by Roche that the license had terminated because the last licensed patent had expired. However, Roche advised the Company that additional licenses may be necessary for certain other patents and has offered the Company a license to these patents. The Company is in the process of reviewing whether additional licenses are necessary or useful for its operations. The Company believes such licenses are available on commercially acceptable terms.

The Company licenses certain technologies from Third Wave Technologies, Inc. pursuant to a License Agreement signed by ACLARA in October 2002 and assigned to Monogram Biosciences as a result of the merger. Under the License Agreement and a related Supply Agreement, the Company has rights to incorporate Third Wave’s Invader technology and Cleavase enzyme with its eTag technology to offer the eTag Assay System for multiplexed gene expression applications for the research market. In addition to licensing the Invader technology platform to the Company, Third Wave will supply Cleavase enzyme to the Company for incorporation into eTag-Invader gene expression assays. For 2005, the royalty payment is fixed in amount and thereafter is computed as a percentage of sales of licensed products.

In addition, the Company also licenses technology from other third parties. The Company recorded aggregate royalty expense of $1.7 million, $1.6 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

9. CAPITAL STOCK

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

Deemed Dividends

In 2003, the Company issued warrants to purchase shares of the Company’s common stock in exchange for warrants originally issued in connection with sales of Series B Preferred Stock. The warrant exchange resulted in a beneficial conversion feature of $2.2 million that was recorded at the time of the exchange.

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Warrants

In connection with the loan agreement signed in January 1998, Monogram Biosciences issued the lender a warrant to purchase an aggregate of 34,833 shares of common stock at a price of $8.00 per share. The warrant expires in January 2008. The value of the warrant was deemed to be insignificant and, therefore, no value was recorded.

In connection with loan agreements signed in 2000, Monogram Biosciences issued the lender warrants to purchase an aggregate of 26,792 shares of Monogram Biosciences’ common stock for $4.24 per share. The warrant terms are 10 years and were valued at $318,000. The fair values of these warrants were determined using the Black-Scholes option valuation model. There are 26,792 warrants outstanding as of December 31, 2005.

In connection with the March 2002 sale of Series B Preferred Stock, Monogram Biosciences issued warrants to purchase 0.7 million and 2.2 million shares of common stock at a price of $2.508 and $2.28, respectively, per share. The warrant term is 4.5 years expiring September 2006 and the warrants were valued at $2.6 million using the Black-Scholes option valuation model. The fair value of the warrants is included in additional paid-in capital. In 2003, in connection with the conversion of the Notes into Series C Preferred Stock, the Company issued warrants to purchase 5.0 million shares of the Company’s common stock (at an exercise price of $1.11 per share) in exchange for the foregoing warrants to purchase 2.2 million shares of common stock. There are approximately 0.9 million warrants outstanding as of December 31, 2005.

In connection with a service agreement signed in 2002, Monogram Biosciences issued warrants to purchase an aggregate of 100,000 shares of Monogram Biosciences’ common stock for $2.28 per share. The warrant term is five years and was valued at $117,000. The fair values of these warrants were determined using the Black-Scholes option valuation model. There are 100,000 warrants outstanding as of December 31, 2005.

In connection with the November 2002 sale of Series C Preferred Stock, Monogram Biosciences issued warrants to purchase 4.8 million shares of common stock at a price of $1.11 per share. The warrant term is five years expiring November 2007 and was valued at $2.5 million using the Black-Scholes option valuation model. The fair value of the warrants is included in additional paid-in capital. There are approximately 1.3 million warrants outstanding as of December 31, 2005.

During 2005, the Company received $5.8 million in cash proceeds from the exercise of warrants for approximately 5.2 million shares of common stock. In addition, the Company issued 2.5 million shares of common stock upon net warrant exercises. As of December 31, 2005, the outstanding warrants are exercisable for approximately 2.4 million shares of common stock.

Stock Option Plan

In December 2004, Monogram Biosciences’ stockholders approved the 2004 Equity Incentive Plan with 12.5 million shares reserved for future issuance. In addition, Monogram Biosciences has the 2000 Equity Incentive Plan, which had been previously adopted in 1996 and was amended and renamed in February 2000. In December 2004, the Company assumed the following ACLARA plans upon the merger with ACLARA: (i) the 1995 Stock Plan, (ii) the Amended and Restated 1997 Stock Plan, and (iii) a non-qualified option agreement. The Company will not make any future grants under the assumed ACLARA plans. Together these plans are referred to as (“the “Plans”). The Plans provide for the granting of options to purchase common stock and other stock awards to employees, officers, directors and consultants of Monogram Biosciences. Monogram Biosciences generally grants shares of common stock for issuance under the Plans at no less than the fair value of the stock on

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

the grant date; however, management is permitted to grant non-statutory stock options at a price not lower than 85% of the fair value of common stock on the date of grant. Options granted under the Plans generally vest over four years at a rate of 25% one year from the grant date and ratably monthly thereafter.

A summary of activity under the Plans is as follows:

	Outstanding Stock Options
	Shares Available	Number of Shares	Weighted Average Price Per Share
Balances at December 31, 2002	2,263,724	3,964,968	$3.57
Options granted	(1,408,382)	1,408,382	1.39
Options exercised	—	(39,999)	0.98
Options forfeited	668,962	(668,962)	3.68

Balances at December 31, 2003	1,524,304	4,664,389	2.45
Additional shares authorized	12,500,000	—	—
ACLARA options assumed	—	7,053,500	2.26
Options granted	(1,534,050)	1,534,050	2.94
Options exercised	—	(68,732)	2.01
Options expired	(129,826)	—	—
Options forfeited	242,422	(242,422)	4.20

Balances at December 31, 2004	12,602,850	12,940,785	2.44
Options granted	(7,031,750)	7,031,750	2.31
Options exercised	—	(823,807)	1.43
Options forfeited	807,760	(807,760)	2.82

Balances at December 31, 2005	6,378,860	18,340,968	2.42

The weighted-average fair value of stock options granted in 2005, 2004 and 2003 was $2.31, $2.53 and $1.39, respectively.

In 2005, 2004 and 2003, all employee options were granted at fair value on the date of grant, therefore no deferred stock-based compensation was recorded. In connection with the Company’s merger with ACLARA, $0.3 million of the purchase consideration was allocated to deferred compensation and is being amortized over the vesting period for the individual options. Stock based compensation, recorded in connection with the grant of stock options to employees prior to Monogram Biosciences’ initial public offering, was amortized over the vesting period for the individual options. Amortization of deferred stock-based compensation of $0.2 million, $24,000 and $0.2 million was recognized during 2005, 2004 and 2003, respectively. In addition, Monogram Biosciences recorded stock-based compensation for services rendered by non-employees of $0.1 million, $0.1 million and $0.3 million in 2005, 2004 and 2003, respectively.

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

The following table summarizes information about the stock options outstanding under the Plans and the employment agreement at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.06 — 1.16	512,022	2.70	$0.90	488,162	$0.90
1.19 — 1.27	3,004,365	4.26	1.23	2,548,068	1.22
1.29 — 1.51	940,054	7.05	1.47	616,285	1.47
1.53 — 2.4	7,839,738	6.88	2.22	1,364,565	2.04
2.41 — 2.57	1,201,810	6.58	2.52	734,514	2.56
2.58 — 3.1	2,740,174	5.87	2.84	1,773,923	2.82
3.11 — 3.14	794,400	3.67	3.14	794,400	3.14
3.15 — 5.4	551,980	4.92	3.76	538,003	3.78
5.74 — 8	555,875	4.28	6.61	555,875	6.61
8.56 — 22.13	200,550	4.82	11.97	200,550	11.97

	18,340,968			9,614,345

The Company had 8.0 million and 2.1 million stock options exercisable at December 31, 2004 and 2003, respectively.

Employee Stock Purchase Plan

In February 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan (the “Stock Plan”). The Stock Plan permits eligible employees to acquire shares of Monogram Biosciences’ common stock through payroll deductions of up to 15% of their eligible earnings. All full-time employees of Monogram Biosciences, except 5% stockholders, are eligible to participate in the Stock Plan. The purchase price of the shares is the lesser of 85% of the fair value of the shares at the offering date or purchase date, as defined by the Stock Plan. In December 2004, the Company’s shareholders approved the reservation of an additional 1,000,000 shares to be reserved for issuance under the Stock Plan. Of the 2,000,000 shares of common stock reserved for issuance under the Stock Plan, 1.5 million shares were issued as of December 31, 2005. The weighted-average per share fair value of shares issued under the Stock Plan was $1.15 in 2005 and $1.17 in each of 2004 and 2003.

401(k) Plan

Monogram Biosciences’ 401(k) Plan covers substantially all employees. Employees may contribute up to 15% of their eligible compensation, subject to certain Internal Revenue Service restrictions. Monogram Biosciences matches employee contributions in the form of Monogram Biosciences common shares. In 2000, the 401(k) Plan was amended to increase the matching percentage to 25% of the employee contribution. The match is effective December 31 of each year and is fully vested when made. Monogram Biosciences recorded 401(k) matching expense of $0.4 million, $0.2 million and $0.2 million in 2005, 2004 and 2003, respectively. As of December 31, 2005, Monogram Biosciences had issued approximately 0.6 million shares under the 401(k) Plan.

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Reserved Shares

At December 31, 2005, Monogram Biosciences had reserved shares of common stock for future issuance as follows:

Shares Reserved
(In thousands)
Stock options	18,341
Warrants	2,358
Employee Stock Purchase Plan	550

21,249

10. INCOME TAXES

At December 31, 2005, Monogram Biosciences had federal and state net operating loss carryforwards of approximately $266.4 million and $105.7 million, respectively. At December 31, 2005, Monogram Biosciences also had federal and state research and development credits of approximately $4.9 million and $5.2 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates between the years 2010 and 2025, if not utilized. The state of California net operating loss carryforwards will expire at various dates between the years 2006 and 2015, if not utilized. The California research and development credits can be carried forward indefinitely.

Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. Significant components of Monogram Biosciences’ deferred tax assets for federal and state income taxes are as follows:

	December 31,
	2005	2004
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$42,100	$37,500
Research and other credits	3,000	2,300
Capitalized research and development	2,200	1,700
Other	4,500	2,000
Deferred tax assets as a result of merger with ACLARA:
Acquired net operating loss carryforwards	54,700	54,700
Acquired research and other credits	5,800	5,900
Capitalized research and development	2,300	3,200
Depreciation and Amortization	—	3,600
Other	2,400	2,100

Total deferred tax assets	117,000	113,000
Valuation allowance	(117,000)	(113,000)

Net deferred taxes	$—	$—

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

Due to Monogram Biosciences’ lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $3.9 million, $73.5 million and $2.0 million in 2005, 2004 and 2003, respectively, including $65.2 million associated with the merger with ACLARA in 2004.

11. RESTRUCTURING

In connection with the merger with ACLARA, the Company has taken actions to integrate and restructure the former ACLARA operations. The Company relocated the ACLARA personnel and operations from the facility in Mountain View, California to the Company’s South San Francisco facilities in the second quarter of 2005. A restructuring accrual was established for the costs of vacating and subleasing the Mountain View facility including an estimate of the excess of the Company’s lease costs over the Company’s anticipated sublease income and for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. In addition, a restructuring accrual of $1.1 million was established for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. During the second quarter of 2005, the Company increased the restructuring accrual by $1.6 million due to a delay in vacating and subleasing the Mountain View facility. This change to the estimates of completing the currently approved restructuring plans, which were originally recorded in goodwill, has increased goodwill to $9.9 million, as of December 31, 2005. Future adjustments to these estimates will be recorded in the Company’s results of operations.

The following table sets forth an analysis of the components of the restructuring charges (in thousands):

	Abandonment of Facilities	Severance	Total
	(In thousands)
Liabilities assumed in merger with ACLARA	$3,000	$1,054	$4,054
Amounts paid in cash	(24)	—	(24)

Balance at December 31, 2004	2,976	1,054	4,030
Amounts paid in cash	(1,288)	(1,054)	(2,342)
Change in estimate for restructuring costs related to Mountain View facility	1,645	—	1,645

Balance at December 31, 2005	$3,333	$—	$3,333

Current portion	$1,417	$—	$1,417

Non-current portion	$1,916	$—	$1,916

Other Severance Costs

Following the Company’s merger with ACLARA, the Company entered into a severance agreement with a former executive and recorded a severance charge of $0.2 million in the statement of operations for the year ended December 31, 2004 of which $0.2 million was paid as of December 31, 2005.

On September 28, 2005, the Company entered into a separation and release agreement with a former executive and recorded a severance charge of $0.4 million in the statement of operations for the year ended December 31, 2005 of which $0.1 million has been paid as of December 31, 2005.

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
2005
Product revenue	$8,853	$11,005	$12,136	$11,474
Contract revenue	1,141	1,409	1,002	1,232

Total revenue	9,994	12,414	13,138	12,706
Cost of product revenue	4,339	4,975	5,406	5,281
Contingent value rights revaluation	5,306	(4,062)	7,249	17,803
Net income (loss)	(7,360)	688	(9,611)	(21,303)
Income (loss) applicable to common stockholders	(7,446)	612	(9,611)	(21,303)
Basic and diluted income (loss) per common share	$(0.06)	$—	$(0.08)	$(0.17)

2004
Product revenue	$8,640	$8,734	$7,977	$9,460
Contract revenue	382	493	645	470

Total revenue	9,022	9,227	8,622	9,930
Cost of product revenue	4,416	4,475	4,186	4,717
In-process research and development	—	—	—	100,600
Contingent value rights revaluation	—	—	—	28,519
Net loss	(1,248)	(1,371)	(1,588)	(77,223)
Loss applicable to common stockholders	(1,316)	(1,448)	(1,679)	(77,311)
Basic and diluted loss per common share	$(0.02)	$(0.03)	$(0.03)	$(1.12)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included under Item 8.

Item 9B. Other Information

On October 1, 2005 we entered into a Referral Testing Agreement with Quest Diagnostics Incorporated, or Quest, the owner and/or operator of clinical laboratories in the United States. Under this agreement, Quest engaged us as a provider for HIV phenotypic resistance testing. The agreement specifies the standards of work we are to adhere to in providing the testing services, together with certification and reporting requirements. Under the agreement, Quest is to receive pricing for Phenosense and Phenosense GT testing services that is at least as favorable as the prices we charge for these services to any other commercial laboratory customer. The agreement contains standard representations and warranties and indemnification provisions, and its term is three years, subject to its early termination provisions.

PART III

Item 10. Directors and Executive Officers of the Registrant

We have adopted a Code of Business Conduct and Ethics Policy that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller), and have posted the text of the policy on our website (www.monogrambio.com) in connection with “Investor” materials. In addition, we intend to promptly disclose (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

The other information required by this item is incorporated by reference to the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2006 annual meeting.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information under the caption “Executive Compensation” to be contained in our 2006 proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” to be contained in our 2006 proxy statement.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information under the caption “Certain Transactions” to be contained in our 2006 proxy statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information under the captions “Independent Auditors’ Fees” and “Pre-Approval Policies and Procedures” to be contained in our 2006 proxy statement.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee has approved our recurring engagements of PricewaterhouseCoopers LLP for the following non-audit services: (1) preparation of tax returns, and tax advice in preparing for and in connection with such filings; (2) all work required to be performed by PricewaterhouseCoopers LLP in connection with preparing and providing consents required to be given in connection with our filings with the Securities and Exchange Commission, and (3) advice in preparing for the internal control documentation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Index to Financial Statements

Reference is made to the Index to Financial Statements under Item 8 in Part II hereof, where these documents are listed.

(a)(2) Financial Statement Schedules—The following schedule is filed as part of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2005, 2004 and 2003.

All other schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto included in Item 8 (“Financial Statements and Supplementary Data”).

(a)(3) Index to Exhibits—See (c) below.

(c) Exhibits

Exhibit Footnote	Exhibit Number
(12)	2.1	Agreement and Plan of Merger and Reorganization, dated as of May 28, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(13)	2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of October 18, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(9)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(9)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(16)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(26)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(9)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(9)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(9)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(9)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(9)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(4)	3.5	Bylaws, as currently in effect.

(3)	4.1	Reference is made to Exhibits 3.1 through 3.4.1.

Exhibit Footnote	Exhibit Number
(26)	4.2	Specimen Stock Certificate.

(16)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

(1)	10.1	Office Lease by and between ViroLogic and Oyster Point Tech Center LLC dated as of May 25, 1999.

(1)	10.2	Office Lease by and between ViroLogic and Trammell Crow Northern California Development, Inc. dated as of November 23, 1999.

(1)	10.3	Loan and Security Agreement by and between ViroLogic and MMC/ GATX Partnership No. 1 dated as of January 30, 1998.

(1)†	10.4	Employment Agreement by and between ViroLogic and William D. Young dated September 29, 1999.

(1)†	10.5	2000 Employee Stock Purchase Plan and related offering documents.

(1)	10.6	Equipment Financing Agreement dated March 28, 2000 with Pentech Financial Services, Inc.

(2)†	10.7	ViroLogic, Inc. 2000 Equity Incentive Plan, as amended.

(3)†	10.8	Form of Executive Severance Benefits Agreement.

(3)	10.9	Master Lease Agreement dated September 14, 2000 by and between ViroLogic, Inc. and General Electric Capital Corporation.

(4)	10.10	Equipment Financing Agreement by and between ViroLogic and De Lage Landen Financial Services, Inc. dated as of January 29, 2001.

(5)	10.11	Equipment Schedule No. 4 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(5)	10.12	Sublease by and between ViroLogic, Inc. and Raven Biotechnologies, Inc.

(1)†	10.13	Form of Indemnity Agreement between the Company and its directors and officers.

(1)†	10.14	Form of Stock Option Agreement under the 2000 Equity Incentive Plan for options granted prior to May 1, 2000.

(1)†	10.15	Form of Stock Option Agreement Pursuant to the 2000 Equity Incentive Plan for options granted after May 1, 2000.

(10)	10.16	Equipment Schedule No. 5 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(6)	10.17	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.

(7)	10.18	Sublease, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.

(8)	10.19	Form of Stock Purchase Warrant issued to purchasers of Series C Preferred Stock.

(8)	10.20	Form of Stock Purchase Warrant issued to purchasers of Series B Preferred Stock.

(11)	10.21	First Amendment to Sublease, dated as of August 21, 2003, by and between diaDexus, Inc and ViroLogic, Inc.

(14)	10.22	Lease Termination Agreement, dated as of March 22, 2004, by and between Britannia Pointe Grand Limited Partnership and ViroLogic, Inc.

Exhibit Footnote		Exhibit Number
(15)		10.23	Second Amendment to Sublease, dated as of October 1, 2004, between diaDexus, Inc and ViroLogic, Inc.

(18	)†	10.24	ViroLogic, Inc. 2004 Equity Incentive Plan.

(13)		10.25	Registration Rights Agreement, dated as of October 18, 2004, by and among ViroLogic, Inc. and certain entities affiliated with Tang Capital Partners, L.P. and Perry Corp.

(17	)†	10.26	Form of Option Agreement under the ViroLogic, Inc. 2004 Equity Incentive Plan.

(20)		10.27	Lease Agreement, dated March 1, 1999, between ACLARA BioSciences, Inc. and The Pear Avenue Group.

(21	)†	10.28	Form of Change of Control Agreement between ACLARA BioSciences, Inc. and Alfred Merriweather.

(22	)†	10.29	Employment Letter Agreement, dated April 11, 2003, between ACLARA BioSciences, Inc and Michael J. Dunn.

(22	)†	10.30	Severance Agreement, dated April 11, 2003, between ACLARA BioSciences, Inc. and Michael J. Dunn.

(20	)†	10.31	ACLARA BioSciences, Inc. Amended and Restated 1997 Stock Plan.

(23	)†	10.32	ACLARA BioSciences, Inc. NQ03 Stock Plan Non-Statutory Stock Option Agreement.

(24	)†	10.33	Form of Amendment to Stock Option Agreement between ACLARA BioSciences, Inc. and each of Alfred Merriweather and Michael Dunn.

(27	)†	10.34	ViroLogic, Inc. 2005 Bonus Plan Description.

(27	)†	10.35	ViroLogic, Inc. Non-Employee Director Cash Compensation Arrangements.

	*	10.36	Referral Testing Agreement, between Monogram Biosciences, Inc. and Quest Diagnostics Incorporated, dated October 1, 2005.

		23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

		23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

		24.1	Power of Attorney is contained on the signature page.

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

		32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

†	Indicates management or compensatory plan or arrangement.
(*)	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.
(1)	Filed as an exhibit to our Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.
(2)	Filed as an exhibit to our Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on November 25, 2002 and incorporated herein by reference.
(9)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003 and incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on June 1, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2004 and incorporated herein by reference.
(14)	Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on November 4, 2004 and incorporated herein by reference.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2004 and incorporated herein by reference.
(18)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-121437) filed on December 20, 2004 and incorporated herein by reference.
(19)	Filed as an exhibit to our Registration Statement on Form S-4 (No. 333-120211) and incorporated herein by reference.
(20)	Filed as an exhibit to ACLARA BioSciences, Inc. Registration Statement on Form S-1 (No. 333-95107) or amendments thereto and incorporated herein by reference.
(21)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(22)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
(23)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(24)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004 and incorporated herein by reference.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.
(27)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Monogram Biosciences, Inc.

By:	/S/ WILLIAM D. YOUNG
William D. Young Chief Executive Officer

Date: March 15, 2006

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

Signatures	Title	Date

/S/ WILLIAM D. YOUNG William D. Young	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/S/ ALFRED G. MERRIWEATHER Alfred G. Merriweather	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/S/ THOMAS R. BARUCH Thomas R. Baruch	Director	March 15, 2006

/S/ EDMON JENNINGS Edmon Jennings	Director	March 15, 2006

/S/ WILLIAM JENKINS, M.D. William Jenkins, M.D.	Director	March 15, 2006

/S/ CRISTINA H. KEPNER Cristina H. Kepner	Director	March 15, 2006

/S/ DAVID H. PERSING M.D., PH.D. David H. Persing, M.D., Ph.D.	Director	March 15, 2006

/S/ JOHN D. MENDLEIN, PH.D., J.D. John D. Mendlein, Ph.D., J.D.	Director	March 15, 2006

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

Classification	Balance at Beginning of Period	Additions Charged to Operating Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2005	$595	$826	$(377)	$1,044
Year ended December 31, 2004	$643	$319	$(367)	$595
Year ended December 31, 2003	$989	$101	$(447)	$643

S-1

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number
(12)	2.1	Agreement and Plan of Merger and Reorganization, dated as of May 28, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(13)	2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of October 18, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(9)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(9)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(16)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(26)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(9)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(9)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(9)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(9)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(9)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(4)	3.5	Bylaws, as currently in effect.

(3)	4.1	Reference is made to Exhibits 3.1 through 3.4.1.

(26)	4.2	Specimen Stock Certificate.

(16)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

(1)	10.1	Office Lease by and between ViroLogic and Oyster Point Tech Center LLC dated as of May 25, 1999.

(1)	10.2	Office Lease by and between ViroLogic and Trammell Crow Northern California Development, Inc. dated as of November 23, 1999.

(1)	10.3	Loan and Security Agreement by and between ViroLogic and MMC/ GATX Partnership No. 1 dated as of January 30, 1998.

(1)†	10.4	Employment Agreement by and between ViroLogic and William D. Young dated September 29, 1999.

(1)†	10.5	2000 Employee Stock Purchase Plan and related offering documents.

(1)	10.6	Equipment Financing Agreement dated March 28, 2000 with Pentech Financial Services, Inc.

(2)†	10.7	ViroLogic, Inc. 2000 Equity Incentive Plan, as amended.

Exhibit Footnote	Exhibit Number
(3)†	10.8	Form of Executive Severance Benefits Agreement.

(3)	10.9	Master Lease Agreement dated September 14, 2000 by and between ViroLogic, Inc. and General Electric Capital Corporation.

(4)	10.10	Equipment Financing Agreement by and between ViroLogic and De Lage Landen Financial Services, Inc. dated as of January 29, 2001.

(5)	10.11	Equipment Schedule No. 4 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(5)	10.12	Sublease by and between ViroLogic, Inc. and Raven Biotechnologies, Inc.

(1)†	10.13	Form of Indemnity Agreement between the Company and its directors and officers.

(1)†	10.14	Form of Stock Option Agreement under the 2000 Equity Incentive Plan for options granted prior to May 1, 2000.

(1)†	10.15	Form of Stock Option Agreement Pursuant to the 2000 Equity Incentive Plan for options granted after May 1, 2000.

(10)	10.16	Equipment Schedule No. 5 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(6)	10.17	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.

(7)	10.18	Sublease, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.

(8)	10.19	Form of Stock Purchase Warrant issued to purchasers of Series C Preferred Stock.

(8)	10.20	Form of Stock Purchase Warrant issued to purchasers of Series B Preferred Stock.

(11)	10.21	First Amendment to Sublease, dated as of August 21, 2003, by and between diaDexus, Inc and ViroLogic, Inc.

(14)	10.22	Lease Termination Agreement, dated as of March 22, 2004, by and between Britannia Pointe Grand Limited Partnership and ViroLogic, Inc.

(15)	10.23	Second Amendment to Sublease, dated as of October 1, 2004, between diaDexus, Inc and ViroLogic, Inc.

(18)†	10.24	ViroLogic, Inc. 2004 Equity Incentive Plan.

(13)	10.25	Registration Rights Agreement, dated as of October 18, 2004, by and among ViroLogic, Inc. and certain entities affiliated with Tang Capital Partners, L.P. and Perry Corp.

(17)†	10.26	Form of Option Agreement under the ViroLogic, Inc. 2004 Equity Incentive Plan.

(20)	10.27	Lease Agreement, dated March 1, 1999, between ACLARA BioSciences, Inc. and The Pear Avenue Group.

(21)†	10.28	Form of Change of Control Agreement between ACLARA BioSciences, Inc. and Alfred Merriweather.

(22)†	10.29	Employment Letter Agreement, dated April 11, 2003, between ACLARA BioSciences, Inc and Michael J. Dunn.

(22)†	10.30	Severance Agreement, dated April 11, 2003, between ACLARA BioSciences, Inc. and Michael J. Dunn.

(20)†	10.31	ACLARA BioSciences, Inc. Amended and Restated 1997 Stock Plan.

(23)†	10.32	ACLARA BioSciences, Inc. NQ03 Stock Plan Non-Statutory Stock Option Agreement.

Exhibit Footnote		Exhibit Number
(24	)†	10.33	Form of Amendment to Stock Option Agreement between ACLARA BioSciences, Inc. and each of Alfred Merriweather and Michael Dunn.

(27	)†	10.34	ViroLogic, Inc. 2005 Bonus Plan Description.

(27	)†	10.35	ViroLogic, Inc. Non-Employee Director Cash Compensation Arrangements.

	*	10.36	Referral Testing Agreement, between Monogram Biosciences, Inc. and Quest Diagnostics Incorporated, dated October 1, 2005.

		23.1	Consent of Pricewaterhouse&Coopers LLP, Independent Registered Public Accounting Firm.

		23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

		24.1	Power of Attorney is contained on the signature page.

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

		32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

†	Indicates management or compensatory plan or arrangement.
(*)	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.
(1)	Filed as an exhibit to our Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.
(2)	Filed as an exhibit to our Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on November 25, 2002 and incorporated herein by reference.
(9)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003 and incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on June 1, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2004 and incorporated herein by reference.

(14)	Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on November 4, 2004 and incorporated herein by reference.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2004 and incorporated herein by reference.
(18)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-121437) filed on December 20, 2004 and incorporated herein by reference.
(19)	Filed as an exhibit to our Registration Statement on Form S-4 (No. 333-120211) and incorporated herein by reference.
(20)	Filed as an exhibit to ACLARA BioSciences, Inc. Registration Statement on Form S-1 (No. 333-95107) or amendments thereto and incorporated herein by reference.
(21)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(22)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
(23)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(24)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004 and incorporated herein by reference.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.
(27)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005 and incorporated herein by reference.