Form 10-K/A
period 2005-12-31
Monogram Biosciences, Inc.
filed 2006-05-01
CIK 1094961

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005 was $222,288,106.*

The number of shares outstanding of the Registrant’s Common Stock was 130,181,082 as of March 31, 2006.

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

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on March 16, 2006 (the “Report”), and is being filed solely to replace Part III, Item 10 through Item 14. The reference on the cover of the Report to the incorporation by reference of the Registrant’s Definitive Proxy Statement into Part III of the Report is hereby amended to delete that reference. Except as otherwise stated herein, no other information contained in the Report has been updated by this Amendment No. 1.

MONOGRAM BIOSCIENCES, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information about our directors and executive officers as of April 28, 2006:

Name	Age	Position
William D. Young	61	Chairman of the Board, Chief Executive Officer and Director
Thomas R. Baruch, J.D.	67	Director
William Jenkins, M.D.	58	Director
Edmon R. Jennings	59	Director
Cristina H. Kepner	60	Director
John D. Mendlein, J.D., Ph.D.	46	Director
David H. Persing, M.D., Ph.D.	50	Director
Michael P. Bates, M.D.	49	Vice President, Clinical Research
Tien T. Bui	41	Vice President, Medical Affairs
Michael J. Dunn	50	Chief Business Officer
Kathy L. Hibbs	42	Vice President, General Counsel
Kenneth N. Hitchner	52	Vice President, Pharmaceutical Collaborations
Alfred G. Merriweather	52	Vice President, Finance and Chief Financial Officer
Christos J. Petropoulos, Ph. D.	52	Vice President, Research and Development and Chief Scientific Officer
William J. Welch	44	Senior Vice President and Chief Commercial Officer
Jeannette Whitcomb, Ph.D.	45	Vice President, Operations

William D. Young has served as our Chief Executive Officer since November 1999 and has served as the Chairman of the Board since May 1999. From March 1997 to October 1999, Mr. Young was Chief Operating Officer at Genentech, Inc., a biotechnology company. As COO at Genentech, Mr. Young was responsible for all of the company’s development, operations and commercial functions. Mr. Young joined Genentech in 1980 as Director of Manufacturing and Process Sciences and held various executive positions prior to becoming COO. Prior to joining Genentech, Mr. Young was employed by Eli Lilly and Company for 14 years. Mr. Young is a member of the board of directors of Biogen IDEC, Inc., Human Genome Sciences, Inc. and Theravance, Inc. He received his bachelor’s degree in chemical engineering from Purdue University, his M.B.A. from Indiana University and an honorary Doctorate in Engineering from Purdue University. He was elected to the National Academy of Engineering, USA, in 1993.

Thomas R. Baruch, J.D. has served as a director since December 2004. Mr. Baruch was Chairman of ACLARA Biosciences, Inc.’s, or ACLARA’s, board of directors from April 1995 to December 2004, when we merged with ACLARA. Since 1988, he has been a General Partner of CMEA Ventures, a venture capital firm, and the President of CMEA Development Corp. Moreover, from 1990 to 1996, Mr. Baruch served as a special partner of New Enterprise Associates. Prior to his experience with CMEA Ventures, Mr. Baruch founded Microwave Technology, Inc., and served as its President and Chief Executive Officer from 1983 to 1989. Before that, he held senior management and venture investment positions at Exxon Corporation, including the position of President of the Materials Division of Exxon Enterprises, Inc. Mr. Baruch is a member of the board of directors of Symyx Technologies, Inc. Mr. Baruch holds a B.S. degree from Rensselaer Polytechnic Institute and received a J.D. degree from Capital University.

William Jenkins, M.D. has served as a director since September 2000. Dr. Jenkins has been a consultant and advisor to pharmaceutical companies and investment and venture capital firms in the health sector since 1999. From 1997 to 1999, he served as Head of Clinical Development and Regulatory Affairs for Ciba-Geigy, and later for post-merger Novartis Pharma AG. Prior to that, Dr. Jenkins was head of worldwide clinical research at Glaxo and a Deputy Head in the U.K. Drug Regulatory Agency. Dr. Jenkins is a member of the Board of Directors of Tanox, Inc., BTG plc, Esbatech AG and Eurand Pharmaceutical Holdings B.V. Dr. Jenkins received his M.D. from Cambridge University and has a specialist accreditation in internal medicine and gastroenterology.

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

Cristina H. Kepner has served as a director since May 1996. Ms. Kepner is Advisor at Invemed Associates LLC, an investment banking firm. From 1978 to December 2000, Ms. Kepner was a director, Executive Vice President and Corporate Finance Director at Invemed Associates LLC. Ms. Kepner serves on the board of directors of Quipp, Inc. and Cepheid. She is Chairman of the Board of Quipp, Inc. She received her B.A. from Pace University.

John D. Mendlein, J.D., Ph.D. has served as a director since December 2004. Dr. Mendlein was a member of ACLARA’s board of directors from April 2003 to December 2004. Dr. Mendlein has been Chairman and Chief Executive Officer of Compound Therapeutics Inc., a biotechnology company, since 2005. Prior to joining Compound Therapeutics, Dr. Mendlein served as Chairman and Chief Executive Officer of Affinium Pharmaceuticals, Inc., from 2000 until 2005. Prior to joining Affinium, Dr. Mendlein served as Chief Knowledge Officer, General Counsel and Senior Vice President, Intellectual Property of Aurora Biosciences Corporation, from 1996 until 2000. Dr. Mendlein holds a Ph.D. in physiology and biophysics from the University of California, Los Angeles and a J.D. degree from the University of California, Hastings College of Law.

David H. Persing, M.D., Ph.D. has served as a director since December 2000. Dr. Persing received his B.A. degree in Biochemistry from San Jose State University, and his M.D. and Ph.D. (Biochemistry and Biophysics) concurrently from the University of California, San Francisco. After completion of his residency in Clinical Pathology and fellowship training at Yale University in 1989, Dr. Persing was appointed to the medical and research staff of the Mayo Clinic, where he became Director of the Molecular Microbiology Laboratory and an Associate Professor at the Mayo Medical School. Dr. Persing has been Executive Vice President, Chief Medical and Technology Officer of Cepheid since August 2005 and has served on the board of directors of Cepheid since April 2004. Prior to his experience with Cepheid, Dr. Persing was the Senior Vice President and Chief Scientific Officer at Corixa Corporation, a research and development-based biotechnology company, from 1999 to 2005. Additionally, he served as a Principal Investigator in the Infectious Disease Research Institute, a non-profit research organization.

Michael P. Bates, M.D. joined our Clinical Research group as Medical Director in January 2001, was promoted to Senior Director in 2003 and was named Vice President of Clinical Research in June 2004. Prior to joining Monogram, Dr. Bates completed his internship and residency in Internal Medicine at the University of California, San Francisco, before pursuing fellowship training in Cardiology at Duke University in Durham, North Carolina, and in Infectious Diseases at the University of Washington in Seattle, Washington. Following two years on the junior faculty at the University of Washington and the Fred Hutchinson Cancer Research Center in Seattle, Dr. Bates moved to industry. Dr. Bates was Regional Medical Director/Medical Liaison for Roche, focusing on virology from February 1999 to December 2000.

Tien T. Bui joined Monogram as National Sales Director in November 2000, was named Vice President of Sales in September 2001 and became the Vice President of Sales and Marketing in November 2002 and was named Vice President of Medical Affairs in March 2006. Before joining Monogram, Ms. Bui was the Virology Sales Director for DuPont Pharmaceuticals’ Western Business Unit. In addition to her most recent sales management position at DuPont, she served that company for over 10 years, from 1990 to 2000, in various sales and marketing roles, including: physician and hospital sales; clinical development and education; healthcare policy and government affairs; and strategic market development. Ms. Bui received her bachelor’s degree in international business from San Francisco State University and also studied abroad at The University of Liege, Belgium.

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

Kathy L. Hibbs joined Monogram as Vice President, General Counsel in April 2001. Prior to joining Monogram, Ms. Hibbs was Vice President and General Counsel for Multitude, Inc., an Internet telecommunications company, which filed a petition for bankruptcy in 2001. Prior to that, from 1996 to 2000, she served as Senior Corporate Counsel at Varian Medical Systems, Inc., a leading manufacturer of integrated cancer therapy systems. At Varian, she was responsible for numerous legal matters including regulatory compliance, employment law, litigation and SEC reporting. Before her employment with Varian, Ms. Hibbs worked as a litigator for two California law firms and dealt with various legal issues, including civil rights and securities law. She received her J.D. degree from the University of California, Hastings College of Law, and her bachelor’s degree in political science from the University of California, Riverside.

Kenneth N. Hitchner joined Monogram as Director of Project Management in May 1999 and was named Vice President of Pharmaceutical Collaborations in October 2003. From December 1997 to May 1999 Mr. Hitchner was the Director of Project Management at Gilead Sciences. Prior to Gilead, he was with Genentech for fifteen years where he held a number of positions including the Director of Product Development and Global Project Leader. Mr. Hitchner received his bachelor’s degree in Zoology from DePauw University and a Masters Degree in Biology from San Francisco State University.

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

Christos J. Petropoulos, Ph.D. joined Monogram as our Director of Research and Development in August 1996, became Senior Director of Research and Development in September 1997, was named our Vice President, Research and Development in November 1999, was named our Vice President, Research and Development, Virology and Chief Scientific Officer in December 2004 and was named Vice President of Research and Development and Chief Scientific Officer in October 2005. From 1992 to 1996, Dr. Petropoulos was a scientist at Genentech where he headed the Molecular Virology Laboratory and the Research Virology and Molecular Detection Laboratories from 1994 to 1996. Dr. Petropoulos received his Ph.D. in molecular and cell biology from Brown University.

William J. Welch has served as our Senior Vice President and Chief Commercial Officer since September 2005. From 1998 to 1999 and from 2001 to August 2005, Mr. Welch was with LaJolla Pharmaceutical, Inc., most recently as Vice President, Sales & Marketing. From 1999 to 2001, Mr. Welch was Vice President of Global Marketing for Dade Behring MicroScan where he managed marketing and strategic development for a $150 million business. From 1993 to 1998, Mr. Welch held a number of management positions with Abbott Laboratories, including General Manager of the Ambulatory Infusion Systems Division. Mr. Welch holds a BS from the University of California at Berkeley and an MBA from Harvard University.

Jeannette M. Whitcomb, Ph.D. joined Monogram as one of the first scientists in the Research and Development department in 1996, transitioned to the Operations group in 2002 and was named Vice President of Operations in June 2003. Prior to joining Monogram, Dr. Whitcomb was a Postdoctoral Fellow in Dr. Stephen H. Hughes’ lab at the National Cancer Institute — Frederick Cancer Research and Development Center. Prior to that, she was a Fogerty Fellow in Dr. Peter A. Cerutti’s lab at the Swiss Institute for Experimental Cancer Research in Lausanne, Switzerland. Dr. Whitcomb received her bachelor’s degree in Biology from Widener University in Chester, Pennsylvania and her Ph.D. in Microbiology and Immunology from Temple University School of Medicine in Philadelphia.

Audit Committee

The Audit Committee of the Board of Directors oversees our corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. Three directors comprise the Audit Committee: Cristina H. Kepner (Chair), William Jenkins and Edmon R. Jennings. The Board of Directors annually reviews the Nasdaq listing standards definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards). The Board of Directors has determined that Cristina H. Kepner qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.

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

To our knowledge, based solely on a review of copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with; except that one report, covering one transaction, was filed late by Mr. Baruch.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller), and have posted the text of the policy on our website (www.monogrambio.com) in connection with “Investor” materials; however, information found on our website is not incorporated by reference into this report. In addition, we intend to promptly disclose (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 11. Executive Compensation

Compensation of Directors

Each of our non-employee directors receives an annual retainer of $15,000, paid in equal quarterly installments. In addition, each non-employee director receives a fee of $1,500 for each Board of Directors meeting attended and a fee of $500 for each committee meeting attended by committee members. In the fiscal year ended December 31, 2005, the total compensation paid to non-employee directors was $123,500. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with our policy.

All of our directors are eligible to participate in our 2004 Equity Incentive Plan, or the 2004 Plan. Option grants to non-employee directors are discretionary. However, the Board of Directors has adopted a policy pursuant to which it makes initial grants of stock options to new non-employee directors at their time of election to the Board of Directors, and, on an annual basis, grants stock options to its continuing non-employee directors. During the fiscal year ended December 31, 2005, we granted each of our six continuing non-employee directors options to purchase 20,000 shares of common stock. These options vest monthly over a one-year period; provided that the vesting may accelerate and all shares subject to the options may become immediately exercisable in the event of a change in control of us. In total, we granted options to purchase 120,000 shares of our common stock to our non-employee directors during the fiscal year ended December 31, 2005, at a weighted average exercise price of $2.40 per share.

Compensation of Executive Officers

Summary of Compensation

The following table shows for the fiscal years ended December 31, 2003, 2004 and 2005, compensation awarded or paid to, or earned by, our Chief Executive Officer and our other four most highly compensated executive officers at December 31, 2005 and one former executive officer who departed during the fiscal year 2005 (the “Named Executive Officers”):

	Year	Annual Compensation			Long Term Compensation	All Other Compensation ($)
Name and Principal Position		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards Securities Underlying Options/SARs (#)
William D. Young Chief Executive Officer	2005 2004 2003	429,999 308,269 280,000	— — —	— — —	1,650,000 300,000 300,000	3,042 3,250 3,000	(1) (1) (1)
Christos J. Petropoulos, Ph.D. Vice President, Research and Development, and Chief Scientific Officer	2005 2004 2003	265,000 183,165 171,000	— — —	— — —	600,000 75,000 50,000	2,600 2,600 2,600	(1) (1) (1)
Michael P. Bates Vice President, Clinical Research	2005 2004 2003	250,000 210,577 190,076	— — —	— — —	300,000 50,000 35,000	33,034 37,150 33,072	(2) (3) (4)
Kathy L. Hibbs Vice President, General Counsel	2005 2004 2003	245,250 178,094 166,500	— — —	— — —	300,000 75,000 50,000	3,042 3,250 2,081	(1) (1) (1)
Michael J. Dunn Chief Business Officer	2005 2004 2003	290,014 10,894 —	— — —	— — —	100,000 — —	3,500 — —	(1)
Sharat Singh Former Chief Technical Officer, Oncology	2005 2004 2003	208,936 10,192 —	5,000 — —	— — —	— — —	83,323 — —	(5)

(1)	Consists of matching payments under our 401(k) plan in the form of shares of our common stock.
(2)	Consists of $3,042 of matching payments under our 401(k) plan in the form of shares of our common stock and $29,992 of housing assistance pursuant to an agreement dated November 20, 2000.
(3)	Consists of $3,250 of matching payments under our 401(k) plan in the form of shares of our common stock and $33,900 of housing assistance pursuant to an agreement dated November 20, 2000.
(4)	Consists of $3,000 of matching payments under our 401(k) plan in the form of shares of our common stock and $30,072 of housing assistance pursuant to an agreement dated November 20, 2000.
(5)	Consists of $27,267 of paid-out vacation time and $56,056 severance payment.

Stock Option Grants and Exercises

We grant options to our executive officers under our 2004 Plan. Prior to the adoption and approval of the 2004 Plan, we granted options to our executive officers under our 2000 Equity Incentive Plan, which had been previously adopted in 1996 and was amended and renamed in February 2000. In December 2004, we assumed the following ACLARA plans and option agreements upon the merger with ACLARA: (i) the 1995 Stock Plan, (ii) the Amended and Restated 1997 Stock Plan, and (iii) a non-qualified option agreement. We will not make any future grants under the assumed ACLARA plans.

As of March 31, 2006, options to purchase a total of 16,313,936 shares were outstanding under our 2004 Plan, our 2000 Equity Incentive Plan and the assumed ACLARA plans. As of March 31, 2006, 6,177,004 shares remained available for grant under the 2004 Plan, and no shares were available for grant under the 2000 Equity Incentive Plan or any of the assumed ACLARA plans.

The following tables show for the fiscal year ended December 31, 2005 certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in Year 2005	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
William D. Young	1,650,000	23.5%	$2.28	3-1-13	$1,796,187	$4,302,181
Christos J. Petropoulos, Ph.D.	600,000	8.5%	$2.28	3-1-13	$653,159	$1,564,429
Michael P. Bates	300,000	4.3%	$2.28	3-1-13	$326,580	$782,215
Kathy L. Hibbs	300,000	4.3%	$2.28	3-1-13	$326,580	$782,215
Michael J. Dunn	100,000	1.4%	$2.28	3-1-13	$108,860	$260,738
Sharat Singh	—	—%	$—	—	$—	$—

The figures in the table above represent options granted under the 2004 Plan. Options generally vest over a four-year period, 25% after one year and 2.083% per month thereafter. The percentage of total options in the table above was calculated based on options to purchase an aggregate of 7,031,750 shares of our common stock granted to our employees in 2005. All options were granted at an exercise price equal to the fair value of our common stock on the date of grant.

The potential realizable value is based on the term of the option at its time of grant, which, for the foregoing options, is eight years. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts represent certain assumed rates of appreciation only, in accordance with the rules of the SEC, and do not reflect our estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of the common stock and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth information concerning the number and value of exercisable and unexercisable options held by each of the Named Executive Officers as of December 31, 2005. None of our Named Executive Officers exercised options during 2005. The value of unexercised in-the-money options at December 31, 2005 represents an amount equal to the difference between the closing price of the common stock on December 30, 2005 of $1.87 per share and the option exercise price, multiplied by the number of unexercised in-the-money options. An option is in-the-money if the fair value of the underlying shares exceeds the exercise price of the options. The value realized upon exercise represents the difference between the price of the common stock on the date of exercise and the exercise price of the option, multiplied by the number of shares exercised.

Name	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005
	Exercisable	Unexercisable	Exercisable	Unexercisable
William D. Young	1,411,666	1,938,334	$67,500	$40,500
Christos J. Petropoulos, Ph.D.	206,668	662,188	$20,475	$6,750
Michael P. Bates	96,270	340,730	$10,687	$5,513
Kathy L. Hibbs	195,520	361,980	$16,350	$6,750
Michael J. Dunn	463,955	358,545	$267,749	133,876
Sharat Singh	1,425,614	—	$385,475	$—

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

As required by the agreement, prior to the commencement of Mr. Young’s employment, we also granted him a stock bonus award of 150,000 fully vested shares of the common stock, in consideration of his past service as our Chairman of the Board prior to becoming our Chief Executive Officer. The agreement also provides for the following:

•	a cash bonus in the gross amount of $180,000, granted on January 15, 2000, and an additional cash bonus in the gross amount of $180,000, granted on April 15, 2000;

•	an incentive stock option under our 2000 Equity Incentive Plan covering 150,000 shares of the common stock, which is now fully vested;

•	a non-statutory stock option, granted outside of our 2000 Equity Incentive Plan, covering 250,000 shares of the common stock, which is now fully vested; and

•	a non-statutory stock option, granted outside of our 2000 Equity Incentive Plan, covering 250,000 shares of the common stock, which is now fully vested.

Any of these options may be exercised either by cash or by delivery of a promissory note.

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

Executive Severance Agreements and Stock Option Acceleration Provisions

We have entered into executive severance benefits agreements with each of our executive officers other than William Young. These executive severance benefits agreements provide that if the executive is terminated without cause or constructively terminated within three months prior to or twenty-four months after a change in control then the executive will receive a one time cash severance payment equal to twelve months of the executive’s base salary plus an amount equal to the bonus that the executive received for the prior year.

The stock option agreements we have entered into with our executive officers in connection with stock option grants made to them under the 2004 Plan provide for acceleration of vesting of the stock option if the executive is terminated without cause or for good reason as of, or within 13 months after, a Change in Control. Options granted to executives under our 2000 Equity Incentive Plan, pursuant to the terms of that plan, are also subject to accelerated vesting if the executive is terminated without cause or for good reason as of, or within 13 months after, a Change in Control.

Sharat Singh

On September 8, 2005, we entered into a separation and release agreement with Dr. Sharat Singh, pursuant to which Dr. Singh will receive as severance one year’s base salary continuation in the amount of $265,000, payment of a bonus in the amount of $79,500, full vesting of all Monogram stock options held by Dr. Singh, and payment of health insurance premiums for up to one year.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2005, the following non-employee directors served as members of the Compensation Committee: William Jenkins (Chair), Cristina H. Kepner, John D. Mendlein and David H. Persing. During that fiscal year, none of our executive officers served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2006 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

Beneficial ownership is determined according to the rules of the Securities and Exchange Commission, and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, and includes options and warrants that are currently exercisable or exercisable within 60 days of March 31, 2006. Some of the information with respect to beneficial ownership has been furnished to us by each director, officer or 5% or more stockholder, as the case may be. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on the information each of them has given us, have sole investment and voting power with respect to their shares, except where community property laws may apply.

This table lists applicable percentage ownership based on 130,181,082 shares of common stock outstanding as of March 31, 2006. Options and warrants to purchase shares of the common stock that are exercisable within 60 days of March 31, 2006, are deemed to be beneficially owned by the persons holding these options and warrants for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage. Shares underlying options, warrants and convertible securities that are deemed beneficially owned are listed in this table separately in the column labeled “Shares Subject to Options, Warrants and Convertible Securities.” These shares are included in the number of shares listed in the column labeled “Total Number.”

	Shares Beneficially Owned (1)
Name of Beneficial Owner	Total Number		Shares Subject to Options, Warrants and Convertible Securities		Percent of Class Beneficially Owned
5% Stockholders
Perry Corp. (2)	24,474,000		—		18.80%
Deutsche Bank AG (3)	9,587,626		—		7.36%
Stephens Investment Management LLC (4)	12,041,113		—		9.25%

Directors and Executive Officers
William D. Young	2,209,383	(6)	1,962,500		1.67%
Christos J. Petropoulos, Ph.D.	496,881	(7)	395,939		*
Kathy Hibbs	317,041	(8)	297,083		*
Cristina H. Kepner	165,850		105,000		*
Michael J. Dunn	592,507	(9)	568,381		*
David H. Persing, M.D., Ph.D.	115,000		105,000		*
William Jenkins, M.D.	105,000		105,000		*
Edmon R. Jennings	96,100		95,000		*
Michael P. Bates, M.D.	214,212	(10)	193,041		*
Thomas Baruch, J.D. (5)	503,544		101,600		*
John D. Mendlein, J.D., Ph.D.	152,600		152,600		*
Sharat Singh	—		731,000	(11)	*
All directors and executive officers as a group (16 persons)	6,391,933		5,310,310		4.72%

*	Less than one percent.
(1)	Unless otherwise indicated, this table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated, the address of each person in this table is c/o Monogram Biosciences, Inc., 345 Oyster Point Boulevard, South San Francisco, California 94080.

(2)	These shares are held for the accounts of two or more private investment funds for which Perry Corp. acts as general partner and/or investment advisor. Perry Corp. is a private investment firm and Richard C. Perry is the President and sole stockholder of Perry Corp. Richard Perry disclaims any beneficial ownership interest of the shares of common stock held by any funds for which Perry Corp. acts as the general partner and/or investment advisor, except for that portion of such shares that relates to his economic interest in such shares. The business address for Perry Corp. is 767 Fifth Avenue, New York, New York 10153. This information is based solely on a Schedule 13G filed with the SEC on February 13, 2006.
(3)	The business address for Deutsche Bank AG is Taunusanlage 12, D-60325 Frankfurt am Main, Federal Republic of Germany. This information is based solely on a Schedule 13G filed with the SEC on January 31, 2006.
(4)	The business address for Stephens Investment Management LLC is One Sansome Street, Suite 2900, San Francisco, CA 94104. This information is based solely on a Form 13F, Amendment No. 1, filed with the SEC on March 2, 2006.
(5)	Total number of shares beneficially owned includes 289,514 shares held by CMEA Life Sciences Fund L.P. Mr. Baruch has shared voting and investment power over these shares as a General Partner of CMEA Life Sciences Fund L.P.
(6)	Total number of shares beneficially owned includes 6,850 shares that are held in trust by the Company’s 401(k) plan as part of matching contributions in the form of common stock.
(7)	Total number of shares beneficially owned includes 6,464 shares that are held in trust by the Company’s 401(k) plan as part of matching contributions in the form of common stock.
(8)	Total number of shares beneficially owned includes 6,318 shares that are held in trust by the Company’s 401(k) plan as part of matching contributions in the form of common stock.
(9)	Total number of shares beneficially owned includes 1,872 shares that are held in trust by the Company’s 401(k) plan as part of matching contributions in the form of common stock.
(10)	Total number of shares beneficially owned includes 6,562 shares that are held in trust by the Company’s 401(k) plan as part of matching contributions in the form of common stock.
(11)	This information is based solely on the Company’s records.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2005 regarding our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	18,340,968		$2.42	6,378,860
Equity compensation plans not approved by security holders	500,000	(1)	3.14	—
Total	18,840,968		2.44	6,378,860

(1)	Consists of non-statutory stock options granted to William D. Young outside of the Company’s 2000 Equity Incentive Plan pursuant to the terms of an employment agreement between Mr. Young and the Company described in Item 11 above under “Employment, Severance and Change of Control Agreements.”

Item 13. Certain Relationships and Related Transactions

Indemnity Agreements

Monogram has entered into indemnity agreements with each of its directors which provide, among other things, that we will indemnify such director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director of Monogram, and otherwise to the fullest extent permitted under Delaware law and the Company’s Bylaws. Monogram also intends to enter into these agreements with Monogram’s future directors.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

In August 2005 we dismissed Ernst & Young LLP as our independent registered public accounting firm and engaged PricewaterhouseCoopers LLP as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2005. Fees for audit services totaled $0.3 million in 2005, of which $0.1 million was paid to Ernst & Young LLP and $0.2 million was paid to PricewaterhouseCoopers LLP, and $0.8 million in 2004, all of which were paid to Ernst & Young LLP. The fees for audit services included fees associated with the annual audit of the financial statements included in our Annual Report on Form 10-K, procedures related to attestation of the effectiveness of internal controls over financial reporting under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and the reviews of Monogram’s quarterly reports on Form 10-Q and other SEC filings, including the joint proxy statement/prospectus related to the merger with ACLARA in 2004.

Audit-Related Fees

There were no fees for audit-related services in 2005. Fees for audit related services totaled $0.2 million in 2004, all of which were paid to Ernst & Young LLP, representing fees associated with due diligence related to the merger with ACLARA.

Tax Fees

There were no fees for tax related services in 2005 paid to PricewaterhouseCoopers LLP or Ernst & Young LLP. Fees for tax services, including tax compliance and tax advice, totaled approximately $ 47,000 in 2004, all of which were paid to Ernst & Young LLP.

All Other Fees

Fees for other services totaled $1,500 in 2005 paid to PricewaterhouseCoopers LLP for online services. There were no fees for other services not included above in 2004.

All fees described above were pre-approved by the Audit Committee.

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

The Audit Committee has determined that the rendering of the services other than audit services by PricewaterhouseCoopers LLP and Ernst & Young LLP, as applicable, is compatible with maintaining the independent registered public accounting firms’ independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Monogram Biosciences, Inc.

By:	/s/ WILLIAM D. YOUNG
William D. Young Chief Executive Officer

Date: April 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signatures	Title	Date
	/s/ WILLIAM D. YOUNG William D. Young	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 28, 2006

	/s/ ALFRED G. MERRIWEATHER Alfred G. Merriweather	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2006

	* Thomas R. Baruch, J.D.	Director	April 28, 2006

	* Edmon Jennings	Director	April 28, 2006

	* William Jenkins, M.D.	Director	April 28, 2006

	* Cristina H. Kepner	Director	April 28, 2006

	* David H. Persing, M.D., Ph.D.	Director	April 28, 2006

	* John D. Mendlein, J.D., Ph.D.	Director	April 28, 2006

* By:	/s/ WILLIAM D. YOUNG
William. D. Young
Attorney-in-fact

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number
(12)	2.1	Agreement and Plan of Merger and Reorganization, dated as of May 28, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(13)	2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of October 18, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(9)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(9)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(16)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(26)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(9)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(9)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(9)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(9)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(9)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(4)	3.5	Bylaws, as currently in effect.

(3)	4.1	Reference is made to Exhibits 3.1 through 3.4.1.

(26)	4.2	Specimen Stock Certificate.

(16)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

(1)	10.1	Office Lease by and between ViroLogic and Oyster Point Tech Center LLC dated as of May 25, 1999.

(1)	10.2	Office Lease by and between ViroLogic and Trammell Crow Northern California Development, Inc. dated as of November 23, 1999.

(1)	10.3	Loan and Security Agreement by and between ViroLogic and MMC/ GATX Partnership No. 1 dated as of January 30, 1998.

(1)†	10.4	Employment Agreement by and between ViroLogic and William D. Young dated September 29, 1999.

Exhibit Footnote	Exhibit Number
(1)†	10.5	2000 Employee Stock Purchase Plan and related offering documents.

(1)	10.6	Equipment Financing Agreement dated March 28, 2000 with Pentech Financial Services, Inc.

(2)†	10.7	ViroLogic, Inc. 2000 Equity Incentive Plan, as amended.

(3)†	10.8	Form of Executive Severance Benefits Agreement.

(3)	10.9	Master Lease Agreement dated September 14, 2000 by and between ViroLogic, Inc. and General Electric Capital Corporation.

(4)	10.10	Equipment Financing Agreement by and between ViroLogic and De Lage Landen Financial Services, Inc. dated as of January 29, 2001.

(5)	10.11	Equipment Schedule No. 4 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(5)	10.12	Sublease by and between ViroLogic, Inc. and Raven Biotechnologies, Inc.

(1)†	10.13	Form of Indemnity Agreement between the Company and its directors and officers.

(1)†	10.14	Form of Stock Option Agreement under the 2000 Equity Incentive Plan for options granted prior to May 1, 2000.

(1)†	10.15	Form of Stock Option Agreement Pursuant to the 2000 Equity Incentive Plan for options granted after May 1, 2000.

(10)	10.16	Equipment Schedule No. 5 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(6)	10.17	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.

(7)	10.18	Sublease, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.

(8)	10.19	Form of Stock Purchase Warrant issued to purchasers of Series C Preferred Stock.

(8)	10.20	Form of Stock Purchase Warrant issued to purchasers of Series B Preferred Stock.

(11)	10.21	First Amendment to Sublease, dated as of August 21, 2003, by and between diaDexus, Inc and ViroLogic, Inc.

(14)	10.22	Lease Termination Agreement, dated as of March 22, 2004, by and between Britannia Pointe Grand Limited Partnership and ViroLogic, Inc.

(15)	10.23	Second Amendment to Sublease, dated as of October 1, 2004, between diaDexus, Inc and ViroLogic, Inc.

(18)†	10.24	ViroLogic, Inc. 2004 Equity Incentive Plan.

Exhibit Footnote	Exhibit Number
(13)	10.25	Registration Rights Agreement, dated as of October 18, 2004, by and among ViroLogic, Inc. and certain entities affiliated with Tang Capital Partners, L.P. and Perry Corp.

(17)†	10.26	Form of Option Agreement under the ViroLogic, Inc. 2004 Equity Incentive Plan.

(20)	10.27	Lease Agreement, dated March 1, 1999, between ACLARA BioSciences, Inc. and The Pear Avenue Group.

(21)†	10.28	Form of Change of Control Agreement between ACLARA BioSciences, Inc. and Alfred Merriweather.

(22)†	10.29	Employment Letter Agreement, dated April 11, 2003, between ACLARA BioSciences, Inc and Michael J. Dunn.

(22)†	10.30	Severance Agreement, dated April 11, 2003, between ACLARA BioSciences, Inc. and Michael J. Dunn.

(20)†	10.31	ACLARA BioSciences, Inc. Amended and Restated 1997 Stock Plan.

(23)†	10.32	ACLARA BioSciences, Inc. NQ03 Stock Plan Non-Statutory Stock Option Agreement.

(24)†	10.33	Form of Amendment to Stock Option Agreement between ACLARA BioSciences, Inc. and each of Alfred Merriweather and Michael Dunn.

(27) †	10.34	ViroLogic, Inc. 2005 Bonus Plan Description.

(27) †	10.35	ViroLogic, Inc. Non-Employee Director Cash Compensation Arrangements.

* **	10.36	Referral Testing Agreement, between Monogram Biosciences, Inc. and Quest Diagnostics Incorporated, dated October 1, 2005.

**	23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

**	23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

**	24.1	Power of Attorney is contained on the signature page.

**	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

**	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

	31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

	31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

**	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

†	Indicates management or compensatory plan or arrangement.

*	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.
**	Previously filed.
(1)	Filed as an exhibit to our Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.
(2)	Filed as an exhibit to our Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on November 25, 2002 and incorporated herein by reference.
(9)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003 and incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on June 1, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2004 and incorporated herein by reference.
(14)	Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on November 4, 2004 and incorporated herein by reference.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2004 and incorporated herein by reference.
(18)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-121437) filed on December 20, 2004 and incorporated herein by reference.
(19)	Filed as an exhibit to our Registration Statement on Form S-4 (No. 333-120211) and incorporated herein by reference.
(20)	Filed as an exhibit to ACLARA BioSciences, Inc. Registration Statement on Form S-1 (No. 333-95107) or amendments thereto and incorporated herein by reference.
(21)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(22)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
(23)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(24)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004 and incorporated herein by reference.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.
(27)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005 and incorporated herein by reference.