Form 10-Q
period 2006-03-31
Monogram Biosciences, Inc.
filed 2006-05-10
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2006 there were 130,296,463 shares of the registrant’s common stock outstanding.

MONOGRAM BIOSCIENCES, INC.

MONOGRAM BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2006	December 31, 2005 (1)
ASSETS
Current assets:
Cash and cash equivalents	$5,978	$7,616
Short-term investments	61,445	57,398
Restricted cash	—	50
Accounts receivable, net	8,048	9,063
Prepaid expenses	722	1,107
Inventory	1,278	1,170
Other current assets	868	790

Total current assets	78,339	77,194
Property and equipment, net	8,437	8,580
Goodwill	9,927	9,927
Other assets	1,982	1,977

Total assets	$98,685	$97,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,446	$1,751
Accrued compensation	2,036	2,271
Accrued liabilities	4,313	4,116
Current portion of restructuring costs	1,270	1,417
Deferred revenue	908	383
Current portion of loans payable	240	477
Current portion of capital lease obligations	121	119
Contingent value rights	42,735	42,676

Total current liabilities	53,069	53,210
Long-term portion of restructuring costs	1,667	1,916
Long-term portion of loans payable	213	233
Long-term portion of capital lease obligations	182	212
Other long-term liabilities	337	336

Total liabilities	55,468	55,907

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 130,181,082 and 127,668,136 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	130	128
Additional paid-in capital	272,213	267,526
Accumulated other comprehensive loss	(485)	(514)
Deferred compensation	—	(81)
Accumulated deficit	(228,641)	(225,288)

Total stockholders’ equity	43,217	41,771

Total liabilities and stockholders’ equity	$98,685	$97,678

(1)	The condensed balance sheet as of December 31, 2005 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to Condensed Financial Statements.

MONOGRAM BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Product revenue	$12,246	$8,853
Contract revenue	1,003	1,141

Total revenue	13,249	9,994

Operating costs and expenses:
Cost of product revenue	5,681	4,339
Research and development	4,575	4,034
Sales and marketing	3,378	2,508
General and administrative	3,581	1,702

Total operating costs and expenses	17,215	12,583

Operating loss	(3,966)	(2,589)

Interest and other income, net	599	535
Contingent value rights revaluation	14	(5,306)

Net loss	(3,353)	(7,360)
Preferred stock dividend	—	(86)

Loss applicable to common stockholders	$(3,353)	$(7,446)

Basic and diluted net loss per common share	$(0.03)	$(0.06)

Weighted-average shares used in computing basic and diluted net loss per common share	129,614	117,353

See accompanying notes to Condensed Financial Statements.

MONOGRAM BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(3,353)	$(7,360)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Contingent value rights revaluation	59	5,397
Depreciation and amortization	768	838
Stock-based compensation expense under SFAS 123R	1,812	—
Stock-based compensation adjustment under APB 25	—	(2,078)
Provision for doubtful accounts	237	97
Change in assets and liabilities:
Accounts receivable	778	680
Prepaid expenses	385	14
Inventory	(108)	(126)
Other current assets	(78)	(516)
Accounts payable	(305)	954
Accrued compensation	(235)	(142)
Accrued liabilities	197	138
Accrued restructuring costs	(396)	(801)
Deferred revenue	525	407

Net cash provided by (used in) operating activities	286	(2,498)

INVESTING ACTIVITIES:
Purchases of short-term investments	(12,018)	(10,067)
Maturities and sales of short-term investments	8,000	16,019
Capital expenditures	(581)	(929)
Restricted cash	50	—
Transaction costs related to merger	—	(4,689)
Other assets	(49)	(210)

Net cash (used in) provided by investing activities	(4,598)	124

FINANCING ACTIVITIES:
Principal payments on loans payable	(257)	(200)
Principal payments on capital lease obligations	(27)	(26)
Proceeds from issuance of common stock	2,958	4,679

Net cash provided by financing activities	2,674	4,453

Net (decrease) increase in cash and cash equivalents	(1,638)	2,079
Cash and cash equivalents at the beginning of the period	7,616	6,027

Cash and cash equivalents at the end of the period	$5,978	$8,106

See accompanying notes to Condensed Financial Statements.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared by Monogram Biosciences, Inc., also referred to as the Company, Monogram, we, us, or our, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair statement have been included. Operating results for the three-month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other future periods. Certain prior period amounts have been reclassified to be consistent with current period presentation. The condensed balance sheet as of December 31, 2005 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

2. SHARE-BASED PAYMENTS

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share Based Payment” (“SFAS 123R”) under provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified prospective approach and therefore has not restated results for prior periods. Under this approach, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award. Pursuant to the provisions of SFAS 123R, the Company records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, the Company recognized stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The Company has no awards with market or performance conditions.

On November 10, 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provide in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. There was no tax benefit realized upon exercise of stock options during the three months ended March 31, 2006.

The Company uses the Black-Scholes option-pricing valuation model to estimate the grant date fair value of its stock-based awards in accordance with SFAS 123R and SAB 107. The determination of fair value for stock-based awards on the date of grant using an option-pricing model requires management to make certain assumptions regarding: (i) the expected volatility in the market price of the Company’s common stock over the expected term of the awards; (ii) dividend yield; (iii) risk-free interest rates; and (iv) actual and projected employee exercise behaviors (referred to as the expected term). The expected volatility is based on the historical volatilities of our stock for the expected term in effect on the date of grant with considerations to available industry data. The risk-free interest rate is based on the U.S. Zero Coupon Treasury yield for the expected term in effect on the date of grant. The expected term of options represents the period of time that options granted are expected to be outstanding and is derived from actual historical exercise data with considerations to the contractual and vesting terms. The expected term of employee stock purchase plans is equal to the offering period. In addition, SFAS 123R requires the Company to estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision. Forfeitures were estimated to be approximately 2% for the three months ended March 31, 2006 based on historical experience over the expected term. If actual forfeiture rates are materially different from estimates or factors change and we employ different assumptions, stock-based compensation expense could be significantly different from what the Company has recorded in the current period. Management periodically reviews actual forfeiture experience and revises estimates, as considered necessary.

The weighted average estimated fair value of options granted during the three months ended March 31, 2006 has been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.6%; weighted-average expected term of stock options from grant date of 6.1 years; volatility factor of the expected market price of Monogram Biosciences’ common stock of 88%; and a dividend yield of zero. The weighted average grant date fair value of stock options granted to employees during the three months ended March 31, 2006 was $1.49. The total fair value of stock options vested during the three months ended March 31, 2006 was $3.1 million.

For the three months ended March 31, 2006, the fair value of employee stock purchases is based on an offering period starting December 1, 2005 which has been estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate from 4.3% to 4.4%; expected term from 0.5 year to 2.0 years; volatility factor from 40% to 52%; and a dividend yield of zero.

Stock-based compensation expenses related to stock options and employee stock purchases recognized under SFAS 123R were $1.8 million for the three months ended March 31, 2006 as follows:

Three Months Ended March 31, 2006
(In thousands)
Cost of product revenue	$177
Research and development	497
Sales and marketing	374
General and administrative	727

$1,775

As of March 31, 2006, the total remaining unrecognized compensation expense related to the non-vested stock options amounted to $7.4 million which will be amortized over the weighted average remaining requisite service period of 1.35 years. As of March 31, 2006, the total remaining unrecognized compensation expense related to the Stock Plan was $497,000 which will be amortized over the remaining two-year offering period starting December 1, 2005.

Pro Forma Information under SFAS 123 for Periods Prior to fiscal 2006

Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards under the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosure,” which amended Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation.” Under the intrinsic method, no stock-based compensation expense had been recognized in the condensed statements of operations because the exercise price of the stock options granted equaled the fair market value of the underlying stock on the date of grant. Pro forma net loss and pro forma net loss per share disclosed in the footnotes to the condensed financial statements were estimated using the Black-Scholes option-pricing model.

The fair value of options granted during the three months ended March 31, 2005 had been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.2%; weighted-average expected term of stock options from grant date of 6.1 years; volatility factor of the expected market price of Monogram Biosciences’ common stock of 88%; and a dividend yield of zero. The weighted average grant date fair value of stock options granted to employees during the three months ended March 31, 2005 was $1.72. The total fair value of stock options vested during the three months ended March 31, 2005 was $4.8 million.

For the three months ended March 31, 2005, the fair value of employee stock purchases was based on an offering period starting December 1, 2004 which had been estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate from 2.4% to 3.0%; expected term from 0.5 year to 2.0 years; volatility factor from 50% to 78%; and a dividend yield of zero.

The following table provides the Company’s pro forma information for the three months ended March 31, 2005 as if the fair value method had been applied to the stock-based compensation calculation (in thousands, except for per share data):

Three Months Ended March 31, 2005
Net loss:
As reported	$(7,360)
Adjustments:
Stock-based compensation adjustment included in reported net loss	(2,078)
Stock-based compensation expense for employee awards determined under SFAS 123	(1,268)

Pro forma net loss	(10,706)
Preferred stock dividend	(86)

Pro forma loss applicable to common stockholders	$(10,792)

Loss per common share:
As reported	$(0.06)

Pro forma	$(0.09)

The Company accounts for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued over their service periods, which approximates the vesting period. Stock-based compensation expenses for non-employees were $9,800 and $19,000 for the three months ended March 31, 2006 and 2005, respectively.

3. INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. If inventory costs exceed expected market value due to obsolescence or lack of demand, reserves are recorded for the difference between the cost and the market value. These reserves are based on estimates. Inventory consists of the following:

	March 31, 2006	December 31, 2005
	(In thousands)
Raw materials	$718	$698
Work in process	560	472

Total	$1,278	$1,170

4. LOSS PER COMMON SHARE

Basic loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented. Diluted loss per common share would give effect to the dilutive impact of potential common shares which consists of convertible preferred stock (using the as-if converted method), and stock options and warrants (using the treasury stock method). Potentially dilutive securities have been excluded from the diluted loss per common share computations in all periods presented as such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss. For the three months ended March 31, 2006 and 2005, these potentially dilutive securities are as follows:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Redeemable convertible preferred stock (as if converted basis)	—	2,243
Outstanding warrants	1,738	6,619
Outstanding options	16,314	18,670

	18,052	27,532

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

The Company recorded the initial liability under the CVRs as a long-term liability based on the fair value of the liability at the closing date and records adjustments to this liability based on changes in the fair value each quarter as non-operating income or expense in its statement of operations. As of the closing date of the merger, with respect to CVRs issued in respect of common stock outstanding and issuable in respect of assumed vested ACLARA stock options outstanding, the Company estimated fair value using a Black-Scholes based valuation of the underlying CVR securities of $0.66 per CVR, or $43.8 million in the aggregate. Subsequent to the closing of the merger, an active trading market has developed for the CVR securities and the liability was revalued at March 31, 2006 and December 31, 2005 based on the actual closing value of the CVRs on the OTC Bulletin Board of $0.63 per CVR, or in the aggregate $42.7 million. In addition, the Company records an additional liability each quarter for additional CVRs related to assumed ACLARA stock options as they vest during each quarter. In June 2005, the CVR liability was reclassified as a current liability since the potential payment is due on June 10, 2006. The Company recorded $73,000 and $91,000 for additional CVRs related to the stock options assumed that vested during the three months ended March 31, 2006 and 2005, respectively.

6. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases a building with 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides the Company with an option to extend the term for an additional ten years. In addition, the Company subleases approximately 27,000 square feet in South San Francisco, California. This sublease expires in December 2006 and provides the Company with an option to extend the term for one year.

As a result of the merger with ACLARA, the Company assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. This lease expires in July 2009. The Company relocated the employees and operations from that facility to the South San Francisco facilities in the second quarter of 2005 and is currently seeking a subtenant for this space. Included in the table below is approximately $4.5 million of lease obligation related to this facility. The Company also assumed a loan agreement for leasehold improvements at an interest rate of 8.5% per annum. The loan matures on July 1, 2009 and the amount outstanding at March 31, 2006 was $292,000 of which $79,000 is included in current liabilities and $213,000 is included in long-term liabilities.

In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.5 million in 2006; $1.5 million in 2007; $1.5 million in 2008; $1.6 million in 2009; $1.6 million in 2010 and $0.7 million in 2011.

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

At March 31, 2006, future minimum payments, excluding the lease assignment guarantee described above, are as follows:

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Operating lease obligations	$2,953	$4,933	$1,950	$—	$9,836
Equipment financing arrangements	142	194	—	—	336
Loan payable	263	202	34	—	499
Purchase obligation	259	—	—	—	259

Total	$3,617	$5,329	$1,984	$—	$10,930

In connection with the merger with ACLARA, the Company issued CVRs to ACLARA stockholders and will issue CVRs to holders of ACLARA stock options upon future exercise of those options. Each CVR represents the right to receive, on June 10, 2006, a potential cash payment, up to $0.88 per CVR. The maximum aggregate amount payable by us under the contingent value rights is currently estimated to be approximately $57.0 million, based on approximately 64.8 million CVRs outstanding as of March 31, 2006. If this total amount becomes due, the Company must pay the first $32.4 million in cash, and may, at the Company’s option, pay the remaining $24.6 million balance in cash, shares of the Company’s common stock or a combination of the two. In addition, the maximum amount payable under the CVRs will increase by $3.2 million if all assumed ACLARA stock options are exercised. As of March 31, 2006, 2.9 million shares of assumed ACLARA options were exercised. See “Contingent Value Rights” note 5 to the financial statements for further discussion.

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

ACLARA, with which the Company merged, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001 and is now captioned ACLARA BioSciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering, or IPO, as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s March 20, 2000 IPO through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market. The complaint also alleges that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers who went public between 1998 and 2000 have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including ACLARA defendants) was filed by the entire group of issuer defendants in these similar actions. On February 19, 2003, the Court in this action issued its decision on the defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to ACLARA but denied the motion to dismiss Section 11 claim as to ACLARA and virtually all of the other defendants. On June 26, 2003, the plaintiffs in the consolidated class action lawsuits announced a proposed settlement with ACLARA and the other issuer defendants. The proposed settlement, which was approved by ACLARA’s board of directors, provides that the insurers of all settling issuers will guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling issuers will make up the difference. Under the proposed settlement, the maximum amount that could be charged to ACLARA’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would be approximately $3.9 million. The Company believes that ACLARA had sufficient insurance coverage to cover the maximum amount that the Company may be responsible for under the proposed settlement. On August 31, 2005, the Court granted unconditional preliminary approval of the proposed settlement. The settlement fairness hearing was held on April 24, 2006 but a decision has not yet been made by the court, whether the settlement is fair, reasonable, and adequate for all class members, and whether to grant final approval of the settlement. While the Federal District Court has preliminarily approved the settlement it is possible that the Court may not give its final approval to the settlement in whole or part. If a final settlement is not reached or is not approved by the Court, the Company believes that it has meritorious defenses and intends to vigorously defend against the suit. As a result of this belief, no liability for this suit has been recorded in the accompanying financial statements. However, the Company could be forced to incur significant expenses in the litigation, and in the event there is an adverse outcome, its business could be harmed.

7. CAPITAL STOCK

Employee Stock Plans

In February 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan (the “Stock Plan”). The Stock Plan permits eligible employees to acquire shares of Monogram Biosciences’ common stock through payroll deductions of up to 15% of their eligible earnings. All full-time employees of Monogram Biosciences, except 5% stockholders, are eligible to participate in the Stock Plan. The purchase price of the shares is the lesser of 85% of the fair value of the shares at the offering date or purchase date, as defined by the Stock Plan. In December 2004, the Company’s shareholders approved the reservation of an additional 1.0 million shares to be reserved for issuance under the Stock Plan. Of the 2.0 million shares of common stock reserved for issuance under the Stock Plan, 1.5 million shares were issued as of March 31, 2006.

In December 2004, Monogram Biosciences’ stockholders approved the 2004 Equity Incentive Plan with 12.5 million shares reserved for future issuance. In addition, Monogram Biosciences has the 2000 Equity Incentive Plan, which had been previously adopted in 1996 and was amended and renamed in February 2000. In December 2004, the Company assumed the following ACLARA plans upon the merger with ACLARA: (i) the 1995 Stock Plan, (ii) the Amended and Restated 1997 Stock Plan, and (iii) a non-qualified option agreement. The Company will not make any future grants under the assumed ACLARA plans. Together these plans are referred to as the “Plans”. The Plans provide for the granting of options to purchase common stock and other stock awards to employees, officers, directors and consultants of Monogram Biosciences. Monogram Biosciences generally grants shares of common stock for issuance under the Plans at no less than the fair value of the stock on the grant date; however, management is permitted to grant non-statutory stock options at a price not lower than 85% of the fair value of common stock on the date of grant. Options granted under the Plans generally vest over four years at a rate of 25% one year from the grant date and ratably monthly thereafter. Options granted under the 2004 Equity Incentive Plan have a term of eight years and options granted under all other plans have a term of ten years.

A summary of activity under the Plans and the Company’s employment agreement with William D. Young is as follows:

	Outstanding Stock Options
	Shares Available	Number of Shares	Weighted Average Price Per Share
Balances at December 31, 2005	6,378,860	18,340,968	$2.42
Options granted	(454,800)	454,800	2.08
Options exercised	—	(2,228,888)	1.33
Options forfeited	252,944	(252,944)	3.81

Balances at March 31, 2006	6,177,004	16,313,936	$2.54

The following table summarizes information about the stock options outstanding under the Plans and the Company’s employment agreement with William D. Young at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.24 - $1.16	178,965	5.05	$0.84	161,781	$0.82
$1.20 - $1.27	1,639,039	6.95	1.25	1,280,040	1.25
$1.29 - $1.51	873,030	7.19	1.47	610,134	1.47
$1.53 - $2.40	7,724,832	7.05	2.23	2,540,924	2.21
$2.41 - $2.57	1,192,430	6.58	2.52	771,848	2.56
$2.58 - $3.10	2,626,258	5.78	2.84	1,759,864	2.81
$3.11 - $3.14	794,400	3.43	3.14	794,400	3.14
$3.15 - $5.40	591,957	4.71	3.81	579,527	3.82
$5.74 - $8.00	494,175	4.76	6.34	494,175	6.34
$8.56 - $22.13	198,850	4.58	11.98	198,850	11.98

	16,313,936			9,191,543

The weighted average remaining contractual term of the exercisable stock options at March 31, 2006 is 5.86 years. As of March 31, 2006, the aggregate intrinsic value of stock options was $1.5 million and the aggregate intrinsic value of exercisable stock options was $1.2 million.

The intrinsic value of options exercised for the three months ended March 31, 2006 and 2005 was $1.1 million and $0.4 million, respectively. The Company received $3.0 million and $0.5 million from the exercise of stock options for the three months ended March 31, 2006 and 2005, respectively. The Company issues new shares upon the exercise of stock options. There was no tax benefit realized upon exercise of stock options during the three months ended March 31, 2006.

Warrants

For the three months ended March 31, 2006, the Company issued 0.3 million shares of common stock upon net warrant exercises. As of March 31, 2006, the outstanding warrants are exercisable for approximately 1.7 million shares of common stock.

8. RESTRUCTURING

In connection with the merger with ACLARA, the Company has taken actions to integrate and restructure the former ACLARA operations. The Company relocated the ACLARA personnel and operations from the facility in Mountain View, California to the Company’s South San Francisco facilities in the second quarter of 2005. A restructuring accrual was established for the costs of vacating and subleasing the Mountain View facility including an estimate of the excess of the Company’s lease costs over the Company’s anticipated sublease income and for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. In addition, a restructuring accrual of $1.1 million was established for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. During the second quarter of 2005, the Company increased the restructuring accrual by $1.6 million due to a delay in vacating and subleasing the Mountain View facility. This change to the estimates of completing the currently approved restructuring plans, which were originally recorded in goodwill, has increased goodwill to $9.9 million, as of March 31, 2006. Future adjustments to these estimates will be recorded in the Company’s results of operations.

The following table sets forth an analysis of the components of the restructuring charges:

	Abandonment of Facilities	Severance	Total
	(In thousands)
Liabilities assumed in merger with ACLARA	$3,000	$1,054	$4,054
Amounts paid in cash	(1,312)	(1,054)	(2,366)
Change in estimate for restructuring costs related to Mountain View facility	1,645	—	1,645

Balance at December 31, 2005	3,333	—	3,333
Amounts paid in cash	(396)	—	(396)

Balance at March 31, 2006	$2,937	$—	$2,937

Current portion	$1,270	$—	$1,270

Non-current portion	$1,667	$—	$1,667

Other Severance Costs

On September 28, 2005, the Company entered into a separation and release agreement with its Chief Technical Officer, Oncology, and recorded a severance charge of $0.4 million in the statement of operations for the three months ended September 30, 2005 of which $0.2 million has been paid as of March 31, 2006.

9. SUBSEQUENT EVENTS

On May 5, 2006, the Company entered into a Collaboration Agreement with Pfizer, Inc. (“Pfizer”) regarding the global availability of the Company’s Co-Receptor Tropism Assay (the “Collaboration Agreement”). The Collaboration Agreement has an initial term that expires on December 31, 2009, and is renewable by Pfizer for five successive one-year terms.

Under the agreement, the Company and Pfizer will collaborate to make the Company’s Co-Receptor Tropism Assay available globally. The Company will be responsible for making the assay available in the U.S. and performing the assay in accordance with agreed upon performance standards. The Company also will be obligated to undertake certain efforts to plan for, establish and maintain an infrastructure to support the commercial availability of the assay outside the U.S. in countries designated by Pfizer, and it will be obligated to perform the assay with respect to patient blood samples originating outside of the U.S. in accordance with agreed upon performance standards. Pfizer will be responsible for sales, marketing and regulatory matters related to the assay outside of the U.S. Pfizer will reimburse the Company for costs incurred in establishing and maintaining the necessary logistics infrastructure to make the assay available outside of the U.S., and Pfizer will pay the Company for each assay that the Company performs with respect to patient blood samples originating outside of the U.S.

Subject to certain limitations, Pfizer will be entitled to establish its own facility to perform the assay in support of its human clinical trials, and to perform the assay in respect of patient blood samples following certain uncured material breaches of the Collaboration Agreement (including the performance standards) by the Company. For such purposes, the Company has granted Pfizer a license to use certain intellectual property rights and proprietary materials related to the Company’s Co-Receptor Tropism Assay. The Company is obligated to assist Pfizer in establishing and operating such facility, for which Pfizer will reimburse it for costs the Company incurs in providing such assistance. To secure its obligations under the license described above, the Company has granted Pfizer a security interest in certain of its intellectual property rights and proprietary materials related to the Company’s Co-Receptor Tropism Assay. Pfizer and the Company have also extended the Co-Receptor portion of their existing services agreement for support of potential additional Pfizer clinical trials through December 31, 2009.

In addition, on May 5, 2006 the Company entered into a Note Purchase Agreement with Pfizer, pursuant to which it will, subject to satisfaction of certain closing conditions, sell to Pfizer a 3% Senior Secured Convertible Note in the principal amount of $25,000,000 (the “Note”). The closing of the sale and issuance of the Note is expected to occur on May 19, 2006. The Note will mature four years from its date of issuance. The Company will pay interest quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on June 30, 2006. Subject to certain limitations, the Company will be entitled to make such interest payments using shares of its common stock.

The Note is convertible into shares of the Company’s common stock at the election of its holder at a conversion price per share that equals 120% of the average of the closing prices of the Company’s common stock for the five trading day period ending on the business day immediately preceding the date of issuance of the Note. Following the effectiveness of the registration statement covering the estimated number of common shares underlying the Note, the Note will automatically convert into shares of the Company’s common stock should the closing price of the Company’s common stock be greater than 150% of the conversion price for twenty out of the thirty consecutive trading days. The conversion price will adjust automatically upon certain changes to the Company’s capitalization. The Company will be required, under the terms of the Note, to repurchase the outstanding amount of the Note at the election of the holder upon certain change of control events described in the Note, or if its common stock is no longer listed or quoted on the Nasdaq National Market or an established automated over-the-counter trading market (including, if applicable, the OTC Bulletin Board). The Note will be secured by a first priority security interest in favor of Pfizer in certain of the Company’s assets related to its HIV testing business.

Under the terms of the Note, the Company is prohibited from incurring certain types of indebtedness and certain liens on its assets. It is also subject to certain other covenants as set forth in the Note, including limitations on its ability to enter into new lines of business after issuance of the Note. An event of default under the note will occur if the Company: is delinquent in making payments of principal or interest; fails, following notice, to cure a breach of a covenant under the Note, the related security agreement or the Note Purchase Agreement; a representation or warranty under the Note, the related security agreement or the Note Purchase Agreement is materially inaccurate; an acceleration event occurs under certain types of its other secured indebtedness outstanding from time to time; or certain bankruptcy proceedings are commenced or orders granted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections Such forward-looking statements involve risks and uncertainties, and our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed elsewhere in Part II, Item 1A entitled “Risk Factors” and throughout this report.

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

Over the last several years, we have built a business based on the personalized medicine approach in HIV drug resistance testing. With our merger with ACLARA BioSciences, Inc., or ACLARA, in December 2004, we intend to leverage the experience and infrastructure we have built in the HIV market to the substantially larger market opportunity of cancer testing products utilizing the proprietary eTag technology. We were incorporated in the state of Delaware in November 1995 and commenced commercial operations in 1999. Our revenues have grown in each year since the commencement of commercial operations as our tests for HIV drug resistance have been adopted more broadly. We have two sources of revenue related to HIV- from testing of patient samples and from testing services provided to pharmaceutical companies in their clinical trials. Our Co-Receptor Tropism Assay is being used for selection and monitoring of patients in phase III clinical trials of a new class of entry inhibitor drugs for HIV, called CCR5 Entry Inhibitors. One of these trials was initiated by a pharmaceutical company customer in late 2004 and has been a significant source of revenue in 2005. This trial is ongoing. An additional phase III trial was initiated by a second pharmaceutical company customer in July 2005, although in October 2005 this trial was terminated due to observed liver toxicity in patients in the phase III trial and a related phase II trial. Testing for a third phase III trial sponsored by a third pharmaceutical company customer was anticipated in the fourth quarter of 2005, although in this case a related phase II trial has recently been terminated by the same customer due to a return of detectable virus in some patients late in therapy compared to the control regimen, and the timing for additional phase II studies or a phase III trial is not known. We are currently generating oncology-related revenues from pharmaceutical companies that are evaluating our eTag technology. We are working with several of these pharmaceutical and biotechnology companies to develop more substantial collaborations and expect to make our first oncology test available to patients after we have completed transfer of the eTag assays from the research setting into our Clinical Laboratory Improvement Amendments Act of 1988 (“CLIA”) certified laboratory and until sufficient clinical data has been generated.

We have incurred losses each year since inception. As of March 31, 2006, we had an accumulated deficit of approximately $228.6 million. We expect to incur additional operating losses at least through 2006 as we complete the development of the eTag technology, transfer the assays into the clinical laboratory, conduct clinical studies and develop the commercial infrastructure to support a commercial launch of our first oncology test.

AGREEMENTS WITH PFIZER, INC.

In May 2006, we entered into a non-exclusive collaboration agreement (the “Collaboration Agreement”) with Pfizer Inc. (“Pfizer”) to facilitate the global availability for patient use of our proprietary Co-Receptor Tropism Assay (“Tropism Assay”). Our Tropism Assay is used to identify which co-receptor a patient’s HIV uses for entry to cells and is currently in use in connection with phase III clinical trials of Pfizer’s investigational CCR5-inhibitor drug. Under the Collaboration

Agreement, we will have responsibility for making our Tropism Assay available in the U.S. and Pfizer will have responsibility for sales, marketing and regulatory matters outside of the U.S. and will reimburse us for our expenses in establishing and maintaining the logistics infrastructure that may be necessary to make the assay available in those countries as required by Pfizer. The Collaboration Agreement covers the period through December 31, 2009 and is renewable by Pfizer for five separate additional one year terms. We and Pfizer also extended our existing Co-Receptor Tropism Assay services agreement for support of potential additional Pfizer clinical trials through December 31, 2009.

We also entered into a note purchase agreement with Pfizer under which Pfizer agreed to purchase a Senior Secured Convertible Note in the principal amount of $25 million. The Note bears a 3% annual interest rate, payable quarterly in cash or share of our common stock, at our option and matures in May 2010 unless converted earlier. The Note is convertible at Pfizer’s option into shares of our common stock at a conversion price that equals 120% of the average price for the five trading days prior to the closing, which is expected to occur on May 19, 2006. Following the effectiveness of the registration statement covering the estimated number of common shares underlying the Note, the Note will automatically convert into shares of our common stock should the closing price of our common stock be greater than 150% of the conversion price for twenty out of thirty consecutive trading days. In addition, the Note is secured by all assets related to our HIV testing business, is subject to certain covenants on our part and will be senior in right of payment to all existing and future indebtedness, subject to certain limited exceptions.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Reference is made to “Summary of Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2005. As of the date of the filing of this Quarterly Report, we have not identified any significant changes to the critical accounting policies discussed in our Annual Report for the year ended December 31, 2005, except for our accounting for stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards No. 123, revised 2004, “Share-Based Payment” (“SFAS 123R”).

Effective January 1, 2006, we adopted SFAS 123R under provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified prospective approach and therefore have not restated results for prior periods. Under this approach, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award. Pursuant to the provisions of SFAS 123R, we record stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, we recognize stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. We have no awards with market or performance conditions.

On November 10, 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provide in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. There was no tax benefit realized upon exercise of stock options during the three months ended March 31, 2006.

Prior to the adoption of SFAS 123R, we accounted for stock-based awards under the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosure,” which amended Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation.” Under the intrinsic method, no stock-based compensation expense had been recognized in the condensed statements of operations because the exercise price of the stock options granted equaled the fair market value of the underlying stock on the date of grant. Pro forma net loss and pro forma net loss per share disclosed in the footnotes to the consolidated condensed financial statements were estimated using the Black-Scholes option-pricing model.

In accordance with SFAS 123R and SAB 107, we used the Black-Scholes option-pricing valuation model to estimate the grant date fair value of our stock-based awards. The determination of fair value for stock-based awards on the date of grant using an option-pricing model requires management to make certain assumptions regarding: (i) the expected volatility in the market price of our common stock over the expected term of the awards; (ii) dividend yield; (iii) risk-free interest rates; and (iv) actual and projected employee exercise behaviors (referred to as the expected term). The expected volatility is based on the historical volatilities from our stock for the expected term in effect on the date of grant with considerations to available industry data. The risk-free interest rate is based on the U.S. Zero Coupon Treasury yield for the expected term in effect on the date of grant. The expected term of options represents the period of time that options granted are expected to be outstanding and is derived from actual historical exercise data with considerations to the contractual and vesting terms. The expected term of employee stock purchase plans is equal to the offering period. In addition, SFAS 123R requires us to estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision. If actual forfeiture rates are materially different from our estimates or factors change and we employ different assumptions, stock-based compensation expense could be significantly different from what we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as considered necessary.

Stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123R for the three months ended March 31, 2006 was $1.8 million. There was no stock-based compensation expense recognized for the three months ended March 31, 2005 related to employee stock options and employee stock purchases. As of March 31, 2006, the total remaining unrecognized compensation expense related to the non-vested stock options amounted to $7.4 million which will be amortized over the weighted average remaining requisite service period of 1.35 years.

The table below sets out stock-based compensation expenses related to employee stock options and employee stock purchases recognized under SFAS 123R for the three months ended March 31, 2006 and stock based compensation related to variable accounting for the assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options for the three months ended March 31, 2005.

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Cost of product revenue	$177	$—
Research and development	543	(647)
Sales and marketing	407	(211)
General and administrative	747	(1,148)

	$1,874	$(2,006)

These items are expected to continue to have an effect on results of operations in future quarters and this impact may be material.

In addition, we accounted for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Stock based compensation expenses for non-employees were $9,800 and $19,000 for the three months ended March 31, 2006 and 2005, respectively.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Product revenue	$12,246	$8,853
Contract revenue	1,003	1,141

Total revenue	$13,249	$9,994

Revenue. Revenue was $13.2 million and $10.0 million for the three months ended March 31, 2006 and 2005, respectively. The increase of $3.2 million was primarily due to the use of our testing services, including our HIV Co-Receptor Tropism Assay, in phase III clinical trials of a new class of HIV drugs called CCR5 Entry Inhibitors. One of these trials was initiated by a pharmaceutical company customer in late 2004 and has been a significant source of revenue in 2005 and 2006. This trial is ongoing. We believe that the use of our tests in clinical trials for CCR5 Entry Inhibitor drugs may continue to be a significant factor in our revenues in 2006, but cannot predict the success, failure or possible future termination of such trials. Failure of the CCR5 class of drugs as a whole, or discontinuation or postponement of any one or more CCR5 related clinical trials could have a negative impact on our revenues.

Contract revenue consists of revenues from eTag and oncology collaborations with pharmaceutical and biotechnology companies, as well as NIH research grants and other non-product revenue. We are currently generating oncology-related revenues from pharmaceutical and biotechnology companies that are evaluating our eTag technology. We are working with several of these pharmaceutical and biotechnology companies to develop more substantial collaborations and expect to make our first oncology test available to patients upon completion of transferring the eTag assays from the research setting into our CLIA certified laboratory and after sufficient clinical data is generated. We have an active program of applying for NIH funding and currently have a number of active grants that we believe will help support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics.

We anticipate quarterly variations in revenue due primarily to fluctuations in the timing of various planned and ongoing clinical studies conducted by pharmaceutical companies.

We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 18% and 25% of our revenue for the three months ended March 31, 2006 and 2005, respectively. Pfizer represented approximately 33% and 11% of our total revenue for the three months ended March 31, 2006 and 2005, respectively. Quest Diagnostics Incorporated represented approximately 8% and 13% of our total revenue for the three months ended March 31, 2006 and 2005, respectively.

Cost of product revenue. Cost of product revenue was $5.7 million and $4.3 million for the three months ended March 31, 2006 and 2005, respectively. Gross margins increased to 54% in the first quarter of 2006 from 51% in the corresponding quarter in 2005. The increase was primarily due to the benefit of higher volumes provided by the growth in pharmaceutical testing revenue and the increased percentage of total revenue represented by pharmaceutical testing revenue offset by $0.2 million stock-based compensation expenses recognized in accordance with SFAS 123R. We anticipate that gross margin on product revenue will continue to be affected by these factors, and, in time, by the introduction of oncology products, which we expect will have a higher gross margin than our HIV products.

Research and development. Research and development costs were $4.6 million and $4.0 million for the three months ended March 31, 2006 and 2005, respectively. The increase of $0.6 million was primarily due to a change of $1.2 million in stock-based compensation expense, offset by lower facilities expense as a result of vacating the office and laboratory space in Mountain View, California, in the second quarter of 2005 and lower materials and supplies relating to oncology. For the three months ended March 31, 2006, we recorded $0.5 million of stock-based compensation expenses related to the recognition of option and employee stock purchase plan expenses in accordance with SFAS 123R. For the three months ended March 31, 2005, we recorded a favorable adjustment of $0.7 million to stock based compensation related to variable accounting for the assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period.

With the completion of our merger with ACLARA, we have expanded our business focus from infectious diseases to include both infectious diseases and oncology, and with the integration of the former ACLARA operations into our operations, our research and development expenditures have increased. In addition, we expect to incur additional expenses in preparation for a planned introduction of commercial products. In 2006, we continued to incur expenses to transfer the eTag assays from the research setting to our CLIA certified clinical laboratory and to generate clinical data in support of a commercial launch of eTag assays. The successful development of our products is highly uncertain. Completion dates and research and development expenses can vary significantly for each product and are difficult to predict. For a more complete discussion of the risks and uncertainties associated with completing the development of products, see the “Risk Factors” in Part II, Section 1A below.

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

	Three Months Ended March 31,
	2006	2005
	(In thousands)
NIH Grants:
HIV assays	$330	$541
HIV database	94	52
HCV assay	33	83
Commercial assay development and other projects	546	465

Total	$1,003	$1,141

Below is a summary of our products in development for HIV and other infectious diseases.

Infectious disease products in development	Status
Replication Capacity HIV, a measurement of fitness	In development(1)
GeneSeq HIV Entry, entry inhibitor assays	In development(2)
PhenoSense and GeneSeq HIV Integrase, integrase inhibitor assays	In development(3)
PhenoSense HIV Antibody Neutralization, a vaccine development and evaluation assay	In development(4)
PhenoSense and GeneSeq HIV Assembly/Maturation, virus assembly or maturation inhibitor assays.	In development(5)
PhenoSense HCV, a phenotypic hepatitis C inhibitor assay	In development(6)
GeneSeq HCV, a genotypic hepatitis C inhibitor assay	In development(6)

(1)	The Replication Capacity HIV assay is validated in our clinical laboratory and the data is currently referred on our PhenoSense HIV and PhenoSense GT tests to both pharmaceutical company customers and for patient testing. Clinical development work continues.
(2)	The GeneSeq HIV Entry Assay is in development. With NIH funding, additional development work is being conducted on this assay.
(3)	The PhenoSense and GeneSeq HIV Integrase assays are validated for research purpose and available to pharmaceutical company customers. Development is ongoing.
(4)	The PhenoSense HIV Antibody Neutralization assay is validated for research purposes and available to pharmaceutical company customers. With NIH funding, additional development work related to the use of our assays in vaccine development is being conducted.
(5)	The PhenoSense and GeneSeq HIV Assembly/Maturation inhibitor assays are in development. With NIH funding, additional development work is being conducted on these assays.
(6)	The GeneSeq HCV (NS5B) assay has been validated for research use and is available to pharmaceutical company customers. The GeneSeq HCV (NS3) and PhenoSense HCV assays are in development pending the evolution of clinical or drug development need for such testing.

Following our merger with ACLARA, some of our research and development expenditures are now directed at continuing the research and development of the eTag System. Our eTag technology has potential application as a research tool in drug discovery and development in gene expression profiling and protein expression analysis. We do not expect to incur significant expenditures in the future and are no longer making these services and products generally available to customers. In addition, our eTag technology has the potential, through detection of unique protein-based biomarkers, to differentiate likely responders from non-responders to certain targeted therapies in certain patient groups. Assays based on this technology have the potential to be used as aides for patient selection in pharmaceutical companies’ clinical trials of therapeutic products targeted on specific patient populations and as diagnostic services and/or kits to guide physicians in the selection of appropriate therapies for particular patients. Products in development are as follows:

Oncology products in development	Status
Clinical assays for use in clinical trials by pharmaceutical and biotechnology customers	In development	(1)
Clinical assays for diagnostic use in patient testing	In development	(2)

(1)	Completion of clinical assays for use in clinical trials by pharmaceutical and biotechnology customers is dependent on additional research and development and clinical studies in collaboration with pharmaceutical and biotechnology companies. Such research and development and clinical studies are expected to be time-consuming, and could exceed one year.

(2)	Completion of clinical assays for diagnostic use in patient testing is dependent on the successful completion of additional research and development and clinical studies both in collaboration agreements with pharmaceutical and biotechnology companies, and in multiple and broader clinical studies that provide data that will enable physicians to utilize the tests. Completion of patient testing assays will also require the development and validation of an assay in a CLIA clinical laboratory-certified format. Successful completion of such research and development and clinical studies is expected to be time-consuming, and could exceed one year.

As with our infectious disease programs, many of our oncology research and development programs support multiple product areas. In particular, there is substantial overlap between our research and development activities in support of protein expression assays and protein-based clinical assays for clinical collaborations and patient testing. Because of this overlap we do not identify and track costs incurred on a project by project basis. The completion of our research and development projects is subject to a number of risks and uncertainties, including unplanned delays or expenditures during our product development, the extent of clinical testing required for regulatory approvals, the timing and results of clinical trials, failure to validate our technology and products in clinical trials and failure to receive any necessary regulatory approvals. Because of these uncertainties, the nature, timing and estimated costs of the efforts necessary to complete our research and development projects cannot be determined or estimated with any degree of certainty. Any delays or additional research and development efforts may also require us to obtain additional sources of funding to complete development of our products. Our failure to complete development of our products would have a material adverse impact on our ability to increase revenue and on our financial position and liquidity.

Sales and marketing. Sales and marketing expenses were $3.4 million and $2.5 million for the three months ended March 31, 2006 and 2005, respectively. The increase of $0.9 million was primarily due to a change of $0.6 million in stock-based compensation expense and expansion of our commercial organization. For the three months ended March 31, 2006, we recorded $0.4 million stock-based compensation expenses primarily related to the recognition of option and employee stock purchase plan expenses in accordance with SFAS 123R. For the three months ended March 31, 2005, we recorded a favorable adjustment of $0.2 million to stock based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period. We expect sales and marketing expenses in 2006 to increase from 2005 levels due to increase in sales and marketing activities related to our HIV products, hiring personnel and expansion of programs in preparation for the introduction of oncology products.

General and administrative. General and administrative expenses were $3.6 million and $1.7 million for the three months ended March 31, 2006 and 2005, respectively. The increase of $1.9 million was primarily due to a change of $1.9 million in stock-based compensation expense. For the three months ended March 31, 2006, we recorded $0.7 million stock-based compensation expenses primarily related to the recognition of option and employee stock purchase plan expenses in accordance with SFAS 123R. For the three months ended March 31, 2005, we recorded a $1.1 million favorable adjustment related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the first quarter of 2005.

Interest and other income, net. Interest and other income, net was $0.6 million and $0.5 million for the three months ended March 31, 2006 and 2005, respectively. The increase was primarily due to higher yields are being earned as a result of increased interest rates.

Contingent value rights revaluation. Our liability under the CVRs was recorded at the closing of our merger with ACLARA at fair value, estimated using a calculation based on a Black-Scholes valuation of the underlying CVR securities of $0.66 per CVR. Because subsequent to the closing of the merger, an active trading market had been established, this liability was revalued based on the actual closing price of the CVRs on the OTC Bulletin Board, or $0.63 and $0.31 per CVR, at March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 and 2005, this revaluation led to $14,000 favorable adjustment and $5.3 million unfavorable adjustment, respectively, to the liability and is reflected as non-operating expense in the statement of operations. Further revaluations will be performed each quarter while the CVRs remain outstanding. These revaluations will be based on the then market value of the CVRs on the OTC Bulletin Board which renders the potential revaluation amounts highly unpredictable.

Preferred stock dividend. We recorded preferred stock dividends of $86,000 for the three months ended March 31, 2005. The Series A Preferred Stock issued in 2001 bore dividends payable twice a year in shares of common stock. In June 2005, all outstanding shares of Series A Preferred Stock were converted to common stock.

LIQUIDITY AND CAPITAL RESOURCES

We expect our available cash and cash equivalents and short-term investments of $67.4 million at March 31, 2006, funds provided by the sale of our products, contract revenue, borrowing under equipment financing arrangements and anticipated proceeds from Pfizer’s $25 million investment will be adequate to fund our operations at least for the next twelve months. See “Subsequent Events” note 9 to the financial statements for further discussion.

We have funded our operations since inception primarily through public and private sales of common and preferred stock, equipment financing arrangements, product revenue and contract revenue. In particular, we have completed three private financings since our initial public offering in May 2000. In addition, during 2004 as the result of the merger with ACLARA, we acquired $74.8 million in cash and short term investments. In May 2006, we entered into an agreement with Pfizer for the purchase by Pfizer of a 3% Senior Secured Convertible Note in the amount of $25 million. Although we expect our operating and capital resources will be sufficient to meet future requirements at least for the next twelve months, we may have to raise additional funds to continue the development and commercialization of our eTag technology and to support our business operations in general. These funds may not be available on favorable terms, or at all. If adequate funds are not available on commercially reasonable terms, we may be required to curtail operations significantly or sell significant assets and may not be able to continue as a going concern. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.

In connection with the merger with ACLARA, we issued CVRs to ACLARA stockholders and will issue CVRs to holders of ACLARA stock options upon future exercise of those options. Each CVR represents the right to receive, on June 10, 2006, a potential cash payment, up to $0.88 per CVR. The maximum aggregate amount payable by us under the contingent value rights is currently estimated to be approximately $57.0 million, based on approximately 64.8 million CVRs outstanding as of March 31, 2006. If this total amount becomes due, we must pay the first $32.4 million in cash, and may, at our option, pay the remaining $24.6 million balance in cash, shares of our common stock or a combination of the two. In addition, the maximum amount payable under the CVRs will increase by $3.2 million if all assumed ACLARA stock options are exercised and additional CVRs are issued to the option holders. As of March 31, 2006, 2.9 million shares of assumed ACLARA options were exercised. See “Contingent Value Rights” note 5 to the financial statements for further discussion.

Net cash provided by operating activities for the three months ended March 31, 2006 was $0.3 million. Net cash used in operating activities for the three months ended March 31, 2005 was $2.5 million. Cash flows from operating activities can vary significantly due to various factors including changes in accounts receivable, accrued liabilities and deferred revenue related to new arrangements with customers. The average collection period of our accounts receivable as measured in days sales outstanding can vary and is dependent on various factors, including the type of revenue (i.e. patient testing, pharmaceutical company testing or contract revenue), the payment terms related to that revenue, and whether the related revenue was recorded at the beginning or end of a period. Cash provided by operations in the three months ended March 31, 2006 reflected increased collections on accounts receivable.

Net cash used in investing activities of $4.6 million for the three months ended March 31, 2006, resulted primarily from net purchases of short-term investments of $4.0 million and capital expenditures of $0.6 million. Net cash provided by investing activities of $0.1 million for the three months ended March 31, 2005 resulted primarily from proceeds from maturities and sales of short-term investments offset by payment of transaction costs related to our merger with ACLARA of $4.7 million and capital expenditures of $0.9 million.

Net cash provided by financing activities of $2.7 million for the three months ended March 31, 2006 resulted primarily from $3.0 million in proceeds from the exercise of stock options for approximately 2.2 million shares of common stock, offset by payments on loans and capital lease obligations. Net cash provided by financing activities of $4.5 million for the three months ended March 31, 2005 resulted primarily from $4.2 million in proceeds from the exercise of warrants for approximately 3.8 million shares of common stock, offset by payments on loans and capital lease obligations.

At March 31, 2006, we leased a building with 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides us with an option to extend the term for an additional ten years. In addition, at March 31, 2006, we subleased approximately 27,000 square feet in South San Francisco, California. This sublease expires in December 2006 and provides us with an option to extend the term for one year.

As a result of the merger with ACLARA, we assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. This lease expires in July 2009. We relocated the employees and operations from that facility to the South San Francisco facilities in the second quarter of 2005 and are currently seeking a subtenant for this space. Included in the table below is approximately $4.5 million of lease obligation related to this facility. We also assumed a loan agreement for leasehold improvements at an interest rate of 8.5% per annum. The loan matures on July 1, 2009 and the amount outstanding at March 31, 2006 was $292,000 of which $79,000 is included in current liabilities and $213,000 is included in long-term liabilities.

In June 2002, we assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In the event of default by the assignee, we would be contractually obligated for payments under the lease of: $0.5 million in 2006; $1.5 million in 2007; $1.5 million in 2008; $1.6 million in 2009; $1.6 million in 2010 and $0.7 million in 2011.

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

At March 31, 2006, future minimum payments, excluding the lease assignment guarantee described above, are as follows:

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Operating lease obligations	$2,953	$4,933	$1,950	$—	$9,836
Equipment financing arrangements	142	194	—	—	336
Loan payable	263	202	34	—	499
Purchase obligation	259	—	—	—	259

Total	$3,617	$5,329	$1,984	$—	$10,930

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

In infectious disease, our PhenoSense and other testing products have established a leading position in the market for HIV drug resistance testing in the United States. These tests, including our Tropism Assay, are currently in use in clinical trials of a new class of HIV drug, called CCR5 inhibitors. If these trials are successful and if our tests are determined to play an important role in the use of the drugs once approved, the need for our testing could increase in the United States and internationally. Our tests are not currently available outside of the United States and we do not have any experience in delivery of testing services or products outside of the United States. Under the Collaboration Agreement with Pfizer, Pfizer has agreed to reimburse us for our costs in establishing and maintaining any logistics infrastructure that may be required to make the Tropism Assay available in those countries required by Pfizer.

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

During the three months ended March 31, 2006, we made capital expenditures of approximately $0.6 million. While we do not currently have any additional material commitments for future capital expenditures and believe that our existing facilities are currently adequate for our business level, we expect that we will have additional requirements for facilities and capital expenditures as we expand our clinical laboratory to accommodate commercial availability of eTag assays for oncology, expand our commercial infrastructure in anticipation of the introduction of oncology products, potentially establish an FDA compliant manufacturing facility and make our HIV and oncology assays available globally in support of drugs for which our tests may be important diagnostics.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principle if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investments as of March 31, 2006 would have potentially declined by approximately $0.3 million.

We do not enter into financial investments for speculation or trading purposes and are not a party to financial or commodity derivatives.

We have operated primarily in the United States and all sales to date have been made in U.S. Dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Monogram Biosciences have been detected.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONOGRAM BIOSCIENCES, INC.

PART II

Item 1. Legal Proceedings

ACLARA, with which we merged, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. See Note 6, “Commitments and Contingencies,” to the financial statements included with this Quarterly Report on Form 10-Q for further discussion and a description of material developments in this legal proceeding.

Item 1A. Risk Factors

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below contain forward-looking statements, and our actual results may differ materially from those discussed here. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock and/or contingent value rights.

We have marked with an asterisk (*) those risk factors below that reflect changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

We have not achieved profitability and we anticipate continuing losses, which may cause our stock price to fall.

We have experienced significant losses each year since inception, and we expect to continue to incur additional losses as we complete the development of the eTag technology and commercialize products for oncology. We have experienced losses applicable to common stockholders of $3.4 million for the three months ended March 31, 2006. As of March 31, 2006, we had an accumulated deficit of approximately $228.6 million, including a charge in 2004 of $100.6 million for in-process research and development related to our merger with ACLARA. Though we recorded a net profit in the second quarter of 2005, due to the favorable adjustment to the Contingent Value Rights (“CVR”) liability, we have not achieved profitability on an annualized basis. We expect to continue to incur losses, primarily as a result of expenses related to:

•	research and product development costs, including the continued development and validation of the eTag technology and products based on that technology;

•	clinical studies to validate the effectiveness of eTag assays as tests for responsiveness of cancer patients to particular cancer therapies;

•	sales and marketing activities related to existing and planned products, including the development of a sales organization focused on the oncology market;

•	additional clinical laboratory and research space and other necessary facilities;

•	general and administrative costs to support growth of the business;

•	potential charges related to marking to market the liability for the CVRs;

•	charges for stock-based compensation resulting from the implementation of SFAS 123R in the first quarter of 2006; and

•	charges for vacating and subleasing the former ACLARA facility in Mountain View, California that are in excess of the restructuring liability at March 31, 2006.

If our losses continue, our liquidity may be impaired, our stock price may fall and our stockholders may lose part or all of their investment.

Our potential payments to holders of CVRs, which may be greater than currently estimated, would decrease our liquidity, could cause dilution to our stockholders and may cause the market price of our common stock to fall.*

Under the terms of the CVRs, we are obligated to make a payment to the holders of CVRs on June 10, 2006 if the volume weighted mean of the sales prices of our common stock for the 15 trading days prior to June 10, 2006 is less than $2.90 (unless the CVRs have been automatically extinguished earlier, in accordance with their terms). The maximum aggregate amount payable by us under the CVRs is currently estimated to be approximately $57.0 million, based on approximately 64.8 million CVRs outstanding as of March 31, 2006. If the total amount becomes due, we must pay the first $32.4 million in cash, and may, at our option but subject to certain limitations, pay the remaining $24.6 million balance in cash, shares of our common stock or a combination of the two. In addition, the maximum amount payable under the CVRs will increase by $3.2 million if all assumed ACLARA stock options are exercised. We can make no assurances as to the timing or extent of any option exercise activity. If the conditions requiring us to make payments to the holders of CVRs are satisfied and all assumed ACLARA options are exercised, we would be required to pay up to approximately $60.2 million, which would result in a decrease in liquidity, which may adversely impact our ongoing business.

If we are required to make a payment under the CVRs, our liquidity would be significantly and adversely affected. If we elected to make a portion of any CVR payment in shares of our common stock, existing stockholders could suffer significant dilution of their Monogram Biosciences holdings. In addition, a large volume of the shares issued as a portion of the CVR payment could be sold in a short period of time, which would cause the price of our common stock to decline. Even if we are not required to make the maximum payment, we may be required to make a substantial payment in cash and such payment would have a significant adverse effect on our liquidity.

New entry inhibitor drugs for treatment of HIV may not be successful in clinical trials, trials may be terminated and if successful, the drugs may not require our testing services when approved. If the drugs are approved by FDA and require our testing services, we may not be able to adequately meet the demand for these services in all markets.*

Our testing services, including our HIV Co-Receptor Tropism Assay, have been used by certain pharmaceutical company customers in phase III clinical trials of the new class of CCR5 Entry Inhibitor drugs. One of these trials was initiated by a pharmaceutical company customer in late 2004 and was a significant source of revenue in 2005. This trial is ongoing. An additional phase III trial was initiated by a second pharmaceutical company customer in July 2005, although in October 2005 this trial was terminated as a result of observed liver toxicity in the Phase III trial and related Phase II trial. Testing for a third phase III trial sponsored by a third pharmaceutical company customer was anticipated in the fourth quarter of 2005, although in this case a related phase II trial was terminated in October 2005 by the same customer due to a return of detectable virus in some patients late in therapy compared to the control regimen, and the timing for the phase III trial is not known. The use of our testing services in these programs generated additional pharmaceutical testing revenues in 2005 and is expected to do so in 2006. Pfizer, the customer whose phase III trial was initiated in late 2004 and is ongoing, accounted for 19% of our total revenue for the year ended December 31, 2005 including revenue related to the phase III trial. As additional patients are screened and enrolled in these trials, this could continue to be an important source of pharmaceutical testing revenues and if the drugs get approved this could also be a source of future patient testing revenues. However, the progress of such clinical trials and the likelihood of trials being successful and the drugs receiving FDA approval are subject to significant uncertainty and are determined by factors outside of our control. Difficulties encountered by our pharmaceutical company customers related to patient enrolment, drug performance, regulatory considerations and other factors could cause the trials to be delayed or terminated, as has already happened as described above. If additional such events occurred, our pharmaceutical testing revenues would be adversely affected and could decline. If safety or efficacy concerns arise related to the entire class of CCR5 Entry Inhibitor drugs, all clinical trials related to this class of drugs could be terminated, which would abruptly and negatively impact our revenues. There is also no guarantee that our testing services will be required or used by physicians if the drugs are approved by the FDA. If such use does not develop after approval then these drugs will not generate significant future patient testing revenues. If the drugs are approved and our testing services are required for these drugs, we may not be able to deliver our testing services on a global basis in support of the drugs, which could damage our market position, adversely affect our business, and cause our revenues to decline.

We derive a significant portion of our revenues from a small number of customers and our revenues may decline significantly if any major customer cancels, reduces or delays a purchase of our products.

Our revenues to date consist, and are anticipated to consist in 2006, largely of sales of HIV testing products. We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. For the three months ended March 31, 2006 and 2005, approximately 18% and 25%, respectively, of our revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. Additionally, Pfizer Incorporated represented approximately 33% and 11% and Quest Diagnostics Incorporated represented approximately 8% and 13% of our total revenue for the three months ended March 31, 2006 and 2005, respectively. Gross accounts receivable balances from Medicare and Medicaid represented 29% and 33% of gross accounts receivable balance at March 31, 2006 and December 31, 2005, respectively. It is likely that we will have significant customer concentration in the future. Following our entry into a Collaboration Agreement with Pfizer in May 2006, and the amendment of our services agreement with Pfizer, we expect Pfizer’s significance as a customer will grow. Although certain of our agreements with pharmaceutical company customers have provisions for minimum purchases, these provisions are generally subject to annual renewal or cancellation provisions. The loss of any major customer, a slowdown in the pace of increasing physician and physician group sales as a percentage of sales, cancellation or non-renewal of agreements with pharmaceutical company customers, the delay of significant orders from any significant customer, even if only temporary, or delays or terminations of clinical trials by pharmaceutical company customers, could have a significant negative impact on our revenues and our ability to fund operations from revenues, generate cash from operations or achieve profitability.

We may be unable to perform under our collaboration agreement with Pfizer, which could adversely affect our business.*

Our collaboration agreement with Pfizer requires us to make our co-receptor tropism assay available in the United States and to perform the assay for Pfizer in accordance with agreed upon performance standards. We are also obligated to undertake certain efforts to plan for, establish and maintain an infrastructure to support the availability of the assay in countries outside the United States designated by Pfizer.

We have never been subject to breach remedies in the case of failure to meet performance standards like those in the Pfizer collaboration agreement, and we may be unable to meet them. The performance standards include standards regarding shipment times, assay turnaround times, percent of unscreenable samples and assay sensitivity. In addition, patient blood samples originating outside the United States will be included in the overall performance standards. We anticipate that under the collaboration agreement we will receive patient samples from countries and laboratories that we have not previously dealt with although individual sites and countries must meet minimum volume and performance standards before they are included in the overall performance standard calculations. Samples from these sources may not be consistently collected or maintained in accordance with our requirements, which could make a sample unscreenable or lead to unacceptable variability in the assay results. While we and Pfizer have agreed to exclude third party sample collection problems from the measurement of our performance under the collaboration agreement, it may be difficult or impossible to do so in all cases. In performing under the collaboration agreement, we will need to contract with third party laboratories outside the United States. We do not have experience in negotiating and managing relationships with overseas laboratories, and may have difficulty doing so. In addition, we anticipate that certain HIV variants will be more prevalent in patient populations in some countries from which we will be receiving patient samples under the collaboration, and with which we do not have extensive prior experience. Our assay may not work effectively with these variants, or may require additional enhancements. The foregoing and other factors may make us unable to perform under our collaboration with Pfizer, which could constitute a material breach of the collaboration agreement.

Following certain uncured material breaches by us under the collaboration agreement, including our failure to achieve the performance standards, Pfizer will be entitled to establish its own facility, with our assistance, to perform the assay in support of its human clinical trials, and to perform the assay in respect of patient blood samples. For these purposes, we have granted Pfizer a license to use intellectual property rights and proprietary materials related to the assay, secured by a security interest in favor of Pfizer, in intellectual property rights and proprietary materials related to the assay. Pfizer would pay us a royalty for each such assay that it performs. If we materially default under the collaboration agreement, including failing to achieve the performance standards, and Pfizer becomes entitled to use our intellectual property and proprietary materials to establish its own facility, our business could be significantly and adversely impacted by this potential loss in service revenue from Pfizer.

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

As our Co-Receptor Tropism Assay has been has been used in phase III trials of CCR5 inhibitor drug candidates, we have at the FDA’s request filed a master file with the FDA providing information about the operation and validation of the assay. We have had several discussions with the FDA regarding this information and the use of our tests as a patient selection tool in such trials. While we believe that we will be able to provide our Co-Receptor Tropism Assay as a CLIA based service for use as a patient selection tool for CCR5 drugs once those drugs are approved by the FDA, there is no guarantee that the FDA will not seek to regulate such services.

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

Holders of CVRs will not be able to determine the payment to be received under the CVRs until June 10, 2006.*

Holders of our CVRs will not know the amount of payment, if any, that a CVR will receive until June 10, 2006. The payment, if any, that each CVR will entitle its holder to receive will depend on the average volume weighted mean of the sales prices of our common stock for the 15 trading days ending on and including June 10, 2006. For every cent that the 15 day average is below $2.90, the CVR will have the right to a payment of $0.01 per CVR, with a maximum payment of $0.88 per CVR. If we are required to make any payment to the holders of CVRs, the first $0.50 per CVR of any such payment must be made in cash. The balance of any such payment, up to $0.38 per CVR, may, at our election, be made in cash, shares of our common stock or a combination of the two. If we elect to make any portion of a payment to holders of CVRs through the issuance of shares of our common stock then, as a condition precedent, such shares must, among other things, be issued either in a transaction that is exempt from registration under the Securities Act through satisfaction of the requirements of Section 3(a)(9) of the Securities Act, or pursuant to an effective registration statement under the Securities Act. If these conditions precedent cannot be satisfied then we must make the entire amount of any payment due under the CVRs in cash.

If at any point during the 18 month period ending on June 10, 2006, the daily volume weighted mean of the sales prices of our common stock is greater than or equal to $3.50 for 30 consecutive trading days, the CVRs will be automatically extinguished and no payment will be made on them.

Our financial results and financial position may be adversely impacted by, and may fluctuate as a result of, the CVRs.*

If, at June 10, 2006, we are required to make a payment under the CVRs, we will thereafter be obligated to make equivalent payments to holders of assumed ACLARA stock options upon the exercise of those options. The aggregate amount payable upon the exercise of assumed ACLARA stock options will be equal to the number of shares of our common stock subject to those options multiplied by the amount of cash or cash and Monogram Biosciences common stock required to be paid with respect to a single CVR. For fiscal periods ending after June 10, 2006, we will be required to record a charge against our statement of operations to reflect the maximum amount payable upon the exercise of assumed ACLARA stock options, based on the number of shares of our common stock for which such options are then exercisable according to their vesting provisions. In addition, we may periodically record a benefit to our statement of operations to the extent that any assumed ACLARA stock options expire prior to exercise. The combination of these charges and benefits could lead to fluctuations in our results of operations from quarter to quarter.

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

Our loan arrangement with Pfizer imposes restrictions on how we conduct our business, and if we fail to meet our obligations to Pfizer under the loan, our payment obligations may be accelerated and the collateral for the loan may be forfeited.*

In May 2006, in connection with our entry into a Collaboration Agreement, we and Pfizer entered into a Note Purchase Agreement, pursuant to which we will, subject to satisfaction of certain closing conditions, sell to Pfizer a 3% Senior Secured Convertible Note in the principal amount of $25,000,000. The Note will mature four years from its date of issuance, which is expected to occur on May 19, 2006. We will pay interest on the note quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on June 30, 2006. Subject to certain limitations, we will be entitled to make interest payments using shares of our common stock. The Note is convertible into shares of our common stock at the election of Pfizer. We will be required, under the terms of the Note, to repurchase the outstanding amount of the Note at the election of Pfizer upon change of control events described in the Note, or if our common stock is no longer listed or quoted on the Nasdaq National Market or an established automated over-the-counter trading market, including, if applicable, the OTC Bulletin Board. The Note will be secured by a first priority security interest in favor of Pfizer in our assets related to our HIV testing business.

Under the terms of the Note, we are prohibited from incurring certain types of indebtedness and certain liens on our assets without Pfizer’s prior consent. We are also subject to certain other covenants as set forth in the Note, including limitations on our ability to enter into new lines of business after issuance of the Note. These limitations imposed by the Note could impair our ability to operate or expand our business.

An event of default under the Note will occur if we:

•	are delinquent in making payments of principal or interest;

•	fail, following notice, to cure a breach of a covenant under the Note, the related security agreement or the Note Purchase Agreement;

•	a representation or warranty under the Note, the related security agreement or the Note Purchase Agreement is materially inaccurate;

•	an acceleration event occurs under other specified types of our secured indebtedness outstanding from time to time; or

•	certain bankruptcy proceedings are commenced or orders granted.

If an event of default occurs, Pfizer may declare the outstanding principal balance of the Note and accrued but unpaid interest immediately due and payable, which would have a material adverse affect on our financial position. We may not have sufficient cash to satisfy this obligation. If a default occurs under the Note, and we are unable to repay Pfizer, Pfizer could seek to enforce its rights under its first priority security interest in our assets related to our HIV testing business. If this were to happen, Pfizer may receive some or all of the assets related to our HIV testing business in satisfaction of our debt, which could cause our business to fail.

Billing complexities associated with health care payors could delay our accounts receivable collection, impair our cash flow and limit our ability to reach profitability.

Billing for laboratory services is complex. Laboratories must bill various payors, such as Medicare, Medicaid, insurance companies, doctors, employer groups and patients, all of whom have different requirements. For the three months ended March 31, 2006 and 2005, approximately 18% and 25%, respectively, of our revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. In addition, gross accounts receivable balances from Medicare and Medicaid represented 29% and 33% of gross accounts receivable balance at March 31, 2006 and December 31, 2005, respectively. Billing difficulties often result in a delay in collecting, or ultimately an inability to collect, the related receivable. This impairs cash flow and ultimately reduces profitability if we are required to record bad debt expense and/or contractual adjustments for these receivables. Our accounts receivable balances have increased during 2006 and 2005. We recorded bad debt expense of $237,000 and $97,000 for the three months ended March 31, 2006 and 2005, respectively.

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

Historically, we have licensed technology from Roche Diagnostics Corporation, Roche Applied Science Division (“Roche”), that we use in our PhenoSense and GeneSeq tests. We hold a non-exclusive license for the life of the patent term of the last licensed Roche patent. We were notified by Roche that the license had terminated in March 2005 because the last licensed patent had expired. However, Roche advised us that additional licenses may be necessary for certain other patents and has offered us a license to these patents. We are in the process of reviewing whether additional licenses are necessary or useful for our operations. We believe such licenses are available on commercially acceptable terms.

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

With respect to our viral disease portfolio, we currently have approximately 190 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 41 issued patents. With respect to our potential oncology products and eTag technology, we currently have approximately 166 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 18 issued patents. We have 138 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 74 issued or allowed patents, relating to the historic microfluidics business of ACLARA. We had licensed certain patents under the Roche license discussed above. These patents covered a broad range of technology applicable across our entire current and planned product line. We have also licensed certain technology from Third Wave Technologies for gene expression based assays for research applications.

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

We have historically used stock options and other forms of equity-related incentives as a key component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us. The Financial Accounting Standards Board has issued changes to the U.S. generally accepted accounting principles that require us to record a charge to earnings for employee stock option grants and other option plans commencing in the first quarter of 2006. Moreover, applicable stock exchange listing standards related to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future, which may result in changes in our equity compensation strategy. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees, and such a change in accounting rules may adversely impact our future financial condition and operating results.

We may be subject to litigation, which would be time consuming and divert our resources and the attention of our management.*

ACLARA, with which we merged in December 2004, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001 and is now captioned ACLARA BioSciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering, or IPO, as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s March 20, 2000 IPO through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market. The complaint also alleges that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers who went public between 1998 and 2000 have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including ACLARA defendants) was filed by the entire group of issuer defendants in these similar actions. On February 19, 2003, the Court in this action issued its decision on the defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to ACLARA but denied the motion to dismiss Section 11 claim as to ACLARA and virtually all of the other defendants. On June 26, 2003, the plaintiffs in the consolidated class action lawsuits announced a proposed settlement with ACLARA and the other issuer defendants. The proposed settlement, which was approved by ACLARA’s board of directors, provides that the insurers of all settling issuers will guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling issuers will make up the difference. Under the proposed settlement, the maximum amount that could be charged to ACLARA’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would be approximately $3.9 million. We believe that ACLARA had sufficient insurance coverage to cover the maximum amount that we may be responsible for under the proposed settlement. On August 31, 2005, the Court granted unconditional preliminary approval of the proposed settlement. The settlement fairness hearing was held on April 24, 2006 but a decision has not been made by the court, whether the settlement is fair, reasonable, and adequate for all class members, and whether to grant final approval of the settlement. It is possible that the Court may not give its final approval to the settlement in whole or part. If a final settlement is not reached or is not approved by the court, we believe that we have meritorious defenses and intend to vigorously defend against the suit. As a result of this belief, no liability for this suit has been recorded in the accompanying financial statements. However, we could be forced to incur significant expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

Our operating results may fluctuate from quarter to quarter, making it likely that, in some future quarter or quarters, we will fail to meet estimates of operating results or financial performance, causing our stock price to fall.

If revenue declines in a quarter, our losses will likely increase or our earnings will likely decline because many of our expenses are relatively fixed. Though our revenues may fluctuate significantly as we continue to build the market for our products, expenses such as research and development, sales and marketing and general and administrative are not affected directly by variations in revenue. The cost of our product revenue could also fluctuate significantly due to variations in the demand for our products and the relatively fixed costs to produce them. In addition, there could be significant fluctuations in the amounts recorded in our statement of operations for valuation adjustments to the CVRs and stock-based compensation. We will not be able to accurately predict how volatile our future operating results will be because our past and present operating results, which reflect moderate sales activity, are not indicative of what we might expect in the future. As a result it will be very difficult for us to forecast our revenues accurately and it is likely that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results will be difficult to predict, period-to-period comparisons of our results of operations may not be a good indication of our future performance.

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

Concentration of ownership among some of our stockholders may prevent other stockholders from influencing significant corporate decisions.*

Approximately 39% of our common stock is beneficially held by our directors, our executive officers, and greater than five percent stockholders. The most significant of these stockholders in terms of beneficial ownership are Perry Capital, Stephens Investment Management, Inc. and Deutsche Bank AG. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control of Monogram Biosciences at a premium price if these stockholders oppose it.

Our stock price may be volatile, and our common stock could decline in value.

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Our stock price has fluctuated widely during the last few years from a low of $0.72 per share in September 2002 to a high of $4.40 per share in January 2004. The following factors, in addition to other risk factors described in this section, may have a significant negative impact on the market price of our common stock:

•	period-to-period fluctuations in financial results;

•	financing activities;

•	potential payments required to be made under the CVRs on June 10, 2006;

•	investor perceptions regarding the impact of the CVRs on our liquidity and capital resources;

•	litigation;

•	delays in product introduction, launches or enhancements, including delays in completing the development of the eTag technology and products based on that technology;

•	announcements of technological innovations or new commercial products by our competitors;

•	results from clinical studies;

•	adverse developments in the clinical trials of drugs under development by our pharmaceutical company customers;

•	developments concerning proprietary rights, including patents;

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or our own products or products under development;

•	regulatory developments in the United States and foreign countries;

•	changes in payor reimbursement policies; and

•	economic and other external factors or other disaster or crisis.

A low or volatile stock price may negatively impact our ability to raise capital and to attract and maintain key employees.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock may fall.

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock may fall. As of March 31, 2006 we had outstanding options under our employee stock options plan to purchase 16.3 million shares of our common stock, which represents approximately 12.5% of our common stock outstanding on March 31, 2006, at a weighted-average price of $2.54 per share. Sales of substantial amounts of our common stock, whether currently outstanding, or issued as the result of option exercises, might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Sales of a substantial number of shares could occur at any time. This may decrease the price of our common stock and may impair our ability to raise capital in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On March 6, 2006, we issued 284,053 shares of common stock to a warrant holder upon the net exercise of the warrant by the holder. We received no additional consideration in connection with this issuance. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

(b)	None.

(c)	None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Footnote	Exhibit Number
(1)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(1)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(2)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(3)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(1)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(1)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(1)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(1)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(1)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(4)	3.5	Bylaws, as currently in effect.

	4.1	Reference is made to Exhibits 3.1 through 3.5.

(3)	4.2	Specimen Stock Certificate.

(2)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

	10.37	Confidential Separation and Release Agreement between Monogram Biosciences, Inc. and Sharat Singh dated September 28, 2005.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934.

(1)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

MONOGRAM BIOSCIENCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on May 10, 2006.

Monogram Biosciences, Inc.

By:	/s/ William D. Young
William D. Young
Chief Executive Officer (On Behalf of the Registrant)

/s/ Alfred G. Merriweather
Alfred G. Merriweather
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

MONOGRAM BIOSCIENCES, INC.

EXHIBITS INDEX

Exhibit Footnote	Exhibit Number
(1)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(1)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(2)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(3)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(1)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(1)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(1)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(1)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(1)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(4)	3.5	Bylaws, as currently in effect.

	4.1	Reference is made to Exhibits 3.1 through 3.5.

(3)	4.2	Specimen Stock Certificate.

(2)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

	10.37	Confidential Separation and Release Agreement between Monogram Biosciences, Inc. and Sharat Singh dated September 28, 2005.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934.

(1)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.