Form 10-Q
period 2006-06-30
Monogram Biosciences, Inc.
filed 2006-08-09
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of August 3, 2006 there were 130,658,815 shares of the registrant’s common stock outstanding.

MONOGRAM BIOSCIENCES, INC.

MONOGRAM BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2006	December 31, 2005 (1)
ASSETS
Current assets:
Cash and cash equivalents	$3,584	$7,616
Short-term investments	31,567	57,398
Restricted cash	—	50
Accounts receivable, net	6,977	9,063
Prepaid expenses	768	1,107
Inventory	1,309	1,170
Other current assets	566	790

Total current assets	44,771	77,194
Property and equipment, net	8,348	8,580
Goodwill	9,927	9,927
Other assets	2,251	1,977

Total assets	$65,297	$97,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,123	$1,751
Accrued compensation	2,363	2,271
Accrued liabilities	5,759	4,116
Current portion of restructuring costs	1,466	1,417
Deferred revenue	824	383
Current portion of loans payable	81	477
Current portion of capital lease obligations	123	119
Contingent value rights	2,694	42,676

Total current liabilities	14,433	53,210
Long-term portion of restructuring costs	1,554	1,916
Long-term convertible promissory note	25,000	—
Long-term portion of loans payable	192	233
Long-term portion of capital lease obligations	153	212
Other long-term liabilities	328	336

Total liabilities	41,660	55,907

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 130,597,962 and 127,668,136 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	130	128
Additional paid-in capital	274,314	267,526
Accumulated other comprehensive loss	(402)	(514)
Deferred compensation	—	(81)
Accumulated deficit	(250,405)	(225,288)

Total stockholders’ equity	23,637	41,771

Total liabilities and stockholders’ equity	$65,297	$97,678

(1)	The condensed balance sheet as of December 31, 2005 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to Condensed Financial Statements.

MONOGRAM BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Product revenue	$12,757	$11,005	$25,003	$19,858
Contract revenue	620	1,409	1,623	2,550

Total revenue	13,377	12,414	26,626	22,408

Operating costs and expenses:
Cost of product revenue	5,664	4,975	11,345	9,314
Research and development	5,208	4,914	9,783	8,948
Sales and marketing	4,067	3,313	7,445	5,821
General and administrative	4,282	3,155	7,863	4,857

Total operating costs and expenses	19,221	16,357	36,436	28,940

Operating loss	(5,844)	(3,943)	(9,810)	(6,532)

Interest and other income, net	544	569	1,143	1,104
Contingent value rights revaluation	(16,464)	4,062	(16,450)	(1,244)

Net income (loss)	(21,764)	688	(25,117)	(6,672)
Preferred stock dividend	—	(76)	—	(162)

Net income (loss) applicable to common stockholders	$(21,764)	$612	$(25,117)	$(6,834)

Net income (loss) applicable to common stockholders per common share:
Basic	$(0.17)	$—	$(0.19)	$(0.06)

Diluted	$(0.17)	$—	$(0.19)	$(0.06)

Weighted-average shares used in computing net income (loss) applicable to common stockholders per common share:
Basic	130,348	122,815	129,983	120,099

Diluted	130,348	129,087	129,983	120,099

See accompanying notes to Condensed Financial Statements.

MONOGRAM BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(25,117)	$(6,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Contingent value rights revaluation	17,082	1,390
Depreciation and amortization	1,515	1,727
Stock-based compensation expense under SFAS 123R	3,293	—
Stock-based compensation adjustment under APB 25	—	(1,391)
Provision for doubtful accounts	333	378
Loss on disposal of property and equipment	—	15
Change in assets and liabilities:
Accounts receivable	1,753	150
Prepaid expenses	339	(186)
Inventory	(139)	(45)
Other current assets	224	(249)
Accounts payable	(628)	(1,231)
Accrued compensation	92	402
Accrued liabilities	1,643	1,406
Accrued restructuring costs	(313)	(1,370)
Deferred revenue	441	1,465
Contingent value rights revaluation payment	(14,277)	—
Other long-term liabilities	8	(65)

Net cash used in operating activities	(13,751)	(4,276)

INVESTING ACTIVITIES:
Purchases of short-term investments	(15,035)	(25,332)
Maturities and sales of short-term investments	40,978	33,386
Capital expenditures	(1,196)	(2,334)
Restricted cash	50	300
Transaction costs related to merger	—	(4,689)
Other assets	(361)	(180)

Net cash provided by investing activities	24,436	1,151

FINANCING ACTIVITIES:
Principal payments on loans payable and capital lease obligations	(508)	(402)
Proceeds from convertible promissory note	25,000	—
Contingent value rights payment	(42,787)	—
Proceeds from issuance of common stock	3,578	6,930

Net cash (used in) provided by financing activities	(14,717)	6,528

Net (decrease) increase in cash and cash equivalents	(4,032)	3,403
Cash and cash equivalents at the beginning of the period	7,616	6,027

Cash and cash equivalents at the end of the period	$3,584	$9,430

SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Preferred stock converted into common shares	$—	$1,810
Stock dividend to preferred stockholders	$—	$118

See accompanying notes to Condensed Financial Statements.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared by Monogram Biosciences, Inc., also referred to as the Company, Monogram, we, us, or our, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair statement have been included. Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other future periods. Certain prior period amounts have been reclassified to be consistent with current period presentation. The condensed balance sheet as of December 31, 2005 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

On November 10, 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. There was no tax benefit realized upon exercise of stock options during the six months ended June 30, 2006.

The Company uses the Black-Scholes option-pricing valuation model to estimate the grant date fair value of its stock-based awards in accordance with SFAS 123R and SAB 107. The determination of fair value for stock-based awards on the date of grant using an option-pricing model requires management to make certain assumptions regarding: (i) the expected volatility in the market price of the Company’s common stock over the expected term of the awards; (ii) dividend yield; (iii) risk-free interest rates; and (iv) actual and projected employee exercise behaviors (referred to as the expected term). The expected volatility is based on the historical volatilities of our stock for the expected term in effect on the date of grant with considerations to available historical industry data. The risk-free interest rate is based on the U.S. Zero Coupon Treasury yield for the expected term in effect on the date of grant. The expected term of options represents the period of time that options granted are expected to be outstanding and is derived from actual historical exercise data with considerations to the contractual and vesting terms. The expected term of employee stock purchase plans is equal to the offering period. In addition, SFAS 123R requires the Company to estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation expense in the period of the revision. For the three months ended June 30, 2006, forfeitures were estimated to be approximately 2% over the expected term, based on historical experience. If actual forfeiture rates are materially different from estimates or factors change and we employ different assumptions, future stock-based compensation expense could be significantly different from what the Company has recorded in the current period. Management periodically reviews actual forfeiture experience and revises estimates, as considered necessary.

The weighted-average estimated fair value of options granted during the three months ended June 30, 2006 has been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.92%; weighted-average expected term of stock options from grant date of 5.9 years; volatility factor of the expected market price of Monogram Biosciences’ common stock of 81%; and a dividend yield of zero. The weighted-average per share grant date fair value of stock options granted to employees during the three and six months ended June 30, 2006 was $1.18 and $1.21, respectively. The total fair value of stock options vested during the three and six months ended June 30, 2006 was $1.1 million and $4.2 million, respectively.

For the three and six months ended June 30, 2006, the fair value of employee stock purchases is based on an offering period starting December 1, 2005 which has been estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate from 4.3% to 4.4%; expected term from 0.5 year to 2.0 years; volatility factor from 40% to 52%; and a dividend yield of zero.

Stock-based compensation expenses related to stock options and employee stock purchases recognized under SFAS 123R were as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(In thousands)
Cost of product revenue	$143	$320
Research and development	402	899
Sales and marketing	360	734
General and administrative	563	1,289

	$1,468	$3,242

As of June 30, 2006, the total remaining unrecognized compensation costs related to the non-vested stock options amounted to $9.8 million which will be recognized over the weighted-average remaining requisite service period of 1.45 years. As of June 30, 2006, the total remaining unrecognized compensation costs related to employee stock purchases was $0.4 million which will be recognized over the remainder of the two-year offering period that started December 1, 2005.

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

The fair value of options granted during the three and six months ended June 30, 2005 had been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate from 3.7% to 4.2%; weighted-average expected term of stock options from grant date of 6.1 years; volatility factor of the expected market price of Monogram Biosciences’ common stock of 88%; and a dividend yield of zero. The weighted-average grant date fair value of stock options granted to employees during the three and six months ended June 30, 2005 was $1.96 and $1.73, respectively. The total fair value of stock options vested during the three and six months ended June 30, 2005 was $0.6 million and $2.0 million, respectively.

For the three and six months ended June 30, 2005, the fair value of employee stock purchases was based on an offering period starting December 1, 2004 which had been estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate from 2.4% to 3.0%; expected term from 0.5 year to 2.0 years; volatility factor from 50% to 78%; and a dividend yield of zero.

The following table provides the Company’s pro forma information as if the fair value method had been applied to the stock-based compensation calculation:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In thousands, except for per share data)
Net income (loss):
As reported	$688	$(6,672)
Adjustments:
Stock-based compensation adjustment included in reported net income (loss)	666	(1,430)
Stock-based compensation expense for employee awards determined under SFAS 123	(2,333)	(3,601)

Pro forma net loss	(979)	(11,703)
Preferred stock dividend	(76)	(162)

Pro forma loss applicable to common stockholders	$(1,055)	$(11,865)

Net income (loss) per common share, basic:
As reported	$—	$(0.06)

Pro forma	$(0.01)	$(0.10)

Net income (loss) per common share, diluted:
As reported	$—	$(0.06)

Pro forma	$(0.01)	$(0.10)

The Company accounts for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued over their service periods, which approximates the vesting period. Stock-based compensation expenses for non-employees were $15,000 and $25,000 for the three and six months ended June 30, 2006, respectively, and $19,000 and $38,000 for the corresponding periods in 2005.

3. INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. If inventory costs exceed expected market value due to obsolescence or lack of demand, reserves are recorded for the difference between the cost and the estimated market value. These reserves are based on estimates. Inventory consists of the following:

	June 30, 2006	December 31, 2005
	(In thousands)
Raw materials	$774	$698
Work in process	535	472

Total	$1,309	$1,170

4. INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented. Diluted income (loss) per common share would give effect to the dilutive impact of potential common shares which consists of convertible preferred stock and convertible promissory note (using the as-if converted method), and stock options and warrants (using the treasury stock method). In the periods in which a net loss is recorded, these potentially dilutive securities have been excluded from the diluted net loss applicable to common stockholders per common share calculation as such securities have an anti-dilutive effect. At June 30, 2006 and 2005, these potentially dilutive securities are convertible into the Company’s common stock as follows:

	June 30,
	2006	2005
	(In thousands)
Convertible promissory note (as if converted basis)	9,243	—
Outstanding warrants	1,738	3,626
Outstanding stock options	19,081	18,350

	30,062	21,976

The following table presents the calculations of basic and diluted net income (loss) applicable to common stockholders per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Numerator:
Net income (loss) applicable to common stockholders	$(21,764)	$612	$(25,117)	$(6,834)

Denominator:
Weighted average common shares used to calculate basic net income (loss) applicable to common stockholders per share	130,348	122,815	129,983	120,099
Effect of dilutive securities:
Stock options	—	3,636	—	—
Warrants	—	2,636	—	—

Weighted average common shares used to calculate diluted net income (loss) applicable to common stockholders per share	130,348	129,087	129,983	120,099

Net income (loss) applicable to common stockholders per common share:
Basic	$(0.17)	$—	$(0.19)	$(0.06)

Diluted	$(0.17)	$—	$(0.19)	$(0.06)

5. CONTINGENT VALUE RIGHTS

As part of the merger with ACLARA BioSciences, Inc. (“ACLARA”), the Company issued Contingent Value Rights (“CVR”) to ACLARA stockholders and was obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined at $0.88 per CVR and approximately $57.0 million of cash payment was made to CVR holders on June 14, 2006. Holders of assumed ACLARA options are entitled to receive a cash payment of $0.88, upon future exercise of those options, for each CVR that would have been issuable to them had the option been exercised prior to the CVR maturity date. At June 30, 2006, assumed ACLARA options to purchase 3.4 million shares of the Company’s common stock were outstanding, of which 3.0 million shares were vested. The aggregate potential liability related to all these options at June 30, 2006 was $3.0 million. Of this, $2.6 million is reflected on the balance sheet at June 30, 2006 in respect of options vested and the remainder will be recognized as the options vest in the future. Upon exercise of these options, the Company will receive aggregate exercise proceeds of $6.5 million, offsetting the potential CVR payments of $2.6 million.

The liability under the CVRs was recorded at the closing of the merger with ACLARA at fair value, estimated using a calculation based on a Black-Scholes valuation of the underlying CVR securities of $0.66 per CVR. Subsequent to the closing of the merger, an active trading market had been established and as a result, this liability was revalued based on the actual closing price of the CVRs on the OTC Bulletin Board at the end of each quarter. In addition, the Company records an additional liability each quarter for additional CVRs related to assumed ACLARA stock options as they vest during each quarter. The Company recorded $0.6 million and $0.1 million for additional CVRs related to assumed stock options that were vested as of June 30, 2006 and 2005, respectively.

6. COMMITMENTS AND CONTINGENCIES

Commitments

At June 30, 2006, the Company leased a building with 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides the Company with an option to extend the term for an additional ten years. In addition, at June 30, 2006, the Company subleased approximately 27,000 square feet in South San Francisco, California. This sublease expires in December 2006 and provides the Company with an option to extend the term for one year.

As a result of the merger with ACLARA, the Company assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. This lease expires in July 2009. The Company relocated the employees and operations from that facility to the South San Francisco facilities in the second quarter of 2005 and is seeking a subtenant for this space. As of June 30, 2006, the Company had $4.1 million of lease obligation related to this facility. The Company also assumed a loan agreement for leasehold improvements at an interest rate of 8.5% per annum. The loan matures on July 1, 2009 and the amount outstanding at June 30, 2006 was $0.3 million, of which $0.1 million is included in current liabilities and $0.2 million is included in long-term liabilities.

In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.3 million in 2006; $1.5 million in 2007; $1.5 million in 2008; $1.6 million in 2009; $1.6 million in 2010 and $0.7 million in 2011.

In August 2005, the Company entered into a loan agreement of $0.7 million to finance its insurance premiums at an interest rate of 6.75% per annum. The loan was fully repaid as of May 2006.

In September 2005, the Company entered into a capital lease agreement for $0.3 million of equipment at an interest rate of 7.8% per annum. The lease will be repaid in monthly installments through September 30, 2008.

At June 30, 2006, future minimum payments, excluding the lease assignment guarantee described above, are as follows:

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Operating lease obligations	$2,809	$4,316	$1,478	$—	$8,603
Equipment financing arrangements	142	161	—	—	303
Convertible promissory note	—	—	25,000	—	25,000
Convertible promissory note interest payment	651	1,500	849	—	3,000
Loan payable	101	202	9	—	312
Purchase obligations	394	—	—	—	394

Total	$4,097	$6,179	$27,336	$—	$37,612

In connection with the merger with ACLARA, the Company issued CVRs to ACLARA stockholders and was obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. See Note 5, “Contingent Value Rights,” to the financial statements for further discussion.

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

7. CAPITAL STOCK

Employee Stock Plans

In February 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan (the “Stock Plan”). The Stock Plan permits eligible employees to acquire shares of Monogram Biosciences’ common stock through payroll deductions of up to 15% of their eligible earnings. All full-time employees of Monogram Biosciences, except 5% stockholders, are eligible to participate in the Stock Plan. The purchase price of the shares is the lesser of 85% of the fair value of the shares at the offering date or purchase date, as defined by the Stock Plan. In December 2004, the Company’s stockholders approved the reservation of an additional 1.0 million shares to be reserved for issuance under the Stock Plan and an annual automatic share increase provision to the Stock Plan. The amount of the automatic increase may be reduced to a lesser amount, as determined by the board of directors. During 2006, the Company added 1.0 million shares to the Stock Plan under this provision. Of the 3.0 million shares of common stock reserved for issuance under the Stock Plan, 1.8 million shares were issued as of June 30, 2006.

In December 2004, Monogram Biosciences’ stockholders approved the 2004 Equity Incentive Plan with 12.5 million shares reserved for future issuance. In addition, Monogram Biosciences has the 2000 Equity Incentive Plan, which had been previously adopted in 1996 and was amended and renamed in February 2000, and an employment agreement with its Chief Executive Officer. In December 2004, the Company assumed the following ACLARA plans upon the merger with ACLARA: (i) the 1995 Stock Plan, (ii) the Amended and Restated 1997 Stock Plan, and (iii) a non-qualified option agreement. The Company will not make any future grants under the assumed ACLARA plans. Together these plans are referred to as the “Plans”. The Plans provide for the granting of options to purchase common stock and other stock awards to employees, officers, directors and consultants of Monogram Biosciences. Monogram Biosciences generally grants shares of common stock for issuance under the Plans at no less than the fair value of the stock on the grant date; however, management is permitted to grant non-statutory stock options at a price not lower than 85% of the fair value of common stock on the date of grant. Options granted under the Plans generally vest over four years at a rate of 25% one year from the grant date and ratably monthly thereafter. Options granted under the 2004 Equity Incentive Plan have a term of eight years and options granted under all other plans have a term of ten years.

A summary of activity under the Plans is as follows:

		Outstanding Stock Options
	Shares Available for Grant	Number of Shares	Weighted Average Price Per Share
Balances at December 31, 2005	6,378,860	18,340,968	$2.42
Options granted	(3,636,990)	3,636,990	1.68
Options exercised	—	(2,386,329)	1.33
Options forfeited	510,154	(510,154)	3.07

Balances at June 30, 2006	3,252,024	19,081,475	$2.40

The following table summarizes information about the stock options outstanding under the Plans at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.24 - $1.16	156,313	4.60	$0.81	146,921	$0.79
$1.22 - $1.27	1,537,089	6.73	1.25	1,278,180	1.25
$1.30 - $1.51	845,147	6.94	1.47	638,791	1.47
$1.53 - $2.40	10,708,863	7.09	2.05	2,903,639	2.22
$2.41 - $2.57	1,192,155	6.33	2.52	793,622	2.56
$2.58 - $3.10	2,591,166	5.52	2.84	1,855,235	2.81
$3.13 - $3.14	784,400	3.19	3.14	784,400	3.14
$3.18 - $5.40	575,767	4.45	3.80	564,882	3.81
$5.74 - $8.00	491,725	4.51	6.34	491,725	6.34
$8.56 - $22.13	198,850	4.33	11.98	198,850	11.98

	19,081,475			9,656,245

The weighted-average remaining contractual term of the exercisable stock options at June 30, 2006 is 5.7 years. As of June 30, 2006, the aggregate intrinsic value of outstanding stock options was $3.0 million and the aggregate intrinsic value of exercisable stock options was $1.5 million.

The intrinsic value of options exercised was $0.1 million and $1.2 million for the three and six months ended June 30, 2006, respectively and $0.5 million and $0.9 million for the corresponding periods in 2005. The Company received $0.2 million and $3.2 million from the exercise of stock options for the three and six months ended June 30, 2006, respectively and $0.6 million and $1.1 million for corresponding periods in 2005, respectively. The Company issues new shares upon the exercise of stock options. There was no tax benefit realized upon exercise of stock options during the three and six months ended June 30, 2006.

Warrants

For the six months ended June 30, 2006, the Company issued 0.3 million shares of common stock upon net warrant exercises. As of June 30, 2006, the outstanding warrants are exercisable for approximately 1.7 million shares of common stock.

8. RESTRUCTURING

In connection with the merger with ACLARA, the Company has taken actions to integrate and restructure the former ACLARA operations. The Company relocated the ACLARA personnel and operations from the facility in Mountain View, California to the Company’s South San Francisco facilities in the second quarter of 2005. A restructuring accrual was established for the costs of vacating and subleasing the Mountain View facility including an estimate of the excess of the Company’s lease costs over the Company’s anticipated sublease income and for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. During the second quarter of 2005, the Company increased the restructuring accrual by $1.6 million due to a delay in vacating and subleasing the Mountain View facility. This change to the estimates of completing the approved restructuring plans, which were originally recorded in goodwill, has increased goodwill to $9.9 million, as of June 30, 2005. During the second quarter of 2006, the Company increased the restructuring accrual due to further delay of subleasing the facility and recorded a charge of $0.5 million to general and administrative expense included in the Company’s results of operations.

The following table sets forth an analysis of the components of the restructuring charges:

	Abandonment of Facilities	Severance	Total
	(In thousands)
Liabilities assumed in merger with ACLARA	$3,000	$1,054	$4,054
Amounts paid in cash	(1,312)	(1,054)	(2,366)
Change in estimate for restructuring costs related to
Mountain View facility	1,645	—	1,645

Balance at December 31, 2005	3,333	—	3,333
Amounts paid in cash	(822)	—	(822)
Change in estimate for restructuring costs related to
Mountain View facility	509	—	509

Balance at June 30, 2006	$3,020	$—	$3,020

Current portion	$1,466	$—	$1,466

Non-current portion	$1,554	$—	$1,554

Other Severance Costs

On September 28, 2005, the Company entered into a separation and release agreement with its Chief Technical Officer, Oncology, and recorded a severance charge of $0.4 million in the statement of operations of which $0.3 million has been paid as of June 30, 2006.

9. COLLABORATION AND NOTE PURCHASE AGREEMENT

On May 5, 2006, the Company entered into a Collaboration Agreement with Pfizer, Inc. (“Pfizer”) regarding the Company’s Co-Receptor Tropism Assay (the “Collaboration Agreement”). The Collaboration Agreement has an initial term that expires on December 31, 2009, and is renewable by Pfizer for five successive one-year terms.

Under the agreement, the Company and Pfizer will collaborate to make the Company’s Co-Receptor Tropism Assay available globally. The Company will be responsible for making the assay available in the U.S. and performing the assay in accordance with agreed upon performance standards. The Company will also be obligated to undertake certain efforts to plan for, establish and maintain an infrastructure to support the commercial availability of the assay outside the U.S. in countries designated by Pfizer, and it will be obligated to perform the assay with respect to patient blood samples originating outside of the U.S. in accordance with agreed upon performance standards. Pfizer will be responsible for sales, marketing and regulatory matters related to the assay outside of the U.S. Pfizer will reimburse the Company for costs incurred in establishing and maintaining the necessary logistics infrastructure to make the assay available outside of the U.S., and Pfizer will pay the Company for each assay that the Company performs with respect to patient blood samples originating outside of the U.S.

Subject to certain limitations, Pfizer will be entitled to establish its own facility to perform the assay in support of its human clinical trials, and to perform the assay in respect of patient blood samples following certain uncured material breaches of the Collaboration Agreement (including the performance standards) by the Company. For such purposes, the Company has granted Pfizer a license to use certain intellectual property rights and proprietary materials related to the Company’s Co-Receptor Tropism Assay. The Company will be obligated in such a case to assist Pfizer in establishing and operating such facility, for which Pfizer will reimburse for costs the Company incurs in providing such assistance. To secure the Company’s obligations under the license described above, the Company has granted Pfizer a security interest in certain of its intellectual property rights and proprietary materials related to the Company’s Co-Receptor Tropism Assay. Pfizer and the Company have also extended the co-receptor portion of their existing services agreement for support of potential additional Pfizer clinical trials through December 31, 2009.

In addition, on May 5, 2006 the Company entered into a Note Purchase Agreement with Pfizer, pursuant to which it sold to Pfizer a 3% Senior Secured Convertible Note in the principal amount of $25 million (the “Note”). The closing of the sale and issuance of the Note occurred on May 19, 2006. The Note will mature four years from its date of issuance. The Company will pay interest quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on June 30, 2006. Subject to certain limitations, the Company will be entitled to make such interest payments using shares of its common stock.

The Note is convertible into shares of the Company’s common stock at the election of its holder at a per share conversion price of $2.7048. Following the effectiveness of the registration statement covering the estimated number of common shares underlying the Note, which occurred June 23, 2006, the Note will automatically convert into shares of the Company’s common stock should the closing price of the Company’s common stock be greater than 150% of the conversion price, or $4.06 per share, for twenty out of the thirty consecutive trading days. The conversion price will adjust automatically upon certain changes to the Company’s capitalization. The Company will be required, under the terms of the Note, to repurchase the outstanding amount of the Note at the election of the holder upon certain change of control events described in the Note, or if its common stock is no longer listed or quoted on the Nasdaq National Market or an established automated over-the-counter trading market (including, if applicable, the OTC Bulletin Board). The Note will be secured by a first priority security interest in favor of Pfizer in certain of the Company’s assets related to its HIV testing business.

Under the terms of the Note, the Company is prohibited from incurring certain types of indebtedness and certain liens on its assets. It is also subject to certain other covenants as set forth in the Note, including limitations on its ability to enter into new lines of business after issuance of the Note. An event of default under the Note will occur if the Company: is delinquent in making payments of principal or interest; fails, following notice, to cure a breach of a covenant under the Note, the related security agreement or the Note Purchase Agreement; a representation or warranty under the Note, the related security agreement or the Note Purchase Agreement is materially inaccurate; an acceleration event occurs under certain types of its other secured indebtedness outstanding from time to time; or certain bankruptcy proceedings are commenced or orders granted. As of June 30, 2006, the Company is in compliance with all covenants under the Note.

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

Over the last several years, we have built a business based on the personalized medicine approach in HIV drug resistance testing. With our merger with ACLARA BioSciences, Inc., or ACLARA, in December 2004, we intend to leverage the experience and infrastructure we have built in the HIV market to the substantially larger market opportunity of cancer testing products utilizing the proprietary eTag technology. We were incorporated in the state of Delaware in November 1995 and commenced commercial operations in 1999. Our revenues have grown in each year since the commencement of commercial operations as our tests for HIV drug resistance have been adopted more broadly. We have two sources of revenue related to HIV- from testing of patient samples and from testing services provided to pharmaceutical companies in their clinical trials. Our Co-Receptor Tropism Assay is being used for selection and monitoring of patients in a phase III clinical trial of the first drug candidate in a new class of entry inhibitor drugs for HIV, called CCR5 Entry Inhibitors. This trial was initiated by a pharmaceutical company customer in late 2004 and has been a significant source of revenue in 2005 and in the first half of 2006. Enrollment in this trial has now been completed, although some testing for patient monitoring is ongoing. Accordingly, revenue from this trial, and total revenue, are expected to be reduced in the second half of 2006 in comparison to the first half of the year. We are currently generating oncology-related revenues from pharmaceutical companies that are evaluating our eTag technology. We are working with several of these pharmaceutical and biotechnology companies to develop more substantial collaborations and expect to make our first oncology test available to patients after we have completed transfer of the eTag assays from the research setting into our Clinical Laboratory Improvement Amendments Act of 1988 (“CLIA”) certified laboratory and until sufficient clinical data has been generated.

We have incurred losses each year since inception. As of June 30, 2006, we had an accumulated deficit of approximately $250.4 million. We expect to incur additional operating losses at least through 2007 as we complete the development of the eTag technology, transfer the assays into the clinical laboratory, conduct clinical studies and develop the commercial infrastructure to support a commercial launch of our first oncology test.

AGREEMENTS WITH PFIZER, INC.

In May 2006, we entered into a non-exclusive Collaboration Agreement (the “Collaboration Agreement”) with Pfizer Inc. (“Pfizer”) to facilitate the global availability for patient use of our proprietary Co-Receptor Tropism Assay (“Tropism Assay”). Our Tropism Assay is used to identify which co-receptor a patient’s HIV uses for entry to cells and is currently in use in connection with phase III clinical trials of Pfizer’s investigational CCR5-inhibitor drug. Under the Collaboration Agreement we will have responsibility for making our Tropism Assay available in the U.S. and Pfizer will have responsibility for sales, marketing and regulatory matters outside of the U.S. and will reimburse us for our expenses in establishing and maintaining the logistics infrastructure that may be necessary to make the assay available in those countries as required by Pfizer. The Collaboration Agreement covers the period through December 31, 2009 and is renewable by Pfizer for five successive one year terms. We and Pfizer also extended the co-receptor portion of their existing services agreement for support of potential additional Pfizer clinical trials through December 31, 2009.

We also entered into a note purchase agreement with Pfizer under which Pfizer purchased a Senior Secured Convertible Note in the principal amount of $25 million (the “Note”). The Note bears a 3% annual interest rate, payable quarterly in cash or share of our common stock, at our option and matures in May 2010 unless converted earlier. The Note is convertible at Pfizer’s option into shares of our common stock at a conversion price of $2.7048 per share and will automatically convert into shares of our common stock should the closing price of our common stock be greater than 150%, or $4.06 per share, of the conversion price for twenty out of thirty consecutive trading days. In addition, the Note is secured by all assets related to our HIV testing business, is subject to certain covenants on our part and will be senior in right of payment to all existing and future indebtedness, subject to certain limited exceptions.

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

On November 10, 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. There was no tax benefit realized upon exercise of stock options during the three months ended June 30, 2006.

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

In accordance with SFAS 123R and SAB 107, we used the Black-Scholes option-pricing valuation model to estimate the grant date fair value of our stock-based awards. The determination of fair value for stock-based awards on the date of grant using an option-pricing model requires management to make certain assumptions regarding: (i) the expected volatility in the market price of our common stock over the expected term of the awards; (ii) dividend yield; (iii) risk-free interest rates; and (iv) actual and projected employee exercise behaviors (referred to as the expected term). The expected volatility is based on the historical volatilities from our stock for the expected term in effect on the date of grant with considerations to available historical industry data. The risk-free interest rate is based on the U.S. Zero Coupon Treasury yield for the expected term in effect on the date of grant. The expected term of options represents the period of time that options granted are expected to be outstanding and is derived from actual historical exercise data with considerations to the contractual and vesting terms. The expected term of employee stock purchase plans is equal to the offering period. In addition, SFAS 123R requires us to estimate the expected impact of forfeited awards and recognize stock-based compensation expense only for those awards expected to vest. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate will be recognized as compensation cost in earnings in the period of the revision. If actual forfeiture rates are materially different from our estimates or factors change and we employ different assumptions, stock-based compensation expense could be significantly different from what we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as considered necessary.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Product revenue	$12,757	$11,005	$25,003	$19,858
Contract revenue	620	1,409	1,623	2,550

Total revenue	$13,377	$12,414	$26,626	$22,408

Revenue. Revenue was $13.4 million and $26.6 million for the three and six months ended June 30, 2006, compared to $12.4 million and $22.4 million for the corresponding periods in 2005. The increase was primarily due to the use of our testing services, including our HIV Co-Receptor Tropism Assay, in phase III clinical trials of a new class of HIV drugs called CCR5 Entry Inhibitors. One of these trials was initiated by a pharmaceutical company customer in late 2004 and was a significant source of revenue in 2005 and in the first half of 2006. Enrollment in this trial has now been completed, although some testing for patient monitoring is ongoing. Accordingly, revenue from this trial, and total revenue, are expected to be reduced in the second half of 2006 in comparison to the first half of the year. Failure of the CCR5 class of drugs as a whole, or discontinuation or postponement of any one or more CCR5 related clinical trials could have a negative impact on our revenues.

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

We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 20% and 19% for the three and six months ended June 30, 2006, respectively, and 24% for both corresponding periods in 2005. Pfizer represented approximately 22% and 27% of our total revenue for the three and six months ended June 30, 2006, respectively and 17% and 15% of our total revenue for corresponding periods in 2005. Quest Diagnostics Incorporated represented approximately 10% and 9% of our total revenue for the three and six months ended June 30, 2006, respectively, and 11% and 9% for the corresponding periods in 2005.

Cost of product revenue. Cost of product revenue was $5.7 million and $11.3 million for the three and six months ended June 30, 2006, compared to $5.0 million and $9.3 million for the corresponding periods in 2005. Gross margins increased to 55.6% and 54.6% for the three and six months ended June 30, 2006 from 54.8% and 53.1% in the corresponding periods in 2005. The increase was primarily due to the benefit of higher volumes provided by the growth in pharmaceutical testing revenue and the increased percentage of total revenue represented by pharmaceutical testing revenue offset by $0.1 million and $0.3 million stock-based compensation expenses recognized in accordance with SFAS 123R for the three and six months ended June 30, 2006. We anticipate that gross margin may be reduced in the second half of 2006 as overall testing volume declines as a result of the completion of the Pfizer clinical trial. We expect that the potential future oncology products will have a higher gross margin than our HIV products.

Research and development. Research and development costs were $5.2 million and $9.8 million for the three and six months ended June 30, 2006, compared to $4.9 million and $8.9 million for the corresponding periods in 2005. The increase was primarily due to a change of $0.6 million and $1.8 million in stock-based compensation expense for the three and six months ended June 30, 2006, offset by lower facilities expense as a result of vacating the office and laboratory space in

Mountain View, California, in the second quarter of 2005. For the three and six months ended June 30, 2006, we recorded $0.8 million and $1.3 million stock-based compensation expenses primarily related to the recognition of option and employee stock purchase plan expenses in accordance with SFAS 123R. For the three and six months ended June 30, 2005, we recorded adjustments from stock-based compensation related to variable accounting for the assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period. These adjustments were unfavorable by $0.2 million and favorable by $0.5 million for the three months and six months ended June 30, 2005, respectively.

With the completion of our merger with ACLARA, we have expanded our business focus from infectious diseases to include both infectious diseases and oncology, and with the integration of the former ACLARA operations into our operations, our research and development expenditures have increased. In addition, we expect to incur additional expenses in preparation for a planned introduction of commercial products. In 2006, we continued to incur expenses to transfer the eTag assays from the research setting to our CLIA certified clinical laboratory and to generate clinical data in support of a commercial launch of eTag assays. The successful development of our products is highly uncertain. Completion dates and research and development expenses can vary significantly for each product and are difficult to predict. For a more complete discussion of the risks and uncertainties associated with completing the development of products, see the “Risk Factors” in Part II, Item 1A below.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
NIH Grants:
HIV assays	$320	$637	$650	$1,178
HIV database	77	69	171	121
HCV assay	26	47	59	130
Commercial assay development and other projects	197	656	743	1,121

Total	$620	$1,409	$1,623	$2,550

Below is a summary of our products in development for HIV and other infectious diseases.

Infectious disease products in development	Status

Replication Capacity HIV, a measurement of fitness	In development(1)

GeneSeq HIV Entry, entry inhibitor assays	In development(2)

PhenoSense and GeneSeq HIV Integrase, integrase inhibitor assays	In development(3)

PhenoSense HIV Antibody Neutralization, a vaccine development and evaluation assay	In development(4)

PhenoSense and GeneSeq HIV Assembly/Maturation, virus assembly or maturation inhibitor assays.	In development(5)

PhenoSense HCV, a phenotypic hepatitis C inhibitor assay	In development(6)

GeneSeq HCV, a genotypic hepatitis C inhibitor assay	In development(6)

(1)	The Replication Capacity HIV assay is validated in our clinical laboratory and the data is currently referred on our PhenoSense HIV and PhenoSense GT tests to both pharmaceutical company customers and for patient testing. Clinical development work continues.
(2)	The GeneSeq HIV Entry Assay is in development. With NIH funding, additional development work is being conducted on this assay.
(3)	The PhenoSense and GeneSeq HIV Integrase assays are validated for research purpose and available to pharmaceutical company customers. Development is ongoing.
(4)	The PhenoSense HIV Antibody Neutralization assay is validated for research purposes and available to pharmaceutical company customers. With NIH funding, additional development work related to the use of our assays in vaccine development is being conducted.
(5)	The PhenoSense and GeneSeq HIV Assembly/Maturation inhibitor assays are in development. With NIH funding, additional development work is being conducted on these assays.

(6)	The GeneSeq HCV (NS5B) assay has been validated for research use and is available to pharmaceutical company customers. The GeneSeq HCV (NS3) and PhenoSense HCV assays are in development pending the evolution of clinical or drug development need for such testing.

Following our merger with ACLARA, some of our research and development expenditures are now directed at continuing the research and development of the eTag System. Our eTag technology has potential application as a research tool in drug discovery and development in gene expression profiling and protein expression analysis. We do not expect to incur significant expenditures for these applications in the future and are no longer making these services and products generally available to customers. Our eTag technology has the potential, through detection of unique protein-based biomarkers, to differentiate likely responders from non-responders to certain targeted therapies in certain patient groups. Assays based on this technology have the potential to be used as aides for patient selection in pharmaceutical companies’ clinical trials of therapeutic products targeted on specific patient populations and as diagnostic services and/or kits to guide physicians in the selection of appropriate therapies for particular patients. Products in development are as follows:

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

Sales and marketing. Sales and marketing expenses were $4.1 million and $7.4 million for the three and six months ended June 30, 2006, compared to $3.3 million and $5.8 million for the corresponding periods in 2005. The increase was primarily attributable to a change of $0.4 million and $1.0 million in stock-based compensation expense for the three and six months ended June 30, 2006 and expansion of our commercial organization. For the three and six months ended June 30, 2006, we recorded $0.5 million and $0.9 million stock-based compensation expenses primarily related to the recognition of option and employee stock purchase plan expenses in accordance with SFAS 123R. For the three months and six months ended June 30, 2005, we recorded adjustments from stock-based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period. These adjustments were unfavorable by $0.1 million and favorable by $0.1 million for the three months and six months ended June 30, 2005, respectively. We expect sales and marketing expenses in 2006 to increase from 2005 levels due to increase in sales and marketing activities related to our HIV products, hiring personnel and expansion of programs in preparation for the introduction of oncology products.

General and administrative. General and administrative expenses were $4.3 million and $7.9 million for the three and six months ended June 30, 2006, compared to $3.2 million and $4.9 million for the corresponding periods in 2005. The increase for the three months ended June 30, 2006, as compared to the same period in 2005, was primarily due to $0.5 million restructuring accrual adjustment due to delay of subleasing the Mountain View facility and a change of $0.2 million in stock-based compensation expense. The increase for the six months ended June 30, 2006 as compared to the same period in 2005 was primarily related to a change of $2.1 million in stock-based compensation expense. For the three and six months ended June 30, 2006, we recorded $0.7 million and $1.4 million stock-based compensation expenses primarily related to the recognition of option and employee stock purchase plan expenses in accordance with SFAS 123R. For the three months and six months ended June 30, 2005, we recorded adjustments from stock-based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period. These adjustments were unfavorable by $0.4 million and favorable by $0.7 million for the three months and six months ended June 30, 2005, respectively.

Stock-based Compensation. Stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123R for the three and six months ended June 30, 2006 was $1.5 million and $3.2 million. There was no stock-based compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2005. However, in connection with our merger with ACLARA, we recorded adjustments from stock-based compensation related to variable accounting for assumed ACLARA stock options, deferred compensation amortization and CVR expenses related to vested options during the period. These adjustments were unfavorable by $0.7 million and favorable by $1.3 million for the three and six months ended June 30, 2005, respectively. As of June 30, 2006, the total remaining unrecognized compensation cost related to the unvested stock options amounted to $9.8 million which will be amortized over the weighted-average remaining requisite service period of 1.45 years.

The table below sets out stock-based compensation expenses recognized under SFAS 123R for the three and six months ended June 30, 2006, stock-based compensation related to variable accounting for the assumed ACLARA stock options with CVRs attached for the three and six months ended June 30, 2005 and CVR expenses related to vested options for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Cost of product revenue	$143	$—	$320	$—
Research and development	757	182	1,300	(466)
Sales and marketing	471	80	877	(132)
General and administrative	656	461	1,403	(687)

	$2,027	$723	$3,900	$(1,285)

These items are expected to continue to have an effect on results of operations in future quarters and this impact may be material.

In addition, we accounted for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued over their service periods, which approximates the vesting period. Stock-based compensation expenses for non-employees were $15,000 and $25,000 for the three and six months ended June 30, 2006, respectively, and $19,000 and $38,000 for the corresponding periods in 2005.

Interest and other income, net. Interest and other income, net was $0.5 million and $1.1 million for the three and six months ended June 30, 2006, compared to $0.6 million and $1.1 million for the corresponding periods in 2005. The decrease during the three months ended June 30, 2006, as compared to the same period in 2005, was primarily due to $0.1 million interest expense related to the convertible promissory note entered with Pfizer. See Note 9, “Collaboration and Note Purchase Agreement,” to the financial statements for further discussion.

Contingent value rights revaluation. Our liability under the CVRs was recorded at the closing of our merger with ACLARA at fair value, estimated using a calculation based on a Black-Scholes valuation of the underlying CVR securities of $0.66 per CVR. Because subsequent to the closing of the merger, an active trading market had been established, this liability was revalued based on the actual closing price of the CVRs on the OTC Bulletin Board at the end of each quarter. In June 2006, the amount payable related to the outstanding CVRs was determined at $0.88 per CVR and approximately $57.0 million of cash payment was made to CVR holders on June 14, 2006. This revaluation led to $16.5 million unfavorable adjustment to the liability and is reflected as non-operating expense in the statement of operations for the three and six months ended June 30, 2006. For the three and six months ended June 30, 2005, this revaluation led to a $4.1 million favorable and $1.2 million unfavorable adjustment, respectively, to the liability and is reflected as non-operating income and expense in the statement of operations.

Preferred stock dividend. We recorded preferred stock dividends of $76,000 and $162,000 for the three and six months ended June 30, 2005. The Series A Preferred Stock issued in 2001 bore dividends payable twice a year in shares of common stock. In June 2005, all outstanding shares of Series A Preferred Stock were converted to common stock.

LIQUIDITY AND CAPITAL RESOURCES

We expect our available cash and cash equivalents and short-term investments of $35.2 million at June 30, 2006, funds provided by the sale of our products, contract revenue, and borrowing under equipment financing arrangements will be adequate to fund our operations at least for the next twelve months.

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

In connection with the merger with ACLARA, we issued CVRs to ACLARA stockholders and were obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined at $0.88 per CVR and approximately $57.0 million of cash payment was made to CVR holders on June 14, 2006. Holders of assumed ACLARA options are entitled to receive a cash payment of $0.88, upon future exercise of those options, for each CVR that would have been issuable to them had the option been exercised prior to the CVR maturity date. At June 30, 2006, assumed ACLARA options to purchase 3.4 million shares of the Company’s common stock were outstanding, of which 3.0 million shares were vested. The aggregate potential liability related to all these options at June 30, 2006 was $3.0 million. Of this, $2.6 million is reflected on the balance sheet at June 30, 2006 in respect of options vested and the remainder will be recognized as the options vest in the future. Upon exercise of these options, we will receive aggregate exercise proceeds of $6.5 million, offsetting the potential CVR payments of $2.6 million. See Note 5, “Contingent Value Rights,” to the financial statements for further discussion.

Net cash used in operating activities for the six months ended June 30, 2006 was $13.8 million, primarily due to the payment of approximately $57 million in settlement of the CVR liability of which $14.3 million was reflected in operating activities relating to the post merger CVR revaluation and $42.8 million was recorded in financing activities relating to the initial valuation of the CVR at the closing of the merger with ACLARA at $0.66 per CVR. Net cash used in operating activities for the six months ended June 30, 2005 was $4.3 million. Cash flows from operating activities can vary significantly due to various factors including changes in accounts receivable, accrued liabilities and deferred revenue related to new arrangements with customers. The average collection period of our accounts receivable as measured in days sales outstanding can vary and is dependent on various factors, including the type of revenue (i.e. patient testing, pharmaceutical company testing or contract revenue), the payment terms related to that revenue, and whether the related revenue was recorded at the beginning or end of a period.

Net cash provided by investing activities of $24.4 million for the six months ended June 30, 2006, resulted primarily from net maturities and sales of short-term investments of $25.9 million offset by capital expenditures of $1.2 million. Net cash provided by investing activities of $1.2 million for the six months ended June 30, 2005 resulted primarily from maturities and sales of short-term investments offset by payment of transaction costs related to our merger with ACLARA of $4.7 million and capital expenditures of $2.3 million.

Net cash used in financing activities of $14.7 million for the six months ended June 30, 2006 resulted primarily from proceeds of $25.0 million from the issuance of a convertible promissory note to Pfizer, approximately 57 million in settlement of the CVR liability of which $42.8 million was recorded in financing activities which related to the initial valuation of the CVR at the closing of the merger with ACLARA at $0.66 per CVR, and $3.2 million in proceeds from the exercise of stock options for approximately 2.4 million shares of common stock. Net cash provided by financing activities of $6.5 million for the six months ended June 30, 2005 resulted primarily from $5.5 million in proceeds from the exercise of warrants for approximately 5.0 million shares of common stock.

At June 30, 2006, we leased a building with 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides us with an option to extend the term for an additional ten years. In addition, at June 30, 2006, we subleased approximately 27,000 square feet in South San Francisco, California. This sublease expires in December 2006 and provides us with an option to extend the term for one year.

As a result of the merger with ACLARA, we assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. This lease expires in July 2009. We relocated the employees and operations from that facility to the South San Francisco facilities in the second quarter of 2005 and are seeking a subtenant for this space. As of June 30, 2006, we had approximately $4.1 million of lease obligation related to this facility. We also assumed a loan agreement for leasehold improvements at an interest rate of 8.5% per annum. The loan matures on July 1, 2009 and the amount outstanding at June 30, 2006 was $0.3 million, of which $0.1 million is included in current liabilities and $0.2 million is included in long-term liabilities.

In June 2002, we assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In the event of default by the assignee, we would be contractually obligated for payments under the lease of: $0.3 million in 2006; $1.5 million in 2007; $1.5 million in 2008; $1.6 million in 2009; $1.6 million in 2010 and $0.7 million in 2011.

In August 2005, we entered into a loan agreement of $0.7 million to finance our insurance premiums at an interest rate of 6.75% per annum. The loan was fully repaid as of May 2006.

In September 2005, we entered into a capital lease agreement for $0.3 million of equipment at an interest rate of 7.8% per annum. The lease will be repaid in monthly installments through September 30, 2008.

At June 30, 2006, future minimum payments, excluding the lease assignment guarantee described above, are as follows:

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Operating lease obligations	$2,809	$4,316	$1,478	$—	$8,603
Equipment financing arrangements	142	161	—	—	303
Convertible promissory note	—	—	25,000	—	25,000
Convertible promissory note interest payment	651	1,500	849	—	3,000
Loan payable	101	202	9	—	312
Purchase obligations	394	—	—	—	394

Total	$4,097	$6,179	$27,336	$—	$37,612

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

In infectious disease, our PhenoSense and other testing products have established a leading position in the market for HIV drug resistance testing in the United States. These tests, including our Tropism Assay, are currently in use in clinical trials of a new class of HIV drug, called CCR5 inhibitors. If these trials are successful and if our tests are determined to play an important role in the use of the drugs once approved, the need for our testing could increase in the United States and internationally. Our tests are not currently available outside of the United States and we do not have any experience in delivery of testing services or products outside of the United States. Under the Collaboration Agreement with Pfizer, Pfizer has agreed to reimburse us for our costs in establishing and maintaining any logistics infrastructure that may be required to make our Tropism Assay available in those countries required by Pfizer.

In oncology, our eTag technology has been used in a research setting by pharmaceutical and biotechnology companies and has been evaluated by these companies for use as an aide in clinical trials. We plan to deliver a testing service for use by both pharmaceutical companies and physicians in connection with the treatment of cancer patients through our existing clinical laboratory. Additionally we may develop test kits that may be subject to the regulatory authority of the Food and Drug Administration, or FDA. To market FDA-approved test kits we will have to develop a manufacturing facility that is compliant with the FDA’s Good Manufacturing Procedures, or GMP, regulations, or develop a partnership with a third party that operates such a facility. For both approaches to commercializing our eTag technology, we will have to conduct clinical studies, expand our laboratory facilities and expand our sales and marketing organization and promotional programs. Clinical studies will be required to provide physicians with the data on which they may base their decisions to utilize the testing products, and in the case of FDA-approved test kits, to satisfy FDA requirements. For all these reasons, we expect our operating and capital expenditures will increase in the future as we commercialize testing services and kits.

During 2006, we made capital expenditures of approximately $1.2 million. While we do not currently have any additional material commitments for future capital expenditures and believe that our existing facilities are currently adequate for our business level, we expect that we will have additional requirements for facilities and capital expenditures as we expand our clinical laboratory to accommodate commercial availability of eTag assays for oncology, expand our commercial infrastructure in anticipation of the introduction of oncology products, potentially establish an FDA compliant manufacturing facility and make our HIV and oncology assays available globally in support of drugs for which our tests may be important diagnostics.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principle if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investments as of June 30, 2006 would have potentially declined by approximately $0.2 million. The fair market value of the Senior Secured Convertible Note (the “Note”) purchased by Pfizer is also subject to interest rate risk. Generally the fair market value of the Note will increase as interest rates fall and decrease as the interest rates rise but the interest rate changes do not impact our financial position, cash flows or results of operations.

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

We have not achieved profitability and we anticipate continuing losses, which may cause our stock price to fall.*

We have experienced significant losses each year since inception, and we expect to continue to incur additional losses as we complete the development of the eTag technology and commercialize products for oncology. We have experienced losses applicable to common stockholders of $25.1 million for the six months ended June 30, 2006. As of June 30, 2006, we had an accumulated deficit of approximately $250.4 million, including a charge in 2004 of $100.6 million for in-process research and development related to our merger with ACLARA. We expect to continue to incur losses, primarily as a result of expenses related to:

•	research and product development costs, including the continued development and validation of the eTag technology and products based on that technology;

•	clinical studies to validate the effectiveness of eTag assays as tests for responsiveness of cancer patients to particular cancer therapies;

•	sales and marketing activities related to existing and planned products, including the development of a sales organization focused on the oncology market;

•	additional clinical laboratory and research space and other necessary facilities;

•	general and administrative costs to support growth of the business;

•	charges for stock-based compensation resulting from the implementation of SFAS 123R in the first quarter of 2006; and

•	charges for vacating and subleasing the former ACLARA facility in Mountain View, California that are in excess of the restructuring liability at June 30, 2006.

If our losses continue, our liquidity may be impaired, our stock price may fall and our stockholders may lose part or all of their investment.

New entry inhibitor drugs for treatment of HIV may not be successful in clinical trials, trials may be terminated and if successful, the drugs may not require our testing services when approved. If the drugs are approved by FDA and require our testing services, we may not be able to adequately meet the demand for these services in all markets.*

Our testing services, including our HIV Co-Receptor Tropism Assay, have been used by certain pharmaceutical company customers in phase III clinical trials of the new class of CCR5 Entry Inhibitor drugs. One of these trials was initiated by a pharmaceutical company customer in 2004 and was a significant source of revenue in 2005. An additional phase III trial was initiated by a second pharmaceutical company customer in July 2005, although in October 2005 this trial was terminated as a result of observed liver toxicity in the Phase III trial and related Phase II trial. Testing for a third phase III trial sponsored by a third pharmaceutical company customer was anticipated in the fourth quarter of 2005, although in this case a related phase II trial was terminated in October 2005 by the same customer due to a return of detectable virus in some patients late in therapy compared to the control regimen, and the timing for the phase III trial is not known. The use of our testing services in these programs generated additional pharmaceutical testing revenues in 2005 and in the first half of 2006.

Pfizer, the customer whose phase III trial was initiated in late 2004 and is ongoing, accounted for 19%, 22% and 27% of our total revenue for the year ended December 31, 2005, three and six months ended June 30, 2006, respectively, including revenue related to the phase III trial. If the drugs get approved this could also be a source of future patient testing revenues. Enrollment in the trial has been completed, although some testing for patient monitoring is ongoing. Accordingly, revenue from this trial, and total revenue, are expected to be reduced in the second half of 2006 in comparison to the first half of the year. However, the progress of such clinical trials and the likelihood of trials being successful and the drugs receiving FDA approval are subject to significant uncertainty and are determined by factors outside of our control. Difficulties encountered by our pharmaceutical company customers related to patient enrollment, drug performance, regulatory considerations and other factors could cause the trials to be delayed or terminated, as has already happened as described above. If additional such events occurred, our pharmaceutical testing revenues would be adversely affected and could decline. If safety or efficacy concerns arise related to the entire class of CCR5 Entry Inhibitor drugs, all clinical trials related to this class of drugs could be terminated, which would abruptly and negatively impact our revenues. There is also no guarantee that our testing services will be required or used by physicians if the drugs are approved by the FDA. If such use does not develop after approval then these drugs will not generate significant future patient testing revenues. If the drugs are approved and our testing services are required for these drugs, we may not be able to deliver our testing services on a global basis in support of the drugs, which could damage our market position, adversely affect our business, and cause our revenues to decline.

We derive a significant portion of our revenues from a small number of customers and our revenues may decline significantly if any major customer cancels, reduces or delays a purchase of our products.*

Our revenues to date consist, and are anticipated to consist in 2006, largely of sales of HIV testing products. We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 20% and 19% for the three and six months ended June 30, 2006, respectively, and 24% for both corresponding periods in 2005. Pfizer represented approximately 22% and 27% of our total revenue for the three and six months ended June 30, 2006, respectively and 17% and 15% of our total revenue for corresponding periods in 2005. Quest Diagnostics Incorporated represented approximately 10% and 9% of our total revenue for the three and six months ended June 30, 2006, respectively, and 11% and 9% for the corresponding periods in 2005. Gross accounts receivable balances from Medicare and Medicaid represented 28% and 33% of gross accounts receivable balance at June 30, 2006 and December 31, 2005, respectively. It is likely that we will have significant customer concentration in the future. Following our entry into a Collaboration Agreement with Pfizer in May 2006, and the amendment of our services agreement with Pfizer, we expect Pfizer’s significance as a customer will grow. Although certain of our agreements with pharmaceutical company customers have provisions for minimum purchases, these provisions are generally subject to annual renewal or cancellation provisions. The loss of any major customer, a slowdown in the pace of increasing physician and physician group sales as a percentage of sales, cancellation or non-renewal of agreements with pharmaceutical company customers, the delay of significant orders from any significant customer, even if only temporary, or delays or terminations of clinical trials by pharmaceutical company customers, could have a significant negative impact on our revenues and our ability to fund operations from revenues, generate cash from operations or achieve profitability.

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

We have never been subject to breach remedies in the case of failure to meet performance standards like those in the Pfizer collaboration agreement, and we may be unable to meet them. The performance standards include standards regarding shipment times, assay turnaround times, percent of unscreenable samples and assay sensitivity. In addition, patient blood samples originating outside the United States will be included in the overall performance standards. We anticipate that under the collaboration agreement we will receive patient samples from countries and laboratories that we have not previously dealt with, although individual sites and countries must meet minimum volume and performance standards before they are included in the overall performance standard calculations. Samples from these sources may not be consistently collected or maintained in accordance with our requirements, which could make a sample unscreenable or lead to unacceptable variability in the assay results. While we and Pfizer have agreed to exclude third party sample collection problems from the measurement of our performance under the collaboration agreement, there may be instances where we are unable to identify a sample collection problem, or where we and Pfizer disagree as to whether or not a performance issue is attributable to such a problem. In performing under the collaboration agreement, we will need to contract with third party laboratories outside the United States. We do not have experience in negotiating and managing relationships with overseas laboratories, and may have difficulty doing so. In addition, we anticipate that certain HIV variants will be more prevalent in patient populations in some countries from which we will be receiving patient samples under the collaboration, and with which we do not have extensive prior experience. Our assay may not work effectively with these variants, or may require additional enhancements. The foregoing and other factors may make us unable to perform under our collaboration with Pfizer, which could constitute a material breach of the collaboration agreement.

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

In the past, the FDA has not required that genotypic or phenotypic testing conducted at a clinical laboratory be subject to premarketing clearance or approval, although the FDA has stated that it believes its jurisdiction extends to tests generated in a clinical laboratory. We received a letter from the FDA in September 2001 that asserted such jurisdiction over in-house tests like ours, but which also stated the FDA was not currently requiring premarket approval for HIV monitoring tests such as ours provided that the promotional claims for such tests are limited to its analytical capabilities and do not mention the benefit of making treatment decisions on the basis of test results. The FDA letter to us also asserted that our GeneSeq ™ test had been misbranded due to the use of purchased analyte specific reagents, or ASRs, if test reports do not include a statement disclosing that the test has not been cleared or approved by the FDA. Since 2002, we have utilized in-house prepared ASRs in our products. The FDA has indicated in discussions that the focus of the letter was our genotypic tests and not our phenotypic tests, but there is no certainty its focus will remain narrow.

We have had several discussions with the FDA related to its positions set forth in the letter. We do not at this point believe the FDA will require us to take steps that materially affect our business or financial performance, but cannot guarantee this will remain the case.

As our Co-Receptor Tropism Assay has been used in phase III trials of CCR5 inhibitor drug candidates, we have at the FDA’s request filed a master file with the FDA providing information about the operation and validation of the assay. We have had several discussions with the FDA regarding this information and the use of our tests as a patient selection tool in such trials. While we believe that we will be able to provide our Co-Receptor Tropism Assay as a CLIA based service for use as a patient selection tool for CCR5 drugs once those drugs are approved by the FDA, there is no guarantee that the FDA will not seek to regulate such services.

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

As of June 30, 2006, our total number of employees is approximately 290. Our proposed testing products using the eTag technology and our commercialization infrastructure have not yet been developed, and the two will need to be integrated as a necessary part of the development process. We do not have experience in commercializing testing products for use in the oncology field. We face challenges inherent in efficiently managing an increased number of employees and addressing new markets, including the need to implement appropriate systems, policies, benefits and compliance programs and the need to build a sales organization focused on oncologists.

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

If we are unable to successfully develop products based on the eTag technology, acquired in our merger with ACLARA, our financial results, including earnings (loss) per common share, could be adversely affected. In accordance with United States generally accepted accounting principles, we have accounted for the merger with ACLARA as a business combination. We have allocated the total purchase price to the acquired net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of completion of the merger, and have recorded the excess of the purchase price over those fair values as goodwill. In addition, we have capitalized certain patent costs related to our infectious disease technologies and products.

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

Government and third-party payors, including Medicare and Medicaid, require that we identify the services we perform in our clinical laboratory using industry standard codes known as the Current Procedural Terminology, or CPT, codes, which are developed by the American Medical Association, or AMA. Most payors maintain a list of standard reimbursement rates for each such code, and our ability to be reimbursed for our services is therefore effectively limited by our ability to describe the services accurately using the CPT codes. From time to time, the AMA changes its instructions about how our services should be coded using the CPT codes. If these changes leave us unable to accurately describe our services or we are not coordinated with payors such that corresponding changes are made to the payors’ reimbursement schedules, we may have to renegotiate our pricing and reimbursement rates, the changes may interrupt our ability to be reimbursed, and/or the overall reimbursement rates for our services may decrease dramatically. In addition, we may spend significant time and resources to minimize the impact of these changes on reimbursement.

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

Our loan arrangement with Pfizer imposes restrictions on how we conduct our business, and if we fail to meet our obligations to Pfizer under the loan, our payment obligations may be accelerated and the collateral for the loan may be forfeited.*

In May 2006, in connection with our entry into a Collaboration Agreement, we and Pfizer entered into a Note Purchase Agreement, pursuant to which we sold to Pfizer a 3% Senior Secured Convertible Note in the principal amount of $25 million. The Note will mature four years from its date of issuance, on May 19, 2010. We will pay interest on the Note quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on June 30, 2006. Subject to certain limitations, we will be entitled to make interest payments using shares of our common stock. The Note is convertible into shares of our common stock at the election of Pfizer. We will be required, under the terms of the Note, to repurchase the outstanding amount of the Note at the election of Pfizer upon change of control events described in the Note, or if our common stock is no longer listed or quoted on the Nasdaq National Market or an established automated over-the-counter trading market, including, if applicable, the OTC Bulletin Board. The Note will be secured by a first priority security interest in favor of Pfizer in our assets related to our HIV testing business.

Under the terms of the Note, we are prohibited from incurring certain types of indebtedness and certain liens on our assets without Pfizer’s prior consent. We are also subject to certain other covenants as set forth in the Note, including limitations on our ability to enter into new lines of business. These limitations imposed by the Note could impair our ability to operate or expand our business.

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

Billing complexities associated with health care payors could delay our accounts receivable collection, impair our cash flow and limit our ability to reach profitability.*

Billing for laboratory services is complex. Laboratories must bill various payors, such as Medicare, Medicaid, insurance companies, doctors, employer groups and patients, all of whom have different requirements. For the six months ended June 30, 2006 and 2005, approximately 19% and 24%, respectively, of our revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. In addition, gross accounts receivable balances from Medicare and Medicaid represented 28% and 33% of gross accounts receivable balance at June 30, 2006 and December 31, 2005, respectively. Billing difficulties often result in a delay in collecting, or ultimately an inability to collect, the related receivable. This impairs cash flow and ultimately reduces profitability if we are required to record bad debt expense and/or contractual adjustments for these receivables. Our accounts receivable balances have increased during 2006 and 2005. We recorded bad debt expense of $0.3 million and $0.4 million for the six months ended June 30, 2006 and 2005, respectively.

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

The intellectual property protection for our technology and trade secrets may not be adequate, allowing third parties to use our technology or similar technologies, and thus reducing our ability to compete in the market.*

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

With respect to our viral disease portfolio, as of June 30, 2006 we have approximately 180 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 42 issued patents. With respect to our potential oncology products and eTag technology, we currently have approximately 149 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 19 issued patents. We have 120 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 75 issued or allowed patents, relating to the historic microfluidics business of ACLARA. We had licensed certain patents under the Roche license discussed above. These patents covered a broad range of technology applicable across our entire current and planned product line. We have also licensed certain technology from Third Wave Technologies for gene expression based assays for research applications.

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

We have historically used stock options and other forms of equity-related incentives as a key component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of long-term vesting, encourage employees to remain with us. The Financial Accounting Standards Board has issued changes to the U.S. generally accepted accounting principles that have required us to record a charge to earnings for employee stock option grants and other option plans commencing in the first quarter of 2006. Moreover, applicable stock exchange listing standards related to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future, which may result in changes in our equity compensation strategy. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees, and such a change in accounting rules may adversely impact our future financial condition and operating results.

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

Our operating results may fluctuate from quarter to quarter, making it likely that, in some future quarter or quarters, we will fail to meet estimates of operating results or financial performance, causing our stock price to fall.*

If revenue declines in a quarter, our losses will likely increase or our earnings will likely decline because many of our expenses are relatively fixed. Though our revenues may fluctuate significantly as we continue to build the market for our products, expenses such as research and development, sales and marketing and general and administrative are not affected directly by variations in revenue. The cost of our product revenue could also fluctuate significantly due to variations in the demand for our products and the relatively fixed costs to produce them. In addition, we could experience significant fluctuations in our statement of operations for stock-based compensation. We will not be able to accurately predict how volatile our future operating results will be because our past and present operating results, which reflect moderate sales activity, are not indicative of what we might expect in the future. As a result it will be very difficult for us to forecast our revenues accurately and it is likely that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results will be difficult to predict, period-to-period comparisons of our results of operations may not be a good indication of our future performance.

In the event that we need to raise additional capital, our stockholders could experience substantial additional dilution. If such financing is not available on commercially reasonable terms, we may have to significantly curtail our operations or sell significant assets and may be unable to continue as a going concern.*

We anticipate that our capital resources, together with funds from the sale of our products, contract revenue and borrowing under equipment financing arrangements, will enable us to maintain our current research and development, marketing, production and general administrative activities related to HIV drug resistance in the United States, together with the development and initial commercialization of the eTag technology, at least for the next twelve months. The commercialization of the eTag technology is expected to include the development of a testing service and possibly test kits for use in connection with the treatment of cancer patients. However, we may need additional funding to accomplish these goals. To the extent operating and capital resources are insufficient to meet our obligations, including lease payments and future requirements, we will have to raise additional funds to continue the development, commercialization and expansion of our technologies, including the eTag technology and products based on that technology. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, we cannot guarantee that additional financing, in any form, will be available at all, or on terms acceptable to us. If we sell equity or convertible debt securities to raise additional funds, our existing stockholders may incur substantial dilution and any shares so issued will likely have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common and preferred stock. In the event financing is not available in the time frame required, we could be forced to reduce our operating expenses, curtail sales and marketing activities, reschedule research and development projects or delay, scale back or eliminate some or all of our activities. Further, we might be required to sell certain of our assets or obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize on our own. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could make it difficult or impossible to implement our long-term business plans or could affect our ability to continue as a going concern.

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

Concentration of ownership among some of our stockholders may prevent other stockholders from influencing significant corporate decisions.*

Approximately 60% of our common stock is beneficially held by our directors, our executive officers, and greater than five percent stockholders. The most significant of these stockholders in terms of beneficial ownership are Perry Corp., Federated Investors, Inc., Stephens Investment Management, Inc., Pfizer and Deutsche Bank AG. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control of Monogram Biosciences at a premium price if these stockholders oppose it.

Our stock price may be volatile, and our common stock could decline in value.*

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

If our stockholders sell substantial amounts of our common stock, the market price of our common stock may fall.*

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock may fall. As of June 30, 2006 we had outstanding options under our employee stock options plan to purchase 19.1 million shares of our common stock, which represents approximately 15% of our common stock outstanding on June 30, 2006, at a weighted-average price of $2.40 per share. Sales of substantial amounts of our common stock, whether currently outstanding, or issued as the result of option exercises, might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Sales of a substantial number of shares could occur at any time. This may decrease the price of our common stock and may impair our ability to raise capital in the future.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Footnote	Exhibit Number

(1) 3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(1) 3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(2) 3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(3) 3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(1) 3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(1) 3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(1) 3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(1) 3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(1) 3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(4) 3.5	Bylaws, as currently in effect.

4.1	Reference is made to Exhibits 3.1 through 3.5.

(3) 4.2	Specimen Stock Certificate.

(2) 4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

(5) 10.38	Note Purchase Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(5) 10.39	Monogram Biosciences, Inc. 3.0% Senior Secured Convertible Note Due May 19, 2010, issued to Pfizer Inc.

(5) 10.40	Note Security Agreement, dated May 5, 2006, by and between Monogram Biosciences, Inc. and Pfizer Inc.

*10.41	Collaboration Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

10.42	Collaboration Security Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934.

(1)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-135096) and incorporated herein by reference.
*	Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

MONOGRAM BIOSCIENCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on August 9, 2006.

Monogram Biosciences, Inc.

By:	/s/ William D. Young
William D. Young
Chief Executive Officer (On Behalf of the Registrant)

/s/ Alfred G. Merriweather
Alfred G. Merriweather
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

MONOGRAM BIOSCIENCES, INC.

EXHIBITS INDEX

Exhibit Footnote	Exhibit Number
(1) 3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(1) 3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(2) 3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(3) 3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(1) 3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(1) 3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(1) 3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(1) 3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(1) 3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(4) 3.5	Bylaws, as currently in effect.

4.1	Reference is made to Exhibits 3.1 through 3.5.

(3) 4.2	Specimen Stock Certificate.

(2) 4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

(5) 10.38	Note Purchase Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(5) 10.39	Monogram Biosciences, Inc. 3.0% Senior Secured Convertible Note Due May 19, 2010, issued to Pfizer Inc.

(5) 10.40	Note Security Agreement, dated May 5, 2006, by and between Monogram Biosciences, Inc. and Pfizer Inc.

*10.41	Collaboration Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

10.42	Collaboration Security Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934.

(1)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-135096) and incorporated herein by reference.
*	Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.