Form 10-Q
period 2006-09-30
Monogram Biosciences, Inc.
filed 2006-11-07
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 2, 2006 there were 131,025,716 shares of the registrant’s common stock outstanding.

MONOGRAM BIOSCIENCES, INC.

MONOGRAM BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2006	December 31, 2005 (1)
ASSETS
Current assets:
Cash and cash equivalents	$8,030	$7,616
Short-term investments	28,115	57,398
Restricted cash	50	50
Accounts receivable, net	7,225	9,063
Prepaid expenses	1,527	1,107
Inventory	1,245	1,170
Other current assets	486	790

Total current assets	46,678	77,194
Property and equipment, net	7,956	8,580
Goodwill	9,927	9,927
Deferred costs	953	—
Other assets	2,032	1,977

Total assets	$67,546	$97,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,827	$1,751
Accrued compensation	2,112	2,271
Accrued liabilities	5,473	4,116
Current portion of restructuring costs	1,609	1,417
Deferred revenue	637	383
Current portion of loans payable and capital lease obligations	5,824	596
Contingent value rights	2,769	42,676

Total current liabilities	21,251	53,210
Long-term portion of restructuring costs	990	1,916
Long-term convertible promissory note	25,000	—
Long-term deferred revenue	953	—
Long-term portion of loans payable and capital lease obligations	293	445
Other long-term liabilities	314	336

Total liabilities	48,801	55,907

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000,000 shares authorized; 130,840,177 and 127,668,136 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	131	128
Additional paid-in capital	275,839	267,526
Accumulated other comprehensive loss	(216)	(514)
Deferred compensation	—	(81)
Accumulated deficit	(257,009)	(225,288)

Total stockholders’ equity	18,745	41,771

Total liabilities and stockholders’ equity	$67,546	$97,678

(1)	The condensed balance sheet as of December 31, 2005 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to Condensed Financial Statements.

MONOGRAM BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Product revenue	$10,415	$12,136	$35,418	$31,994
Contract revenue	687	1,002	2,310	3,552

Total revenue	11,102	13,138	37,728	35,546

Operating costs and expenses:
Cost of product revenue	5,962	5,406	17,307	14,720
Research and development	4,638	4,776	14,421	13,724
Sales and marketing	3,819	3,095	11,264	8,916
General and administrative	3,377	2,808	11,240	7,665

Total operating costs and expenses	17,796	16,085	54,232	45,025

Operating loss	(6,694)	(2,947)	(16,504)	(9,479)

Interest and other income, net	90	585	1,233	1,689
Contingent value rights revaluation	—	(7,249)	(16,450)	(8,493)

Net loss	(6,604)	(9,611)	(31,721)	(16,283)
Preferred stock dividend	—	—	—	(162)

Net loss applicable to common stockholders	$(6,604)	$(9,611)	$(31,721)	$(16,445)

Basic and diluted net loss per common share	$(0.05)	$(0.08)	$(0.24)	$(0.13)

Weighted-average shares used in computing basic and diluted net loss per common share	130,694	126,526	130,223	122,265

See accompanying notes to Condensed Financial Statements.

MONOGRAM BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(31,721)	$(16,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Contingent value rights revaluation	17,164	8,776
Depreciation and amortization	2,282	2,632
Stock-based compensation expense under SFAS 123R	4,716	—
Stock-based compensation adjustment under APB 25	—	(1,977)
Provision for doubtful accounts	375	501
Loss on disposal of property and equipment	—	20
Change in assets and liabilities:
Accounts receivable	1,463	(1,335)
Prepaid expenses	(420)	(655)
Inventory	(75)	(240)
Other current assets	304	(38)
Accounts payable	1,076	(206)
Accrued compensation	(159)	358
Accrued liabilities	1,357	1,438
Accrued restructuring costs	(734)	(1,603)
Short-term deferred revenue	254	(57)
Contingent value rights revaluation payment	(14,284)	—
Other long-term liabilities	22	24

Net cash used in operating activities	(18,380)	(8,645)

INVESTING ACTIVITIES:
Purchases of short-term investments	(15,039)	(34,393)
Maturities and sales of short-term investments	44,620	42,403
Capital expenditures	(1,528)	(2,681)
Transaction costs related to merger	—	(4,689)
Other assets	(185)	44

Net cash provided by investing activities	27,868	684

FINANCING ACTIVITIES:
Principal payments on loans payable and capital lease obligations	(661)	(594)
Proceeds from convertible promissory note	25,000	—
Proceeds from loans payable	5,693	712
Contingent value rights payment	(42,787)	—
Proceeds from issuance of common stock	3,681	7,242

Net cash (used in) provided by financing activities	(9,074)	7,360

Net (decrease) increase in cash and cash equivalents	414	(601)
Cash and cash equivalents at the beginning of the period	7,616	6,027

Cash and cash equivalents at the end of the period	$8,030	$5,426

SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Preferred stock converted into common shares	$—	$1,810
Stock dividend to preferred stockholders	$—	$118
Assets acquired under capital leases	$—	$310

See accompanying notes to Condensed Financial Statements.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared by Monogram Biosciences, Inc., also referred to as the Company, Monogram, we, us, or our, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair statement have been included. Operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other future periods. Certain prior period amounts have been reclassified to be consistent with current period presentation. The condensed balance sheet as of December 31, 2005 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued statement No. 157, “Fair value Measurements” (“SFAS 157”). This standard establishes the framework for measuring fair value and expands the disclosure requirement for fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a significant impact on the Company’s financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) that provides guidance on the process of quantifying financial statement misstatements. This bulletin is effective for any interim period of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 is not expected to have a significant effect on the Company’s financial position.

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

On November 10, 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. There was no tax benefit realized upon exercise of stock options during the nine months ended September 30, 2006.

The Company uses the Black-Scholes option-pricing valuation model to estimate the grant date fair value of its stock-based awards in accordance with SFAS 123R and SAB 107. The determination of fair value for stock-based awards on the date of grant using an option-pricing model requires management to make certain assumptions regarding: (i) the expected volatility in the market price of the Company’s common stock over the expected term of the awards; (ii) dividend yield; (iii) risk-free interest rates; and (iv) actual and projected employee exercise behaviors (referred to as the expected term). The expected volatility is based on the historical volatilities of our stock for the expected term in effect on the date of grant with considerations to similar public entities in similar markets. The risk-free interest rate is based on the U.S. Zero Coupon Treasury yield for the expected term in effect on the date of grant. The expected term of options represents the period of time that options granted are expected to be outstanding and is derived from actual historical exercise data with considerations to the contractual and vesting terms. The expected term of employee stock purchase plans is equal to the offering period. In addition, SFAS 123R requires the Company to estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation expense in the period of the revision. For the three months ended September 30, 2006, forfeitures were estimated to be approximately 2% over the expected term, based on historical experience. If actual forfeiture rates are materially different from estimates or factors change and we employ different assumptions, future stock-based compensation expense could be significantly different from what the Company has recorded in the current period. Management periodically reviews actual forfeiture experience and revises estimates, as considered necessary.

The weighted-average estimated fair value of options granted during the three months ended September 30, 2006 has been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 4.88%; weighted-average expected term of stock options from grant date of 5.8 years; volatility factor of 77%; and a dividend yield of zero. The weighted-average estimated fair value of options granted during the nine months ended September 30, 2006 has also been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate from 4.6% to 4.9%; weighted-average expected term of stock options from grant date of 5.8 years to 6.1 years; volatility factor of 77% to 88%; and a dividend yield of zero. The weighted-average per share grant date fair value of stock options granted to employees during the three and nine months ended September 30, 2006 was $1.15 and $1.21, respectively. The total fair value of stock options vested during the three and nine months ended September 30, 2006 was $1.3 million and $5.5 million, respectively.

For the three and nine months ended September 30, 2006, the fair value of employee stock purchases is based on an offering period starting December 1, 2005 which has been estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate from 4.3% to 4.4%; expected term from 0.5 year to 2.0 years; volatility factor from 40% to 52%; and a dividend yield of zero.

Stock-based compensation expenses related to stock options and employee stock purchases recognized under SFAS 123R were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	(In thousands)
Cost of product revenue	$140	$460
Research and development	376	1,276
Sales and marketing	351	1,085
General and administrative	553	1,842

	$1,420	$4,663

As of September 30, 2006, the total remaining unrecognized compensation costs related to the non-vested stock options amounted to $8.7 million which will be recognized over the weighted-average remaining requisite service period of 1.34 years. As of September 30, 2006, the total remaining unrecognized compensation costs related to employee stock purchases was $0.2 million which will be recognized over the remainder of the two-year offering period that started December 1, 2005.

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

The fair value of options granted during the three and nine months ended September 30, 2005 had been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate from 3.7% to 4.2%; weighted-average expected term of stock options from grant date of 6.1 years; volatility factor of 88%; and a dividend yield of zero. The weighted-average grant date fair value of stock options granted to employees during the three and nine months ended September 30, 2005 was $1.87 and $1.74, respectively. The total fair value of stock options vested during the three and nine months ended September 30, 2005 was $1.0 million and $3.0 million, respectively.

For the three and nine months ended September 30, 2005, the fair value of employee stock purchases was based on an offering period starting December 1, 2004 which had been estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate from 2.4% to 3.0%; expected term from 0.5 year to 2.0 years; volatility factor from 50% to 78%; and a dividend yield of zero.

The following table provides the Company’s pro forma information as if the fair value method had been applied to the stock-based compensation calculation:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(In thousands, except per share data)
Net loss:
As reported	$(9,611)	$(16,283)
Adjustments:
Stock-based compensation adjustment included in reported net loss	(596)	(2,026)
Stock-based compensation expense for employee awards determined under SFAS 123	(858)	(2,499)

Pro forma net loss	(11,065)	(20,808)
Preferred stock dividend	—	(162)

Pro forma loss applicable to common stockholders	$(11,065)	$(20,970)

Loss per common share:
As reported	$(0.08)	$(0.13)

Pro forma	$(0.09)	$(0.17)

The Company accounts for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued over their service periods, which approximates the vesting period. Stock-based compensation expenses for non-employees were $2,000 and $27,000 for the three and nine months ended September 30, 2006, respectively, and $10,000 and $49,000 for the corresponding periods in 2005.

3. INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. If inventory costs exceed expected market value due to obsolescence or lack of demand, reserves are recorded for the difference between the cost and the estimated market value. These reserves are based on estimates. Inventory consists of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Raw materials	$754	$698
Work in process	491	472

Total	$1,245	$1,170

4. LOSS PER COMMON SHARE

Basic loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented. Diluted loss per common share would give effect to the dilutive impact of potential common shares which consists of convertible promissory note (using the as-if converted method), warrants and stock options (using the treasury stock method). Potentially dilutive securities have been excluded from the diluted loss per common share computations in all periods presented as such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss. At September 30, 2006 and 2005, these potentially dilutive securities are as follows:

	September 30,
	2006	2005
	(In thousands)
Convertible promissory note (as if converted basis)	9,243	—
Outstanding warrants	819	2,383
Outstanding stock options	19,218	18,687

	29,280	21,070

5. CONTINGENT VALUE RIGHTS

As part of the merger with ACLARA BioSciences, Inc. (“ACLARA”), the Company issued Contingent Value Rights (“CVR”) to ACLARA stockholders and was obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined at $0.88 per CVR and a cash payment of approximately $57.0 million was made to CVR holders on June 14, 2006. Holders of assumed ACLARA options are entitled to receive a cash payment of $0.88, upon future exercise of those options, for each CVR that would have been issuable to them had the option been exercised prior to the CVR maturity date. At September 30, 2006, assumed ACLARA options to purchase 3.3 million shares of the Company’s common stock were outstanding, of which 3.0 million shares were vested. The aggregate potential liability related to all these options at September 30, 2006 was $3.0 million. Of this, $2.7 million is reflected on the balance sheet in current liabilities at September 30, 2006 in respect of options vested and the remainder will be recognized as the options vest in the future. Upon exercise of these vested options, the Company will receive aggregate exercise proceeds of $6.6 million, offsetting the potential CVR payments of $2.7 million.

The liability under the CVRs was recorded at the closing of the merger with ACLARA at fair value, estimated using a calculation based on a Black-Scholes valuation of the underlying CVR securities of $0.66 per CVR. Subsequent to the closing of the merger, an active trading market had been established and as a result, this liability was revalued based on the actual closing price of the CVRs on the OTC Bulletin Board at the end of each quarter. In addition, the Company records an additional liability each quarter for additional CVRs related to assumed ACLARA stock options as they vest during each quarter. The Company recorded $0.1 million and $0.3 million for additional CVRs related to assumed stock options that were vested for the three and nine months ended September 30, 2006 and $0.1 million and $0.3 million for the corresponding periods in 2005.

6. COMMITMENTS AND CONTINGENCIES

Commitments

At September 30, 2006, the Company leased a building with 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides the Company with an option to extend the term for an additional ten years. In addition, at September 30, 2006, the Company subleased approximately 27,000 square feet in South San Francisco, California. In September 2006, the Company exercised the option to extend the term of the sublease for one year and the sublease will expire in December 2007.

As a result of the merger with ACLARA, the Company assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. This lease expires in July 2009. The Company relocated the employees and operations from that facility to the South San Francisco facilities in the second quarter of 2005 and is seeking a subtenant for this space. As of September 30, 2006, the Company had $3.8 million of lease obligation related to this facility. The Company also assumed a loan agreement for leasehold improvements at an interest rate of 8.5% per annum. The loan matures on July 1, 2009 and the amount outstanding at September 30, 2006 was $0.3 million, of which $0.1 million is included in current liabilities and $0.2 million is included in long-term liabilities.

In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.2 million in 2006; $0.7 million in 2007; $1.5 million in 2008; $1.6 million in 2009; $1.6 million in 2010 and $0.7 million in 2011.

In August 2006, the Company entered into a loan agreement of $0.7 million to finance its insurance premiums at an interest rate of 7.8% per annum. The loan will be repaid in monthly installment through May 2007.

In September 2005, the Company entered into a capital lease agreement for $0.3 million of equipment at an interest rate of 7.8% per annum. The lease will be repaid in monthly installments through September 30, 2008.

At September 30, 2006, future minimum payments, excluding the lease assignment guarantee described above, are as follows:

	Payments Due By Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(In thousands)
Operating lease obligations	$3,226	$4,788	$621	$—	$8,635
Equipment financing arrangements	142	128	—	—	270
Convertible promissory note	—	—	25,000	—	25,000
Convertible promissory note interest payment (1)	750	1,500	662	—	2,912
Loans payable	5,736	185	—	—	5,921
Purchase obligations	275	—	—	—	275

Total	$10,129	$6,601	$26,283	$—	$43,013

(1)	Subject to certain limitations, the Company is entitled to make such interest payments using shares of its common stock.

In connection with the merger with ACLARA, the Company issued CVRs to ACLARA stockholders and is obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. See Note 5, “Contingent Value Rights,” to the financial statements for further discussion.

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

7. CAPITAL STOCK

Employee Stock Plans

In February 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan (the “Stock Plan”). The Stock Plan permits eligible employees to acquire shares of Monogram Biosciences’ common stock through payroll deductions of up to 15% of their eligible earnings. All full-time employees of Monogram Biosciences, except 5% stockholders, are eligible to participate in the Stock Plan. The purchase price of the shares is the lesser of 85% of the fair value of the shares at the offering date or purchase date, as defined by the Stock Plan. In December 2004, the Company’s stockholders approved the reservation of an additional 1.0 million shares to be reserved for issuance under the Stock Plan and an annual automatic share increase provision to the Stock Plan. The amount of the automatic increase may be reduced to a lesser amount, as determined by the board of directors. During 2006, the Company added 1.0 million shares to the Stock Plan under this provision. Of the 3.0 million shares of common stock reserved for issuance under the Stock Plan, 1.8 million shares were issued as of September 30, 2006.

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

A summary of activity under the Plans is as follows:

		Outstanding Stock Options
	Shares		Weighted
	Available	Number	Average
	for Grant	of Shares	Price Per Share
Balances at December 31, 2005	6,378,860	18,340,968	$2.42

Options granted	(3,906,990)	3,906,990	1.68
Options exercised	—	(2,396,730)	1.33
Options forfeited	633,593	(633,593)	2.96

Balances at September 30, 2006	3,105,463	19,217,635	$2.39

The following table summarizes information about the stock options outstanding under the Plans at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.24 - $1.16	146,188	4.29	$0.80	141,890	$0.79
$1.22 - $1.27	1,532,099	6.48	1.25	1,357,664	1.25
$1.30 - $1.51	898,322	6.77	1.47	687,213	1.47
$1.53 - $2.40	10,845,994	6.85	2.05	3,308,029	2.22
$2.41 - $2.57	1,179,219	6.07	2.52	882,731	2.55
$2.58 - $3.10	2,574,606	5.25	2.83	1,950,793	2.82
$3.13 - $3.14	784,000	2.94	3.14	784,000	3.14
$3.18 - $5.40	573,092	4.20	3.80	563,754	3.81
$5.74 - $8.00	491,265	4.26	6.34	491,265	6.34
$8.56 - $22.13	192,850	4.07	12.05	192,850	12.05

	19,217,635			10,360,189

The weighted-average remaining contractual term of the exercisable stock options at September 30, 2006 is 5.5 years. As of September 30, 2006, the aggregate intrinsic value of outstanding stock options was $0.6 million and the aggregate intrinsic value of exercisable stock options was $0.5 million.

The intrinsic value of options exercised was $4,000 and $1.2 million for the three and nine months ended September 30, 2006, respectively and $39,000 and $0.9 million for the corresponding periods in 2005. The Company received $14,000 and $3.2 million from the exercise of stock options for the three and nine months ended September 30, 2006, respectively and $65,000 and $1.2 million for corresponding periods in 2005, respectively. The Company issues new shares upon the exercise of stock options. There was no tax benefit realized upon exercise of stock options during the three and nine months ended September 30, 2006.

Warrants

For the nine months ended September 30, 2006, the Company issued 0.5 million shares of common stock upon warrant exercises. At September 30, 2006, the outstanding warrants are exercisable for approximately 0.8 million shares of common stock.

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

The following table sets forth an analysis of the components of the restructuring charges:

	Abandonment
	of Facilities	Severance	Total
	(In thousands)
Liabilities assumed in merger with ACLARA	$3,000	$1,054	$4,054
Amounts paid in cash	(1,312)	(1,054)	(2,366)
Change in estimate for restructuring costs related to Mountain View facility	1,645	—	1,645

Balance at December 31, 2005	3,333	—	3,333
Amounts paid in cash	(1,243)	—	(1,243)
Change in estimate for restructuring costs related to Mountain View facility	509	—	509

Balance at September 30, 2006	$2,599	$—	$2,599

Current portion	$1,609	$—	$1,609

Non-current portion	$990	$—	$990

Other Severance Costs

On September 28, 2005, the Company entered into a separation and release agreement with its Chief Technical Officer, Oncology, and recorded a severance charge of $0.4 million in the statement of operations of which $0.3 million has been paid as of September 30, 2006.

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

In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) revenue arrangements entered into after June 15, 2003, that include multiple element arrangements are analyzed to determine whether the deliverables are divided into separate units of accounting or as a single unit of accounting. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed. If the Company cannot reasonably estimate when its performance obligation either ceases or becomes inconsequential, then revenue is deferred until the Company can reasonably estimate when the performance obligation ceases or becomes inconsequential.

The Pfizer collaboration is a multiple element arrangement, including supply of the Trofile assay in additional clinical studies (including early access programs in both the U.S. and outside the U.S.), supply of the Trofile assay for clinical use outside of the U.S., reimbursement of costs for the establishment and operation of supply infrastructure outside of the U.S. and potential assistance to Pfizer in the establishment and operation of a second facility for processing of tropism assays. Under the guidelines of EITF 00-21, the Company has determined that the collaboration with Pfizer should be accounted for as a single unit of accounting due to the absence of established fair values of certain undelivered elements. Accordingly, the Company has deferred revenue under this collaboration until the earlier of establishment of fair values or completion of the deliverables. Additionally, related direct costs that are contractually reimbursable on a non-refundable basis under this collaboration have been deferred.

On May 5, 2006 the Company also entered into a Note Purchase Agreement with Pfizer, pursuant to which it sold to Pfizer a 3% Senior Secured Convertible Note in the principal amount of $25 million (the “Note”). The closing of the sale and issuance of the Note occurred on May 19, 2006. The Note will mature four years from its date of issuance. The Company will pay interest quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on June 30, 2006. Subject to certain limitations, the Company will be entitled to make such interest payments using shares of its common stock instead of cash.

The Note is convertible into shares of the Company’s common stock at the election of its holder at a per share conversion price of $2.7048. Following the effectiveness of the registration statement covering the estimated number of common shares underlying the Note, which occurred June 23, 2006, the Note will automatically convert into shares of the Company’s common stock should the closing price of the Company’s common stock be greater than 150% of the conversion price, or $4.06 per share, for twenty out of the thirty consecutive trading days. The conversion price will adjust automatically upon certain changes to the Company’s capitalization. The Company will be required, under the terms of the Note, to repurchase the outstanding amount of the Note at the election of the holder upon certain change of control events described in the Note, or if its common stock is no longer listed or quoted on the Nasdaq National Market or an established automated over-the-counter trading market (including, if applicable, the OTC Bulletin Board). The Note is secured by a first priority security interest in favor of Pfizer in certain of the Company’s assets related to its HIV testing business.

Under the terms of the Note, the Company is prohibited from incurring certain types of indebtedness and certain liens on its assets. It is also subject to certain other covenants as set forth in the Note, including limitations on its ability to enter into new lines of business after issuance of the Note. An event of default under the Note will occur if the Company: is delinquent in making payments of principal or interest; fails, following notice, to cure a breach of a covenant under the Note, the related security agreement or the Note Purchase Agreement; a representation or warranty under the Note, the related security agreement or the Note Purchase Agreement is materially inaccurate; an acceleration event occurs under certain types of its other secured indebtedness outstanding from time to time; or certain bankruptcy proceedings are commenced or orders granted. As of September 30, 2006, the Company is in compliance with all covenants under the Note.

10. CREDIT AND SECURITY AGREEMENT

On September 29, 2006, the Company entered into a Credit and Security Agreement with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. (“Merrill”). The Credit and Security Agreement (the “Agreement) provides the Company with a revolving credit line, with borrowings against eligible accounts receivable up to a maximum of $10 million. Merrill has been granted a security interest over certain of the Company’s assets, including its accounts receivable, intellectual property used or held for use in connection with its oncology testing business and inventory. The Agreement has a term expiring in March 2010. As of September 30, 2006, approximately $5 million was outstanding under the revolving credit line.

Amounts borrowed under the Agreement will bear interest at a rate per annum equal to a published LIBOR rate plus 4.75%. As of September 30, 2006, the 1-month LIBOR rate was 5.32%. Amounts borrowed under the revolving credit line are repaid as the Company receives payment on its outstanding accounts receivable. The Agreement also provides for the payment by the Company of an unused line fee, a collateral fee, a commitment fee and, in certain circumstances, a deferred commitment fee.

Under the terms of the Agreement, the Company is prohibited from incurring certain types of indebtedness and certain liens on its assets. It is also subject to certain other affirmative and negative covenants as set forth in the Agreement. An event of default under the note will occur if, among other things, the Company: is delinquent in making payments of principal, interest or fees on the revolving credit line; fails, following notice, to cure a breach of a covenant under the Agreement; a representation or warranty under the Agreement is materially inaccurate; certain liquidation or bankruptcy proceedings are commenced or certain orders are granted against Monogram; the security interests granted by the Company in favor or Merrill, fail, in certain circumstances, to constitute valid security interests; or an acceleration event occurs under certain types of the Company’s other secured indebtedness outstanding from time to time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Such forward-looking statements involve risks and uncertainties, and our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed elsewhere in Part II, Item 1A entitled “Risk Factors” and throughout this report.

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

Over the last several years, we have built a business based on the personalized medicine approach in HIV drug resistance testing. Through our merger with ACLARA BioSciences, Inc., or ACLARA, in December 2004, we intend to leverage the experience and infrastructure we have built in the HIV market to the substantially larger market opportunity of cancer testing products utilizing the proprietary eTag technology. We were incorporated in the state of Delaware in November 1995 and commenced commercial operations in 1999. Our revenues have grown in each year since the commencement of commercial operations as our tests for HIV drug resistance have been adopted more broadly. We have two sources of revenue related to HIV- from testing of patient samples and from testing services provided to pharmaceutical companies in their clinical trials. Our Co-Receptor Tropism Assay is being used for selection and monitoring of patients in a phase III clinical trial of the first drug candidate in a new class of entry inhibitor drugs for HIV, called CCR5 antagonists. This trial was initiated by a pharmaceutical company customer in late 2004 and has been a significant source of revenue in 2005 and in the first half of 2006. Enrollment in this trial has now been completed, although some testing for patient monitoring is ongoing. Accordingly, revenue from this trial, and total revenue, are expected to be reduced in the second half of 2006 in comparison to the first half of the year. We are currently generating oncology-related revenues from pharmaceutical companies that are evaluating our eTag technology. We are working with several of these pharmaceutical and biotechnology companies to develop more substantial collaborations and expect to make our first oncology test available to patients after we have completed transfer of the eTag assays from the research setting into our Clinical Laboratory Improvement Amendments Act of 1988 (“CLIA”) certified laboratory and until sufficient clinical data has been generated.

We have incurred losses each year since inception. As of September 30, 2006, we had an accumulated deficit of approximately $257.0 million. We expect to incur additional operating losses at least through 2007 as we complete the development of the eTag technology, transfer the assays into the clinical laboratory, conduct clinical studies and develop the commercial infrastructure to support a commercial launch of our first oncology test.

AGREEMENTS WITH PFIZER, INC.

In May 2006, we entered into a non-exclusive Collaboration Agreement (the “Collaboration Agreement”) with Pfizer Inc. (“Pfizer”) to facilitate the global availability for patient use of our proprietary Co-Receptor Tropism Assay (“Tropism Assay”). Our Tropism Assay is used to identify which co-receptor a patient’s HIV uses for entry to cells and is currently in use in connection with phase III clinical trials of Pfizer’s investigational CCR5-inhibitor drug. Under the Collaboration Agreement we will have responsibility for making our Tropism Assay available in the U.S. and Pfizer will have responsibility for sales, marketing and regulatory matters outside of the U.S. and will reimburse us for our expenses in establishing and maintaining the logistics infrastructure that may be necessary to make the assay available in those countries as required by Pfizer. The Collaboration Agreement covers the period through December 31, 2009 and is renewable by Pfizer for five successive one year terms. We and Pfizer also extended the co-receptor portion of our existing services agreement with Pfizer for support of potential additional Pfizer clinical trials through December 31, 2009.

We also entered into a note purchase agreement with Pfizer under which Pfizer purchased a Senior Secured Convertible Note in the principal amount of $25 million (the “Note”). The Note bears a 3% annual interest rate, payable quarterly in cash or shares of our common stock, at our option, and matures in May 2010 unless converted earlier. The Note is convertible at Pfizer’s option into shares of our common stock at a conversion price of $2.7048 per share and will automatically convert into shares of our common stock should the closing price of our common stock be greater than 150%, or $4.06 per share, of the conversion price for twenty out of thirty consecutive trading days. In addition, the Note is secured by certain assets related to our HIV testing business, is subject to certain covenants on our part and will be senior in right of payment to all existing and future indebtedness, subject to certain limited exceptions.

In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) revenue arrangements entered into after June 15, 2003, that include multiple element arrangements are analyzed to determine whether the deliverables are divided into separate units of accounting or as a single unit of accounting. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed. If we cannot reasonably estimate when its performance obligation either ceases or becomes inconsequential, then revenue is deferred until we can reasonably estimate when the performance obligation ceases or becomes inconsequential.

The Pfizer collaboration is a multiple element arrangement, including supply of the Trofile assay in additional clinical studies (including early access programs in both the U.S. and outside the U.S.), supply of the Trofile assay for clinical use outside of the U.S., reimbursement of costs for the establishment and operation of supply infrastructure outside of the U.S. and potential assistance to Pfizer in the establishment and operation of a second facility for processing of tropism assays. Under the guidelines of EITF 00-21, we have determined that the collaboration with Pfizer should be accounted for as a single unit of accounting due to the absence of established fair values of certain undelivered elements. Accordingly, we have deferred revenue under this collaboration until the earlier of establishment of fair values or completion of the deliverables. Additionally, related direct costs that are contractually reimbursable on a non-refundable basis under this collaboration have been deferred.

CREDIT AND SECURITY AGREEMENT WITH MERRILL LYNCH CAPITAL

On September 29, 2006, we entered into a Credit and Security Agreement with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. (“Merrill”). The Credit and Security Agreement (the “Agreement”) provides Monogram with a revolving credit line with borrowings against eligible accounts receivable up to a maximum of $10 million. Merrill has been granted a security interest over certain of our assets, including its accounts, intellectual property used or held for use in connection with our oncology testing business, and its inventory. The Agreement has a term expiring in March 2010.

Amounts borrowed under the Agreement will bear interest at a rate per annum equal to a published LIBOR rate plus 4.75%. As of September 30, 2006, the 1-month LIBOR rate was 5.32%. Amounts borrowed under the revolving credit line are repaid as we receive payment on its outstanding accounts receivable. As of September 30, 2006, approximately $5 million was outstanding under the revolving credit line.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Reference is made to “Summary of Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2005. As of the date of the filing of this Quarterly Report, we have not identified any significant changes to the critical accounting policies discussed in our Annual Report for the year ended December 31, 2005, except for our accounting for revenue recognition related to the Pfizer collaboration and stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards No. 123, revised 2004, “Share-Based Payment” (“SFAS 123R”).

Accounting for Stock-Based Compensation

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

On November 10, 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. There was no tax benefit realized upon exercise of stock options during the three months ended September 30, 2006.

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

In accordance with SFAS 123R and SAB 107, we used the Black-Scholes option-pricing valuation model to estimate the grant date fair value of our stock-based awards. The determination of fair value for stock-based awards on the date of grant using an option-pricing model requires management to make certain assumptions regarding: (i) the expected volatility in the market price of our common stock over the expected term of the awards; (ii) dividend yield; (iii) risk-free interest rates; and (iv) actual and projected employee exercise behaviors (referred to as the expected term). The expected volatility is based on the historical volatilities from our stock for the expected term in effect on the date of grant with considerations to similar public entities in similar markets. The risk-free interest rate is based on the U.S. Zero Coupon Treasury yield for the expected term in effect on the date of grant. The expected term of options represents the period of time that options granted are expected to be outstanding and is derived from actual historical exercise data with considerations to the contractual and vesting terms. The expected term of employee stock purchase plans is equal to the offering period. In addition, SFAS 123R requires us to estimate the expected impact of forfeited awards and recognize stock-based compensation expense only for those awards expected to vest. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate will be recognized as compensation cost in earnings in the period of the revision. If actual forfeiture rates are materially different from our estimates or factors change and we employ different assumptions, stock-based compensation expense could be significantly different from what we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as considered necessary.

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

RESULTS OF OPERATIONS

Three and Nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Product revenue	$10,415	$12,136	$35,418	$31,994
Contract revenue	687	1,002	2,310	3,552

Total revenue	$11,102	$13,138	$37,728	$35,546

Revenue. Revenue was $11.1 million and $37.7 million for the three and nine months ended September 30, 2006, compared to $13.1 million and $35.5 million for the corresponding periods in 2005. The increase of $2.2 million for the nine months ended September 30, 2006 as compared to the corresponding period in 2005 was primarily due to the use of our testing services, including our HIV Co-Receptor Tropism Assay, in phase III clinical trials of a new class of HIV drugs called CCR5 antagonists. One of these trials was initiated by a pharmaceutical company customer in late 2004 and was a significant source of revenue in 2005 and in the first half of 2006. Enrollment in this trial has now been completed, although some testing for patient monitoring is ongoing. Accordingly, revenue from this trial and total revenue decreased for the three months ended September 30, 2006 and are expected to be similarly reduced in the fourth quarter of 2006 in comparison to the first half of the year. Failure of the CCR5 class of drugs as a whole could have a negative impact on our revenues.

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

We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 22% and 20% for the three and nine months ended September 30, 2006, respectively, and 22% and 23% for the corresponding periods in 2005. Pfizer represented approximately 8% and 22% of our total revenue for the three and nine months ended September 30, 2006, respectively and 21% and 17% of our total revenue for corresponding periods in 2005. Quest Diagnostics Incorporated represented approximately 12% and 10% of our total revenue for the three and nine months ended September 30, 2006, respectively, and 11% for both corresponding periods in 2005. GlaxoSmithKline plc represented less than 10% of our total revenue for the three and nine months ended September 30, 2006, respectively, but was 11% and 7% for the three and nine months ended September 30, 2005, respectively.

Cost of product revenue. Cost of product revenue was $6.0 million and $17.3 million for the three and nine months ended September 30, 2006, compared to $5.4 million and $14.7 million for the corresponding periods in 2005. Gross margins decreased to 43% and 51% for the three and nine months ended September 30, 2006 from 55% and 54% in the corresponding periods in 2005. The decrease in gross margins was primarily due to the reduction in overall testing volume as a result of the completion of the Pfizer clinical trial. Additionally, stock-based compensation expenses recognized primarily in accordance with SFAS 123R for the three and nine months ended September 30, 2006 were $0.1 million and $0.5 million, respectively. We anticipate that gross margin will continue to be reduced in the fourth quarter of 2006 due to the reduced level of overall testing volume as a result of the completion of the Pfizer clinical trial. We expect that the potential future oncology products will have a higher gross margin than our HIV products.

Research and development. Research and development costs were $4.6 million and $14.4 million for the three and nine months ended September 30, 2006, compared to $4.8 million and $13.7 million for the corresponding periods in 2005. The decrease of $0.2 million for the three months ended September 30, 2006 as compared to the corresponding period in 2005 was primarily due to the separation of a former executive which resulted in a severance charge of $0.4 million in 2005 and an increase of $0.5 million in stock-based compensation expense, offset by lower materials expense. The increase of $0.7 million for the nine months ended September 30, 2006 as compared to the corresponding periods in 2005 was primarily due to lower materials expense and facilities expense as a result of vacating the office and laboratory space in Mountain View, California, in the second quarter of 2005, offset by an increase of $2.3 million in stock-based compensation expense. For the three and nine months ended September 30, 2006, we recorded $0.4 million and $1.7 million stock-based compensation expenses primarily related to the recognition of option and employee stock purchase plan expenses in accordance with SFAS 123R. For the three and nine months ended September 30, 2005, we recorded adjustments from stock-based compensation related to variable accounting for the assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period. These adjustments were favorable by $0.2 million and favorable by $0.6 million for the three months and nine months ended September 30, 2005, respectively.

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

Our products in development for HIV and other infectious diseases target viral diseases and reflect a number of approaches to assessing resistance in individual patients to particular drugs. Our product lines overlap and most of our research and development activities in infectious disease are advancing multiple potential product lines. Due to this substantial overlap, we do not track costs on a project by project basis, except for the costs related to contract revenue. A portion of our infectious disease research and development expenses are funded by grants and commercial contracts and the following table sets out costs that are included in research and development expenses that are associated with such revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
NIH Grants:
HIV assays	$445	$288	$1,095	$1,392
HIV database	88	85	259	206
HCV assay	27	45	86	249
Commercial assay development and other projects	127	584	870	1,705

Total	$687	$1,002	$2,310	$3,552

Below is a summary of our products in development for HIV and other infectious diseases.

Infectious disease products in development	Status
Replication Capacity HIV, a measurement of fitness	In development(1)
PhenoSense HIV Entry, entry inhibitor assay	In development(2)
GeneSeq HIV Entry, entry inhibitor assays	In development(3)
PhenoSense and GeneSeq HIV Integrase, integrase inhibitor assays	In development(4)
PhenoSense HIV Antibody Neutralization, a vaccine development and evaluation assay	In development(5)
PhenoSense and GeneSeq HIV Assembly/Maturation, virus assembly or maturation inhibitor assays.	In development(6)
PhenoSense HCV, a phenotypic hepatitis C inhibitor assay	In development(7)
GeneSeq HCV, a genotypic hepatitis C inhibitor assay	In development(7)

(1)	The Replication Capacity HIV assay is validated in our clinical laboratory and the data is currently reported on our PhenoSense HIV and PhenoSense GT tests to both pharmaceutical company customers and for patient testing. Clinical development work continues.
(2)	The PhenoSense HIV Entry Assay has been validated in our clinical laboratory for enfuvirtide (Fuzeon) testing and is available to pharmaceutical company customers and for patient testing. The assay is also available to pharmaceutical company customers for testing of other new entry inhibitors in development, but is not yet validated in the clinical laboratory for such use.
(3)	The GeneSeq HIV Entry Assay is in development. With NIH funding, additional development work is being conducted on this assay.
(4)	The PhenoSense and GeneSeq HIV Integrase assays are validated for research purposes and available to pharmaceutical company customers. Development is ongoing.
(5)	The PhenoSense HIV Antibody Neutralization assay is validated for research purposes and available to pharmaceutical company customers. With NIH funding, additional development work related to the use of our assays in vaccine development is being conducted.
(6)	The PhenoSense and GeneSeq HIV Assembly/Maturation inhibitor assays are in development. With NIH funding, additional development work is being conducted on these assays.
(7)	The GeneSeq HCV (NS5B) assay has been validated for research use and is available to pharmaceutical company customers. The GeneSeq HCV (NS3) and PhenoSense HCV assays are in development pending the evolution of clinical or drug development need for such testing.

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

Sales and marketing. Sales and marketing expenses were $3.8 million and $11.3 million for the three and nine months ended September 30, 2006, compared to $3.1 million and $8.9 million for the corresponding periods in 2005. The increase was primarily due to increase in promotional activities and an increase of $0.4 million and $1.3 million in stock-based compensation expense for the three and nine months ended September 30, 2006 and expansion of our commercial organization. For the three and nine months ended September 30, 2006, we recorded $0.4 million and $1.3 million stock-based compensation expenses primarily related to the recognition of option and employee stock purchase plan expenses in accordance with SFAS 123R. For the three months and nine months ended September 30, 2005, we recorded adjustments from stock-based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period. These adjustments were favorable by $0.1 million and $0.2 million for the three months and nine months ended September 30, 2005, respectively. We expect sales and marketing expenses to increase due to increased sales and marketing activities related to our HIV products, hiring personnel and expansion of programs in preparation for the introduction of oncology products.

General and administrative. General and administrative expenses were $3.4 million and $11.2 million for the three and nine months ended September 30, 2006, compared to $2.8 million and $7.7 million for the corresponding periods in 2005. The increase was primarily due to an increase of $0.8 million and $2.9 million in stock-based compensation expense. For the three and nine months ended September 30, 2006, we recorded $0.6 million and $2.0 million stock-based compensation expenses primarily related to the recognition of option and employee stock purchase plan expenses in accordance with SFAS 123R. For the three months and nine months ended September 30, 2005, we recorded adjustments from stock-based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period. These adjustments were favorable by $0.2 million and $0.9 million for the three months and nine months ended September 30, 2005, respectively.

Stock-based Compensation. Stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123R for the three and nine months ended September 30, 2006 was $1.5 million and $5.4 million. There was no stock-based compensation expense recognized under SFAS 123R for the three and nine months ended

September 30, 2005. However, in connection with our merger with ACLARA, we recorded adjustments from stock-based compensation related to variable accounting for assumed ACLARA stock options, deferred compensation amortization and CVR expenses related to vested options during the period. These adjustments were favorable by $0.5 million and $1.7 million for the three and nine months ended September 30, 2005, respectively. As of September 30, 2006, the total remaining unrecognized compensation cost related to the unvested stock options amounted to $8.7 million, which will be amortized over the weighted-average remaining requisite service period of 1.34 years.

The table below sets out stock-based compensation expenses recognized primarily under SFAS 123R for the three and nine months ended September 30, 2006, stock-based compensation related to variable accounting for the assumed ACLARA stock options with CVRs attached for the three and nine months ended September 30, 2005 and CVR expenses related to vested options for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Cost of product revenue	$140	$—	$460	$—
Research and development	393	(152)	1,693	(618)
Sales and marketing	396	(50)	1,273	(182)
General and administrative	574	(257)	1,977	(944)

	$1,503	$(459)	$5,403	$(1,744)

These items are expected to continue to have an effect on results of operations in future quarters and this impact may be material.

In addition, we accounted for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued over their service periods, which approximates the vesting period. Stock-based compensation expenses for non-employees were $2,000 and $27,000 for the three and nine months ended September 30, 2006, respectively, and $10,000 and $49,000 for the corresponding periods in 2005.

Interest and other income, net. Interest and other income, net was $0.1 million and $1.2 million for the three and nine months ended September 30, 2006, compared to $0.6 million and $1.7 million for the corresponding periods in 2005. The decrease was primarily due to a decrease in interest income as a result of lower average cash balances offset by higher interest expense as a result of a convertible promissory note entered with Pfizer. See Note 9, “Collaboration and Note Purchase Agreement,” to the financial statements for further discussion.

Contingent value rights revaluation. Our liability under the CVRs was recorded at the closing of our merger with ACLARA at fair value, estimated using a calculation based on a Black-Scholes valuation of the underlying CVR securities of $0.66 per CVR. Because subsequent to the closing of the merger, an active trading market had been established, this liability was revalued based on the actual closing price of the CVRs on the OTC Bulletin Board at the end of each quarter. In June 2006, the amount payable related to the outstanding CVRs was determined at $0.88 per CVR and a cash payment of approximately $57.0 million was made to CVR holders on June 14, 2006. This revaluation led to a $16.5 million unfavorable adjustment to the liability and is reflected as a non-operating expense in the statement of operations for the nine months ended September 30, 2006. For the three and nine months ended September 30, 2005, this revaluation led to a $7.2 million and an $8.5 million unfavorable adjustment, respectively, to the liability and is reflected as non-operating income and expense in the statement of operations.

Preferred stock dividend. We recorded preferred stock dividends of $162,000 for the nine months ended September 30, 2005. The Series A Preferred Stock issued in 2001 bore dividends payable twice a year in shares of common stock. In June 2005, all outstanding shares of Series A Preferred Stock were converted to common stock.

LIQUIDITY AND CAPITAL RESOURCES

We expect our available cash and cash equivalents, short-term investments and short-term restricted cash of $36.2 million at September 30, 2006, funds provided by the sale of our products, contract revenue, and borrowing under equipment and accounts receivable financing arrangements will be adequate to fund our operations for at least the next twelve months.

We have funded our operations since inception primarily through public and private sales of common and preferred stock, equipment financing arrangements, product revenue, contract revenue, and a revolving line of credit. In particular, we have completed three private financings since our initial public offering in May 2000. In addition, during 2004 as the result of the merger with ACLARA, we acquired $74.8 million in cash and short term investments. In May 2006, we entered into an agreement with Pfizer for the purchase by Pfizer of a 3% Senior Secured Convertible Note in the amount of $25 million. In September 2006, we entered into a credit and security agreement with Merrill for a $10 million revolving credit line, under which borrowings are limited by eligible accounts receivable. Although we expect our operating and capital resources will be sufficient to meet future requirements for at least the next twelve months, we may have to raise additional funds to continue the development and commercialization of our eTag technology and to support our business operations in general. These funds may not be available on favorable terms, or may not be available at all. If adequate funds are not available on commercially reasonable terms, we may be required to curtail operations significantly or sell significant assets and may not be able to continue as a going concern. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.

In connection with the merger with ACLARA, we issued CVRs to ACLARA stockholders and were obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined to be $0.88 per CVR and approximately a cash payment of $57.0 million was made to CVR holders on June 14, 2006. Holders of assumed ACLARA options are entitled to receive a cash payment of $0.88, upon future exercise of those options, for each CVR that would have been issuable to them had the option been exercised prior to the CVR maturity date. At September 30, 2006, assumed ACLARA options to purchase 3.3 million shares of our common stock were outstanding, of which 3.0 million shares were vested. The aggregate potential liability related to all these options at September 30, 2006 was $3.0 million. Of this, $2.7 million is reflected on the balance sheet at September 30, 2006 in respect of options vested and the remainder will be recognized as the options vest in the future. Upon exercise of these options, we will receive aggregate exercise proceeds of $6.6 million, offsetting the potential CVR payments of $2.7 million. See Note 5, “Contingent Value Rights,” of the financial statements for further discussion.

Net cash used in operating activities for the nine months ended September 30, 2006 was $18.4 million, primarily due to the payment of approximately $57 million in settlement of the CVR liability of which $14.3 million was reflected in operating activities relating to the post merger CVR revaluation and $42.8 million was recorded in financing activities relating to the initial valuation of the CVR at the closing of the merger with ACLARA at $0.66 per CVR. Net cash used in operating activities for the nine months ended September 30, 2005 was $8.6 million. Cash flows from operating activities can vary significantly due to various factors including changes in accounts receivable, accrued liabilities and deferred revenue related to new arrangements with customers. The average collection period of our accounts receivable as measured in days sales outstanding can vary and is dependent on various factors, including the type of revenue (i.e. patient testing, pharmaceutical company testing or contract revenue), the payment terms related to that revenue, and whether the related revenue was recorded at the beginning or end of a period.

Net cash provided by investing activities of $27.9 million for the nine months ended September 30, 2006, resulted primarily from net maturities and sales of short-term investments of $29.6 million offset by capital expenditures of $1.5 million. Net cash provided by investing activities of $0.8 million for the nine months ended September 30, 2005 resulted primarily from maturities and sales of short-term investments offset by payment of transaction costs related to our merger with ACLARA of $4.7 million and capital expenditures of $2.7 million.

Net cash used in financing activities of $9.1 million for the nine months ended September 30, 2006 resulted primarily from $25.0 million in proceeds from the issuance of a convertible promissory note to Pfizer, $5.0 million in proceeds from the revolving credit line with Merrill Lynch Capital and $3.2 million in proceeds from the exercise of stock options for approximately 2.4 million shares of common stock, offset by the settlement of the CVR liability of approximately $57 million of which $42.8 million was recorded in financing activities which related to the initial valuation of the CVR at the closing of the merger with ACLARA at $0.66 per CVR. Net cash provided by financing activities of $7.4 million for the nine months ended September 30, 2005 resulted primarily from $5.7 million in proceeds from the exercise of warrants for approximately 5.2 million shares of common stock and $1.2 million in proceeds from options exercises for approximately 0.8 million shares of common stock.

At September 30, 2006, we leased a building with 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides us with an option to extend the term for an additional ten years. In addition, at September 30, 2006, we subleased approximately 27,000 square feet in South San Francisco, California. In September 2006, we exercised the option to extend the term of the sublease for one year and the sublease will expire in December 2007.

As a result of the merger with ACLARA, we assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. This lease expires in July 2009. We relocated the employees and operations from that facility to the South San Francisco facilities in the second quarter of 2005 and are seeking a subtenant for this space. As of September 30, 2006, we had $3.8 million of lease obligation related to this facility. We also assumed a loan agreement for leasehold improvements at an interest rate of 8.5% per annum. The loan matures on July 1, 2009 and the amount outstanding at September 30, 2006 was $0.3 million, of which $0.1 million is included in current liabilities and $0.2 million is included in long-term liabilities.

In June 2002, we assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In the event of default by the assignee, we would be contractually obligated for payments under the lease of: $0.2 million in 2006; $0.7 million in 2007; $1.5 million in 2008; $1.6 million in 2009; $1.6 million in 2010 and $0.7 million in 2011.

In August 2006, we entered into a loan agreement of $0.7 million to finance its insurance premiums at an interest rate of 7.84% per annum. The loan will be repaid in monthly installment through May 2007.

In September 2005, we entered into a capital lease agreement for $0.3 million of equipment at an interest rate of 7.8% per annum. The lease will be repaid in monthly installments through September 30, 2008.

At September 30, 2006, future minimum payments, excluding the lease assignment guarantee described above, are as follows:

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Operating lease obligations	$3,226	$4,788	$621	$—	$8,635
Equipment financing arrangements	142	128	—	—	270
Convertible promissory note	—	—	25,000	—	25,000
Convertible promissory note interest payment (1)	750	1,500	662	—	2,912
Loans payable	5,736	185	—	—	5,921
Purchase obligations	275	—	—	—	275

Total	$10,129	$6,601	$26,283	$—	$43,013

(1)	Subject to certain limitations, we are entitled to make such interest payments using shares of its common stock.

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

In infectious disease, our PhenoSense and other testing products have established a leading position in the market for HIV drug resistance testing in the United States. These tests, including our Tropism Assay, are currently in use in clinical trials of a new class of HIV drug, called CCR5 antagonists. If these trials are successful and if our tests are determined to play an important role in the use of the drugs once approved, the need for our testing could increase in the United States and internationally. Our tests are not currently available outside of the United States and we do not have any experience in delivery of testing services or products outside of the United States. Under the Collaboration Agreement with Pfizer, Pfizer has agreed to reimburse us for our costs in establishing and maintaining any logistics infrastructure that may be required to make our Tropism Assay available in those countries required by Pfizer.

In oncology, our eTag technology has been used in a research setting by pharmaceutical and biotechnology companies and has been evaluated by these companies for use as an aide in clinical trials. We plan to deliver a testing service for use by both pharmaceutical companies and physicians in connection with the treatment of cancer patients through our existing clinical laboratory. Additionally we may develop test kits that may be subject to the regulatory authority of the Food and Drug Administration, or FDA. To market FDA-approved test kits we will have to develop a manufacturing facility that is compliant with the FDA’s Good Manufacturing Procedures (“GMP”) regulations, or develop a partnership with a third party that operates such a facility. For both approaches to commercializing our eTag technology, we will have to conduct clinical studies, expand our laboratory facilities and expand our sales and marketing organization and promotional programs. Clinical studies will be required to provide physicians with the data on which they may base their decisions to utilize the testing products, and in the case of FDA-approved test kits, to satisfy FDA requirements. For all these reasons, we expect our operating and capital expenditures will increase in the future as we commercialize testing services and kits.

During 2006, we made capital expenditures of approximately $1.5 million. While we do not currently have any additional material commitments for future capital expenditures, we expect that we will have additional requirements for facilities and capital expenditures as we expand our clinical laboratory to accommodate commercial availability of eTag assays for oncology, expand our commercial infrastructure in anticipation of the introduction of oncology products, potentially establish an FDA compliant manufacturing facility and make our HIV and oncology assays available globally in support of drugs for which our tests may be important diagnostics. We are currently seeking additional facilities to accommodate anticipated increased administrative and marketing activity in 2007. In addition, our sublease on a building in South San Francisco of approximately 27,000 square feet expires at the end of 2007 and we are evaluating alternatives for 2008. The availability of facilities in South San Francisco is severely limited and there is no guarantee that we will be able to identify suitable space at a commercially reasonable cost. In addition, alternative facilities may not be in close proximity to our existing facilities and this could cause disruption and inefficiencies in our operations.

Due to increased market lease rates, the potential cost of moving to a new facility and the cost of leasehold improvements and equipment in an alternative facility, our capital and operating costs could increase substantially in connection with our leasing of additional or replacement facilities.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board issued statement No. 157, “Fair value Measurements” (“SFAS 157”). This standard establishes the framework for measuring fair value and expands the disclosure requirement for fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a significant impact on our financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) that provides guidance on the process of quantifying financial statement misstatements. This bulletin is effective for any interim period of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 is not expected to have a significant effect on our financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principle if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investments as of September 30, 2006 would have potentially declined by approximately $0.2 million. The fair market value of the Senior Secured Convertible Note (the “Note”) purchased by Pfizer and revolving credit line with Merrill are also subject to interest rate risk. Generally the fair market value of the Note will increase as interest rates fall and decrease as the interest rates rise, but the interest rate changes do not impact our financial position, cash flows or results of operations.

We do not enter into financial investments for speculation or trading purposes and are not a party to financial or commodity derivatives.

We have operated primarily in the United States and all sales have been made and all expenses have been incurred in U.S. Dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

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

We have not achieved profitability and we anticipate continuing losses, which may cause our stock price to fall.*

We have experienced significant losses each year since inception, and we expect to continue to incur additional losses as we complete the development of the eTag technology and commercialize products for oncology. We have experienced losses applicable to common stockholders of $31.7 million for the nine months ended September 30, 2006. As of September 30, 2006, we had an accumulated deficit of approximately $257.0 million, including a charge in 2004 of $100.6 million for in-process research and development related to our merger with ACLARA. We expect to continue to incur losses, primarily as a result of expenses related to:

•	research and product development costs, including the continued development and validation of the eTag technology and products based on that technology;

•	clinical studies to validate the effectiveness of eTag assays as tests for responsiveness of cancer patients to particular cancer therapies;

•	sales and marketing activities related to existing and planned products, including the development of a sales organization focused on the oncology market;

•	additional clinical laboratory and research space and other necessary facilities;

•	general and administrative costs to support growth of the business;

•	charges for stock-based compensation resulting from the implementation of SFAS 123R beginning in the first quarter of 2006;

•	charges for vacating and subleasing the former ACLARA facility in Mountain View, California that are in excess of the restructuring liability at September 30, 2006; and

•	cost of relocating to new facilities on expiry of current leases and higher rent and related expenses as a result of the need for additional facilities and higher market rent levels.

If our losses continue, our liquidity may be impaired, our stock price may fall and our stockholders may lose part or all of their investment.

New classes of drugs for treatment of HIV may not be successful in clinical trials, trials may be terminated and if successful, the drugs may not require our testing services when approved. If the drugs are approved by FDA and require our testing services, we may not be able to adequately meet the demand for these services in all markets.*

Our testing services, including our Trofile co-receptor tropism assay, have been used by certain pharmaceutical company customers in phase III clinical trials of the new class of CCR5 antagonist drugs. One of these trials was initiated by Pfizer in 2004 and was a significant source of revenue in 2005 and the first half of 2006. An additional phase III trial was initiated by a second pharmaceutical company customer in July 2005, although in October 2005 this trial was terminated as a result of observed liver toxicity in the Phase III trial and related Phase II trial. Testing for a third phase III trial sponsored by a third pharmaceutical company customer was anticipated in the fourth quarter of 2005, although in this case a related phase II trial was terminated in October 2005 by the same customer due to a return of detectable virus in some patients late in therapy compared to the control regimen, and the timing for the phase III trial is not known. The use of our testing services in these programs generated additional pharmaceutical testing revenues in 2005 and in the first half of 2006.

Pfizer accounted for 19%, 8% and 22% of our total revenue for the year ended December 31, 2005, three and nine months ended September 30, 2006, respectively, including revenue related to the phase III trial. Enrollment in Pfizer’s trial has been completed. Accordingly, revenue from this trial, and total revenue have been reduced in the third quarter of 2006 and are expected to be similarly reduced in the fourth quarter in comparison to the first half of the year.

If new drugs are approved, patient testing use of the Trofile assay could be an important source of future testing revenue. However, the progress of such clinical trials and the likelihood of trials being successful and the drugs receiving FDA approval are subject to significant uncertainty and are determined by factors outside of our control. Difficulties encountered by our pharmaceutical company customers related to patient enrollment, drug performance, regulatory considerations and other factors could cause the trials to be delayed or terminated, as has already happened as described above or cause the drugs not to get approved. If additional such events occurred, our revenues would be adversely affected and could decline. If safety or efficacy concerns arise related to the entire class of CCR5 antagonists, all clinical trials related to this class of drugs could be terminated, which would abruptly and negatively impact our revenues. There is also no guarantee that our testing services will be required or used by physicians if the drugs are approved by the FDA. If such use does not develop after approval then these drugs will not generate significant future patient testing revenues. If the drugs are approved and our testing services are required for these drugs, we may not be able to deliver our testing services on a global basis in support of the drugs, which could damage our market position, adversely affect our business, and cause our revenues to decline. While there are a number of such new drugs in development, Pfizer’s CCR5 antagonist that has been the subject of the clinical trial referenced above is significantly further advanced in the clinical and regulatory process than any other CCR5 antagonist. Accordingly, any difficulty related to this drug in particular would have a serious adverse affect on our revenues and business.

We derive a significant portion of our revenues from a small number of customers and our revenues may decline significantly if any major customer cancels, reduces or delays a purchase of our products.*

Our revenues to date consist, and are anticipated to consist in 2006, largely of sales of HIV testing products. We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 22% and 20% for the three and nine months ended September 30, 2006, respectively, and 22% and 23% for the corresponding periods in 2005. Pfizer represented approximately 8% and 22% of our total revenue for the three and nine months ended September 30, 2006, respectively and 21% and 17% of our total revenue for the corresponding periods in 2005. Quest Diagnostics Incorporated represented approximately 12% and 10% of our total revenue for the three and nine months ended September 30, 2006, respectively, and 11% for both corresponding periods in 2005. GlaxoSmithKline plc represented approximately 4% and 6% of our total revenue for the three and nine months ended September 30, 2006, respectively, and 11% and 7% for the corresponding periods in 2005. Gross accounts receivable balances from Medicare and Medicaid represented 35% and 33% of gross accounts receivable balance at September 30, 2006 and December 31, 2005, respectively. It is likely that we will have significant customer concentration in the future. Following our entry into a Collaboration Agreement with Pfizer in May 2006, and the amendment of our services agreement with Pfizer, we expect Pfizer’s significance as a customer will grow. Although certain of our agreements with pharmaceutical company customers have provisions for minimum purchases, these provisions are generally subject to annual renewal or cancellation provisions. The loss of any major customer, a slowdown in the pace of increasing physician and physician group sales as a percentage of sales, cancellation or non-renewal of agreements with pharmaceutical company customers, the delay of significant orders from any significant customer, even if only temporary, or delays or terminations of clinical trials by pharmaceutical company customers, could have a significant negative impact on our revenues and our ability to fund operations from revenues, generate cash from operations or achieve profitability.

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

We are currently restricted by accounting rules in our ability to recognize revenue from activities under the collaboration agreement with Pfizer, impacting our revenue and profitability. *

In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) revenue arrangements entered into after June 15, 2003, that include multiple element arrangements are analyzed to determine whether the deliverables are divided into separate units of accounting or as a single unit of accounting. If the fair value of the undelivered performance obligations can be determined, such obligations would then be accounted for separately as performed. If the fair value of any of the undelivered performance obligations cannot be determined, the arrangement would then be accounted for as a single unit of accounting and the payments for performance obligations would be recognized as revenue over the estimated period of when the performance obligations are performed. If we cannot reasonably estimate when a performance obligation either ceases or becomes inconsequential, then revenue is deferred until we can reasonably estimate when the performance obligation ceases or becomes inconsequential.

The Pfizer collaboration is a multiple element arrangement, including supply of the Trofile assay in additional clinical studies (including early access programs in both the U.S. and outside the U.S.), supply of the Trofile assay for clinical use outside of the U.S., reimbursement of costs for the establishment and operation of supply infrastructure outside of the U.S. and potential assistance to Pfizer in the establishment and operation of a second facility for processing of tropism assays. Under the guidelines of EITF 00-21, we have determined that the collaboration with Pfizer should be accounted for as a single unit of accounting due to the absence of established fair values of certain undelivered elements. Accordingly, we have deferred revenue under this collaboration until the earlier of establishment of fair values or completion of the deliverables. Additionally, related direct costs that are contractually reimbursable on a non-refundable basis under this collaboration have been deferred. The application of these accounting rules will prevent us from recognizing any revenue under the Pfizer collaboration for at least several years, until the expiry or termination of the agreement, or the completion of certain deliverables related to a second facility, which we anticipate will be at least several years, if not longer, which would adversely affect our profitability.

Proposed new products based on the eTag technology could be delayed or precluded by regulatory, clinical or technical obstacles, thereby delaying or preventing the development, introduction and commercialization of these new products and adversely impacting our revenue and profitability.*

We are developing testing products for use in connection with the treatment of cancer patients. These products will be based on the proprietary eTag technology and are expected to leverage our experience in patient testing for HIV. We expect that the development and commercialization of eTag assays for use in clinical trials by pharmaceutical and biotechnology customers could exceed one year. In addition, we expect to commercialize clinical assays for diagnostic use in patient testing, upon the successful completion of product development and automation for high throughput, validation of assays in a Clinical Laboratory Improvement Amendments, or CLIA, certified laboratory format, and attainment of clinical validation through clinical trials, which could also exceed one year, and successful leveraging of research and development planned to be expended on clinical assays for use in clinical trials by pharmaceutical and biotechnology companies. The completion of these research and development activities is subject to a number of risks and uncertainties including the extent of clinical trials required for regulatory and marketing purposes, the timing and results of clinical trials, inability to access tumor samples on which to conduct studies of the correlation between measurements by eTag assays and clinical outcomes, failure to validate the technology in clinical trials and failure to achieve necessary regulatory approvals. These factors make it impossible to predict with any degree of certainty whether we will be able to complete the development of commercial products utilizing eTag technology or if we are able to do so what the cost and timing of such completion may be.

The FDA may impose medical device regulatory requirements on our tests, including possible premarket approval requirements, which could be expensive and time-consuming and could prevent us from marketing these tests. *

In the past, the FDA has not required that genotypic or phenotypic testing for HIV conducted at a clinical laboratory be subject to premarketing clearance or approval, although the FDA has stated that it believes its jurisdiction extends to tests generated in a clinical laboratory. We received a letter from the FDA in September 2001 that asserted such jurisdiction over in-house tests like our HIV resistance tests, but which also stated the FDA was not currently requiring premarket approval for HIV monitoring tests such as ours provided that the promotional claims for such tests are limited to its analytical capabilities and do not mention the benefit of making treatment decisions on the basis of test results. The FDA letter to us also asserted that our GeneSeq ™ test had been misbranded due to the use of purchased analyte specific reagents, or ASRs, if test reports did not include a statement disclosing that the test has not been cleared or approved by the FDA. Since 2002, we have utilized in-house prepared ASRs in our products. The FDA has indicated in discussions that the focus of the letter was our genotypic tests and not our phenotypic tests, but there is no certainty its focus will remain narrow. During 2002, we had several discussions with the FDA related to its positions set forth in the letter.

As our Trofile co-receptor tropism assay has been used in phase III trials of CCR5 inhibitor drug candidates, we filed a master file with the FDA providing information about the specification and validation of the assay. We have had discussions with the FDA regarding this information and the use of our tests as a patient selection tool in such trials. While we currently believe that we will be able to provide our co-receptor tropism assay as a CLIA based service for use as a patient selection tool for CCR5 drugs once those drugs are approved by the FDA, there is no guarantee that the FDA will not seek to regulate such services.

In September 2006, the FDA issued draft guidance related to the regulation of certain kinds of tests, multivariate index assays (“MIAs”) provided by CLIA labs. This draft guidance is currently subject to public comment and may be revised before being finalized. The draft guidance states that it applies to those tests provided by CLIA laboratories and that are categorized as IVD MIAs where multiple variables are analyzed, using complex statistical proprietary algorithms and the reported results may not be understood by physicians. It is not clear which tests may be covered by the final guidance when issued, when such guidance may be issued or what form of approval process may be required. There is no assurance that some or all of our current products and products in development, including those for HIV or for cancer based on the eTag technology, will not be covered by the final guidance.

Either as a result of a decision to produce future test kits, or as a result of FDA regulation of our laboratory testing business, we may become subject to Good Manufacturing Practice Regulation, or GMP, under the auspices of the FDA. Our facilities are not GMP compliant. If our operations are subject to GMP regulation, then we will be required to establish a GMP compliant facility, or to enter into a relationship with a third party manufacturer that operates a GMP compliant facility. We do not have experience with GMP compliance. GMP compliance, or entry into a manufacturing relationship with a third party manufacturer, would be time-consuming and expensive. We anticipate that if we are required to establish our own GMP compliant facility, or we elect to enter into a relationship with a GMP compliant third party, either process would be completed in parallel with developing the proposed testing products, could take over one year, and would require significant start-up costs and would significantly increase on-going overhead costs.

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

In general, we cannot predict the extent of future FDA or other regulation of our business. In the future, we might be subject to greater or different regulations that could have a material effect on our finances and operations. If we fail to comply with existing or additional FDA regulations, it could cause us to incur civil or criminal fines and penalties, increase our expenses, prevent us from increasing revenues, or hinder our ability to conduct our business.

With the broadening of our business from infectious disease to oncology, we are a larger and broader organization. If our management is unable to adequately manage the company, our operating results will suffer.

As of September 30, 2006, our total number of employees is approximately 300. Our proposed testing products using the eTag technology and our commercialization infrastructure have not yet been developed, and the two will need to be integrated as a necessary part of the development process. We do not have experience in commercializing testing products for use in the oncology field. We face challenges inherent in efficiently managing an increased number of employees and addressing new markets, including the need to implement appropriate systems, policies, benefits and compliance programs and the need to build a sales organization focused on oncologists.

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

Our current products may not continue to receive market acceptance and our potential future products may not achieve market acceptance, which could limit our future revenue. *

Our ability to establish our testing products, both current and potential, as the standard of care to guide and improve the treatment of viral diseases and cancer will depend on continued acceptance and use of our current testing products by physicians and clinicians and pharmaceutical companies, similar acceptance and use of our potential future products and the development and commercialization of new drugs and drug classes that require or could benefit from testing services such as ours. While certain testing products for viral diseases are established, others are still relatively new, and testing products for the treatment of cancer have not yet been developed. We cannot predict the extent to which physicians and clinicians will accept and use these testing products. They may prefer competing technologies and products. The commercial success of these testing products will require demonstrations of their advantages and potential clinical and economic value in relation to the current standard of care, as well as to competing products. Market acceptance of our products will depend on:

•	our marketing efforts and continued ability to demonstrate the utility of PhenoSense in guiding anti-viral drug therapy, for example, through the results of retrospective and prospective clinical studies;

•	our ability to demonstrate the advantages and potential economic value of our PhenoSense testing products over current treatment methods and other resistance tests;

•	the success of clinical trials of the new class of CCR5 antagonists for HIV in which our testing services are being used, whether those drugs get approved by the FDA and whether our tests are required or recommended after the drugs are approved;

•	our ability to demonstrate to potential customers the clinical benefits and cost effectiveness of our eTag technology, relative to competing technologies and products;

•	the extent to which opinion leaders in the scientific and medical communities publish supportive scientific papers in reputable academic journals;

•	the extent and success of our efforts to market, sell and distribute our testing products;

•	the timing and willingness of potential collaborators to commercialize our PhenoSense and eTag products and other future testing product candidates;

•	general and industry-specific economic conditions, which may affect our pharmaceutical customers’ research and development, clinical trial expenditures and the use of our PhenoSense and eTag products;

•	progress of clinical trials conducted by our pharmaceutical customers;

•	our ability to generate clinical data indicating correlation between data recognized by eTag assays and clinical responses to particular drugs;

•	changes in the cost, quality and availability of equipment, reagents and components required to manufacture or use our PhenoSense and eTag products and other future testing product candidates;

•	the development by the pharmaceutical industry of anti-viral drugs and targeted medicines for specific patient populations, the success of these targeted medicines in clinical trials and the adoption of our technological approach in these development activities; and

•	our ability to develop new products.

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

Our loan arrangements with Pfizer and Merrill Lynch Capital impose restrictions on how we conduct our business, and if we fail to meet our obligations under the loans, our payment obligations may be accelerated and the collateral for the loans may be forfeited.*

In May 2006, in connection with our entry into a Collaboration Agreement, we and Pfizer entered into a Note Purchase Agreement, pursuant to which we sold to Pfizer a 3% Senior Secured Convertible Note in the principal amount of $25 million. The Note will mature four years from its date of issuance, on May 19, 2010. We pay interest on the Note quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. Subject to certain limitations, we are entitled to make interest payments using shares of our common stock instead of cash. The Note is convertible into shares of our common stock at the election of Pfizer. We are required, under the terms of the Note, to repurchase the outstanding amount of the Note at the election of Pfizer upon change of control events described in the Note, or if our common stock is no longer listed or quoted on the Nasdaq National Market or an established automated over-the-counter trading market, including, if applicable, the OTC Bulletin Board. The Note is secured by a first priority security interest in favor of Pfizer in our assets related to our HIV testing business.

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

In addition, in September 2006 we entered into a credit and security agreement with Merrill Lynch Capital, or Merrill. Our agreement with Merrill provides us with a $10 million revolving credit line and grants Merrill a security interest over certain of our assets, including our accounts receivable, intellectual property used or held for use in connection with our oncology testing business, and our inventory. Under the terms of this agreement, we are also prohibited from incurring certain types of indebtedness and certain liens on our assets. An event of default under the Merrill agreement will occur if, among other things, we are delinquent in making payments of principal, interest or fees on the revolving credit line; fail, following notice, to cure a breach of a covenant under the agreement; a representation or warranty under the agreement is materially inaccurate; certain liquidation or bankruptcy proceedings are commenced or certain orders are granted against us; the security interests granted by us in favor or Merrill, fail, in certain circumstances, to constitute valid security interests; or an acceleration event occurs under certain of our other secured indebtedness outstanding from time to time. As of September 30, 2006, approximately $5 million was outstanding under the Merrill revolving credit line.

If an event of default occurs under either of these loan arrangements, Pfizer or Merrill, as the case may be, may declare the outstanding principal balance and accrued but unpaid interest owed to them immediately due and payable, which would have a material adverse affect on our financial position. We may not have sufficient cash to satisfy this obligation. If a default occurs under the Note, and we are unable to repay Pfizer, Pfizer could seek to enforce its rights under its first priority security interest in our assets related to our HIV testing business. If this were to happen, Pfizer may receive some or all of the assets related to our HIV testing business in satisfaction of our debt, which could cause our business to fail. Similarly, if a default occurs under our agreement with Merrill, and we are unable to repay Merrill, Merrill could seek to enforce its security interest in the assets it has secured, including our accounts receivable, intellectual property used or held for use in connection with our oncology testing business, and our inventory, which could also cause our business to fail.

Billing complexities associated with health care payors could delay our accounts receivable collection, impair our cash flow and limit our ability to reach profitability.*

Billing for laboratory services is complex. Laboratories must bill various payors, such as Medicare, Medicaid, insurance companies, doctors, employer groups and patients, all of whom have different requirements. For the nine months ended September 30, 2006 and 2005, approximately 20% and 23%, respectively, of our revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. In addition, gross accounts receivable balances from Medicare and Medicaid represented 35% and 33% of gross accounts receivable balance at September 30, 2006 and December 31, 2005, respectively. Billing difficulties often result in a delay in collecting, or ultimately an inability to collect, the related receivable. This impairs cash flow and ultimately reduces profitability if we are required to record bad debt expense and/or contractual adjustments for these receivables. Our accounts receivable balances have decreased in 2006 but increased in 2005. We recorded bad debt expense of $0.4 million and $0.5 million for the nine months ended September 30, 2006 and 2005, respectively.

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

Each of these competitors is attempting to establish its own test as the standard of care. Our competitors may successfully develop and market other testing products that are either superior to those that we may develop or that are marketed prior to marketing of our testing products. One or more of our competitors may render our technology obsolete or uneconomical by advances in existing technological approaches or the development of different approaches. Some of these competitors have substantially greater financial resources, market presence and research and development staffs than we do. In addition, some of these competitors have significantly greater experience in developing products, and in obtaining the necessary regulatory approvals of products and processing and marketing products.

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

As we develop and begin to commercialize our testing products in oncology, we may encounter the need for licenses to technology owned by others in order to commercialize these products. If such licenses become necessary, there is no guarantee that they will be available on commercially acceptable terms.

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

With respect to our viral disease portfolio, as of September 30, 2006 we have approximately 97 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 42 issued patents. With respect to our potential oncology products and eTag technology, we currently have approximately 75 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 23 issued patents. We have 120 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 75 issued or allowed patents, relating to the historic microfluidics business of ACLARA. We had licensed certain patents under the Roche license discussed above. These patents covered a broad range of technology applicable across our entire current and planned product line. We have also licensed certain technology from Third Wave Technologies for gene expression based assays for research applications.

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

Our registered or unregistered trademarks or trade names such as the names PhenoSense, PhenoSense GT, PhenoScreen, GeneSeq, Trofile and eTag may be challenged, canceled, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build brand loyalty. Brand recognition is critical to our short-term and long-term marketing strategies especially as we commercialize future enhancements to our products. In particular as we broaden the company’s commercial focus from viral diseases to oncology and other serious diseases, we are attempting to establish a corporate identity for that broader business focus and, in September 2005, we changed our name from ViroLogic, Inc. to Monogram Biosciences, Inc. We cannot assure you that we will be successful in establishing brand recognition and loyalty for our new name and our attempts to do so could damage our existing brand loyalty.

We may be unable to identify and lease additional or replacement facilities at a reasonable cost in close proximity to our existing facilities. Our costs could increase and our ability to coordinate our operations could be seriously impaired as a result of inefficient location of facilities. *

We are currently seeking a small amount of additional office space to accommodate anticipated increased headcount in 2007. In addition, our sublease on a facility in South San Francisco of approximately 27,000 square feet expires at the end of December 2007 and we will need to identify an alternative facility in reasonable proximity to our second building in South San Francisco, in which our clinical laboratory is located and for which the lease expires in 2010. The availability of facilities in South San Francisco is severely limited and there is no guarantee that we will be able to identify suitable space at a commercially reasonable cost. In addition, alternative facilities may not be in close proximity to our existing facilities and this could cause disruption and inefficiencies in our operations.

Due to increased market lease rates, the potential cost of moving to a new facility and the cost of leasehold improvements and equipment in an alternative facility, our capital and operating costs could increase substantially in connection with our leasing of additional or replacement facilities.

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

In the event that we need to raise additional capital, our stockholders could experience substantial additional dilution. If such financing is not available on commercially reasonable terms, we may have to significantly curtail our operations or sell significant assets and may be unable to continue as a going concern.*

We anticipate that our capital resources, together with funds from the sale of our products, contract revenue and borrowing under equipment and accounts receivable financing arrangements, will enable us to maintain our current research and development, marketing, production and general administrative activities related to HIV drug resistance in the United States, together with the development and initial commercialization of the eTag technology, at least for the next twelve months. The commercialization of the eTag technology is expected to include the development of a testing service and possibly test kits for use in connection with the treatment of cancer patients. However, we may need additional funding to accomplish these goals. To the extent operating and capital resources are insufficient to meet our obligations, including lease payments and future requirements, we will have to raise additional funds to continue the development, commercialization and expansion of our technologies, including the eTag technology and products based on that technology. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, we cannot guarantee that additional financing, in any form, will be available at all, or on terms acceptable to us. If we sell equity or convertible debt securities to raise additional funds, our existing stockholders may incur substantial dilution and any shares so issued will likely have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common and preferred stock. In the event financing is not available in the time frame required, we could be forced to reduce our operating expenses, curtail sales and marketing activities, reschedule research and development projects or delay, scale back or eliminate some or all of our activities. Further, we might be required to sell certain of our assets or obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize on our own. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could make it difficult or impossible to implement our long-term business plans or could affect our ability to continue as a going concern.

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

Concentration of ownership among some of our stockholders may prevent other stockholders from influencing significant corporate decisions.*

Approximately 50% of our common stock is beneficially held by our directors, our executive officers, and greater than five percent stockholders. The most significant of these stockholders in terms of beneficial ownership are Perry Corp., Federated Investors, Inc., Stephens Investment Management, Inc., and Pfizer. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control of Monogram Biosciences at a premium price if these stockholders oppose it.

Our stock price may be volatile, and our common stock could decline in value.*

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Our stock price has fluctuated widely during the last few years from a low of $0.72 per share in September 2002 to a high of $4.40 per share in January 2004. The following factors, in addition to other risk factors described in this section, may have a significant negative impact on the market price of our common stock:

•	period-to-period fluctuations in financial results;

•	financing activities;

•	litigation;

•	delays in product introduction, launches or enhancements, including delays in completing the development of the eTag technology and products based on that technology;

•	announcements of technological innovations or new commercial products by our competitors;

•	results from clinical studies;

•	adverse developments in the clinical trials of drugs under development by our pharmaceutical company customers;

•	developments concerning proprietary rights, including patents;

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or our own products or products under development;

•	regulatory developments in the United States and foreign countries;

•	changes in payor reimbursement policies;

•	limitations on the ability to recognize revenue from complex collaborations; and

•	economic and other external factors or other disaster or crisis.

A low or volatile stock price may negatively impact our ability to raise capital and to attract and maintain key employees.

If our stockholders sell substantial amounts of our common stock, the market price of our common stock may fall.*

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock may fall. As of September 30, 2006 we had outstanding options under our employee stock options plan to purchase 19.2 million shares of our common stock, which represents approximately 15% of our common stock outstanding on September 30, 2006, at a weighted-average price of $2.39 per share. Sales of substantial amounts of our common stock, whether currently outstanding, or issued as the result of option exercises, might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Sales of a substantial number of shares could occur at any time. This may decrease the price of our common stock and may impair our ability to raise capital in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On September 13, 2006, we issued 175,914 shares of common stock to six warrant holders upon the net exercise of the warrant by the holder. We received no additional consideration in connection with this issuance. For this issuance, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

(b)	None.

(c)	None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Footnote	Exhibit Number
(1) 3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(1) 3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(2) 3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(3) 3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(1) 3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(1) 3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(1) 3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(1) 3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(1) 3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(4) 3.5	Bylaws, as currently in effect.

4.1	Reference is made to Exhibits 3.1 through 3.5.

(3) 4.2	Specimen Stock Certificate.

(2) 4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

*10.43	Credit and Security Agreement, dated September 29, 2006, by and between Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. and Monogram Biosciences, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934.

(1)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-135096) and incorporated herein by reference.
*	Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

MONOGRAM BIOSCIENCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on November 7, 2006.

Monogram Biosciences, Inc.

By:	/s/ William D. Young
William D. Young
Chief Executive Officer (On Behalf of the Registrant)

/s/ Alfred G. Merriweather
Alfred G. Merriweather
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

MONOGRAM BIOSCIENCES, INC.

EXHIBITS INDEX

Exhibit Footnote	Exhibit Number
(1) 3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(1) 3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(2) 3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(3) 3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(1) 3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(1) 3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(1) 3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(1) 3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(1) 3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(4) 3.5	Bylaws, as currently in effect.

4.1	Reference is made to Exhibits 3.1 through 3.5.

(3) 4.2	Specimen Stock Certificate.

(2) 4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

*10.43	Credit and Security Agreement, dated September 29, 2006, by and between Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. and Monogram Biosciences, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934.

(1)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
*	Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.