Form 10-K
period 2006-12-31
Monogram Biosciences, Inc.
filed 2007-03-09
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2006

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

Common Stock, $0.001 Par Value

(Title of class)

The NASDAQ Stock Market LLC

(Name of Each Exchange on Which Registered)

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2006 was $128,971,880.*

The number of shares outstanding of the Registrant’s Common Stock was 131,742,353 as of March 5, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2007 Annual Meeting of Stockholders (the “2007 Annual Meeting”), is incorporated by reference into Part III of this Report.

*	Excludes 65,460,649 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds 5% of the Registrant’s Common Stock outstanding. The number of shares owned by such persons was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding development and commercialization of our proposed products and services, and the possible growth of our business into new markets. These statements, which sometimes include words such as “expect,” “goal,” “may,” “anticipate,” “should,” “continue,” or “will,” reflect our expectations and assumptions as of the date of this Annual Report based on currently available operating, financial and competitive information. Actual results could differ materially from those in the forward-looking statements as a result of a number of factors, including our ability to successfully complete the development and clinical validation of eTag assays and commercialize these assays for guiding treatment of cancer patients, the potential role of our assays in the development and use of new classes of HIV drugs such as CCR5 inhibitors, the market acceptance of our products, the effectiveness of competitive products, new products and technological approaches, the risks associated with our dependence on patents and proprietary rights, the possible infringement of the intellectual property rights of others, and our ability to raise additional capital if needed. These factors and others are more fully described in “Risk Factors” and elsewhere in this Form 10-K. We assume no obligation to update any forward-looking statements.

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

Monogram’s PhenoSense™ and GeneSeq™ products provide a practical method for measuring the impact of genetic mutations on human immunodeficiency virus, or HIV, drug resistance. This information is used to optimize various treatment options for the individual patient. We currently market phenotypic and genotypic resistance testing products directed at patients with HIV infection and the drug classes currently approved for use. In addition, we have resistance tests in development or already used in research that are relevant to new drug classes, such as the integrase, entry and assembly classes. In addition to these resistance tests, our Trofile™ Co-Receptor Tropism Assay has been used for patient selection in the phase III trials of the new class of CCR5 antagonists. The first of these, maraviroc from Pfizer Inc. (Pfizer), is currently the subject of an NDA that has been accepted for priority review by the FDA. We expect that the Trofile Assay may be used for patient selection after regulatory approval of maraviroc and other CCR5 antagonists.

Over the last several years, we have built a business based on the personalized medicine approach in HIV drug resistance testing and in patient screening. We now seek to leverage the experience and infrastructure we have built in the HIV market to the potentially larger market opportunity of cancer utilizing our proprietary eTag™ technology. In the future, we plan to seek opportunities to address an even broader range of serious diseases.

New targeted drug therapies are being introduced for the treatment of cancer. Our proprietary eTag technology provides an assay platform for analyzing very small amounts of tumor samples recovered and prepared in a variety of methods, including formalin fixation, the current standard technique in hospital pathology laboratories. We believe this analytical platform may be well suited for the next generation of targeted cancer therapeutics. We believe that, upon completion of development, our eTag assays may permit the prediction, with a high degree of accuracy, of the likelihood of a patient’s cancer responding to a given therapy, facilitating the selection of more precise and effective therapeutic options. We are developing Epidermal Growth Factor Receptor, or EGFR/HER, eTag assays that we believe will enable physicians to identify the appropriate course of treatment for cancers that have a particular molecular profile. Our current focus is on drugs that target the EGFR/HER receptor family, initially in breast cancer but subsequently in lung and other cancers. We intend to develop eTag assays that target other protein drug targets and signaling pathways that are key drivers of proliferation or survival in cancer cells.

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

Based on these innovations, a new approach to disease management is emerging—Personalized Medicine—in which effective treatment options for the individual patient can be identified using specific diagnostic tests. The ideal of personalized medicine is to move from the so-called “one size fits all” method of drug treatment, to providing “the right treatment to the right patient at the right time.”

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

There are 20 FDA-approved drugs currently marketed for treatment of HIV. These generally fall into four classes of drug. These are nucleoside reverse transcriptase inhibitors, non-nucleoside reverse transcriptase inhibitors, protease inhibitors and entry inhibitors. Most currently approved HIV therapeutics are in the first three classes. There is one approved entry inhibitor, although many are in development including those targeting the use by HIV of the CCR5 co-receptor, which are the most advanced entry inhibitors in clinical trials. The first CCR5 antagonist, maraviroc from Pfizer, is currently the subject of an NDA that has been accepted for priority review by the FDA. Two drugs in the integrase class are in advanced clinical evaluation. Other drugs in the CCR5, integrase and assembly classes are in earlier stages of development. These new drug classes may be expected to add to the richness of available therapeutic choices for physicians and patients, but they also add to the complexity of the choices which may increase the need for sophisticated techniques for choosing among those potential therapies.

While new anti-viral drugs which may have increased potency and activity against drug resistant viruses are under development, the ability of HIV to mutate and replicate continues to challenge physicians, who are faced with the challenge of identifying the most appropriate therapy for the individual patient. We believe that this ability of HIV to continually mutate, coupled with the increased complexity of available therapy choices, will increase the need for sophisticated testing to identify resistance profiles.

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

Tropism and Patient Selection

Resistance testing is used at the time of therapy failure to determine which specific elements in a patient’s treatment regimen are failing and which drugs might be added to the regimen prospectively. A new type of testing has emerged that can be used prior to therapy prescription to determine in advance whether specific patients are suitable for a particular drug. This form of testing assesses the “tropism” of the patient. Tropism refers to the particular co-receptor—CCR5 or CXCR4—that the patient’s virus uses to infect host cells. Such testing may also have a role during therapy or after therapy failure for patient monitoring.

HIV utilizes one of two co-receptors to enter a patient’s host cells. These co-receptors are known as CCR5 and CXCR4. Each infected patient has HIV that uses one or the other of these two co-receptors or that uses both co-receptors simultaneously. Collectively, where both co-receptors are used, such patients are known as “dual/mixed.”

One of the new classes of HIV drug in development is the class of CCR5 antagonists. Drugs in this class are designed to inhibit the use of the CCR5 co-receptor, and thereby prevent entry by HIV into host cells. However, for such drugs to be effective, it is necessary for the patient’s virus to use the CCR5 co-receptor. Efficacy is not expected where the patient’s HIV uses CXCR4 or is dual/mixed. Accordingly, efficacy of CCR5 antagonist drugs requires an effective test that identifies the tropism of the patient, or whether the CCR5 co-receptor target of the drug is present, or not. Monogram’s Trofile Co-Receptor Tropism Assay is such a test and has been used in all phase II and phase III trials to date for CCR5 antagonists.

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

Patient Selection Testing

There is growing acknowledgement that the current methods of classifying different types of cancer by the tissue of origin (e.g. breast cancer or lung cancer) are relatively imprecise, and that better methods of categorizing an individual’s cancer or tumor may be possible. In fact, it is now believed that individual tumors of different types (e.g. lung cancer and breast cancer) from different patients may be more closely related at the molecular level, and more likely to respond to a particular targeted therapy, than two lung tumors or two breast tumors. Separate lung cancer tissues may appear to be the same, but at the molecular level they may display very different biological processes. For a treatment to be optimally effective in killing or controlling cancer cells in an individual patient, it is desirable to have diagnostic tests that are able to “see” at this level and to determine what is driving the growth of the cancer cells in that individual patient and which drug will affect that particular process.

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

Recently there has been scientific debate about the predictive nature of particular genetic markers or genomic structures, such as the identification of specific gene mutations or gene expression levels present in the tumor tissue of certain patients. While this information is extremely useful in some cases, the biological patterns that result in uncontrolled cell growth and cancer are much more complex, and are influenced by many additional factors, than can be communicated in simple gene mutations. Often, while statistical relationships are postulated between such genetic markers and clinical outcome, there may be no well understood biological rationale for the statistical relationship. We believe that a more comprehensive understanding of the biology involved in cancer cell growth and drug response, especially at the level of proteins, protein complexes and signaling pathways, where most drugs work, is required to enable physicians to select the right therapy. In our view, effective diagnostic tests are those that can identify the presence of the proteins and protein complexes that are the targets of the drugs in question. Even greater predictive power would likely accrue to those diagnostic tests able to measure the targets in their activated state, those target proteins actively involved in the disease process or mechanism attacked by the drug.

There are many cellular pathways which, when activated, cause proliferation of cancer cells. One of these, on which substantial drug development activity has been targeted, is the EGFR/HER pathway. The four receptors in the EGFR/HER family—HER1, HER2, HER3 and HER4—are present on the surface of many cells and when activated can combine with other HER family receptors to form a protein “dimer.” These dimers initiate pathways that can cause proliferation of cancer cells. Four drugs approved by the FDA target various elements of this family of pathways. These are Herceptin®, Iressa®, Tarceva®, Erbitux®, although Iressa has had restrictions placed on its use Many more drugs targeting this pathway are in development. The protein complexes targeted by these drugs are not present in all patients and when present, are present in different proportions. Accordingly, the ability to detect and quantify the presence of the relevant activated drug targets is important to understanding whether particular drugs are likely to be effective. Simple analysis of whether certain proteins are present is not sufficient without the additional information as to their activation status.

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

Infectious Diseases

Our proprietary technology identifies drug resistance in viruses that cause serious infectious diseases and can also identify a patient’s tropism to screen for likely drug response to certain drugs. Our products are used primarily in the management of patients with HIV/AIDS. We make our tests available both to physicians to guide the management of patients’ treatment and to pharmaceutical companies to aid in the development and clinical evaluation of new drugs.

The following table sets out the products that are offered to physicians in guiding the selection of therapy from among approved drugs and the tests available to pharmaceutical and biotechnology companies for use in drug development and clinical trial patient recruitment:

Products for HIV Testing

Product	Description	Target Customer
		Physicians		Pharmaceutical Companies

PhenoSense HIV	Directly and quantitatively measures resistance of a patient’s HIV to anti-viral drugs	✓		✓
GeneSeq HIV	Examines and evaluates the genetic sequences of a patient’s HIV	✓		✓
PhenoSense GT	Combination product of the PhenoSense HIV and GeneSeq HIV tests integrated into one report	✓		✓
Replication Capacity HIV (1)	Measures viral fitness, or the ability of a virus to reproduce and infect new cells	✓		✓
PhenoSense HIV Entry	Directly and quantitatively measures resistance of a patient’s HIV to entry inhibitors	✓		✓
GeneSeq HIV Entry	Examines and evaluates the genetic sequences of a patient’s HIV for evidence of resistance to entry inhibitors			✓
Trofile Co-Receptor Tropism	Identifies the co-receptor the patient’s virus uses to enter cells, or tropism; a patient screening assay that may also be a prognostic factor in the pace of HIV disease progression		(2)	✓
PhenoSense and GeneSeq HIV Integrase	Measures HIV resistance to integrase inhibitors for use in research and drug development		(3)	✓
PhenoSense HIV Antibody Neutralization	Tests patients’ blood samples for the presence of antibodies that neutralize the HIV virus preventing the virus from infecting other cells (used in vaccine development programs)			✓
PhenoScreen	High-throughput screening for the identification of potential clinical drug candidates			✓

(1)	The Replication Capacity HIV test data is provided with the PhenoSense HIV and PhenoSense GT test data.
(2)	The Trofile Co-Receptor Tropism assay is Clinical Laboratory Improvement Amendments of 1988, or CLIA, approved and could be made available to physicians but is not currently made available as there are no relevant drugs approved for commercial use. One such drug, maraviroc from Pfizer, is currently receiving accelerated review by both the FDA and European regulatory authorities. The Trofile assay will be made available to physicians in parallel with the approval of maraviroc for commercial use.
(3)	Assays for the integrase class are being validated and are expected to be available for physician use as needed after the first integrase drug is approved by the FDA.

In addition to the HIV testing products detailed above, we have PhenoSense HCV and GeneSeq HCV assays, some of which are still in development while others are made available to pharmaceutical companies for use in their drug discovery and development programs.

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

Our GeneSeq test determines the genetic sequence of HIV and provides physicians with a prediction of expected drug resistance based on the particular mutations present in the individual patient’s virus. Our PhenoSense technology, rather than relying on known genotypic associations to make predictions of drug resistance, provides a direct measurement of the activity of each of the currently available anti-retroviral drugs against the patient’s individual virus. By directly measuring the interaction of drug with viral enzyme, it avoids the need to rely on predictions when knowledge of genotypic resistance is lacking. The direct and quantitative nature of the phenotypic information that is provided facilitates a more useful characterization of the continuum of resistance than can be derived from basic genotypic tests. In addition, our tests can be automated and performed in large numbers, making them practical for routine use in the clinical management of patients. Currently marketed tests address the existing classes of approved drugs. Assays for the integrase class are expected to be available at the time of commercial availability of the drugs.

Our Trofile Co-Receptor Tropism Assay identifies the co-receptor that the patient’s HIV uses to enter the cell. For the new class of CCR5 inhibitor drugs, it is important to know which co-receptor is being accessed by the virus for entry into cells. This test has been used to select patients for clinical trials of CCR5 antagonists in development, including maraviroc, Pfizer’s CCR5 antagonist that is currently receiving accelerated review by both the FDA and European regulatory authorities. Once maraviroc is approved, the Trofile Assay may be used to aid physicians in prescribing the drugs.

We believe the information generated by our technology supports and guides the decision making process for physicians to identify optimal therapeutic treatment regimens for each patient. Through our genotypic and phenotypic tests, we provide a comprehensive report to the physician outlining the likely response of the patient’s disease to all 20 approved HIV drugs. To provide more cost effective and timely data to the physician, we utilize an online test reporting system for our comprehensive portfolio of HIV drug resistance assays, PhenoSense GT, PhenoSense HIV and GeneSeq HIV and for our Trofile Co-Receptor Tropism Assay. Our secure online system facilitates data analysis, allowing examination of historical patient resistance data to help identify resistance patterns in patients over time, and it helps decrease the time between sample submission and reporting the results of the assays to physicians.

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

Clinical trials are the most expensive part of drug development and pharmaceutical companies are now utilizing the information from pharmacogenomics, the scientific discipline focused on how genetic differences among patients determine or predict responsiveness or adverse reactions to particular drugs, to improve the outcomes of clinical trials. In a similar way, pharmaceutical companies are applying our PhenoSense technology to help select and monitor suitable patients for clinical trials and optimize background therapy prior to treatment with the investigational compound. This selection process may allow pharmaceutical companies to guide important drug development decisions before large resource commitments are made. To date, we have provided testing services to almost all the pharmaceutical companies with drugs in development for treatment of HIV/AIDS and our tests have been used in the testing of patient samples for every drug approved for treatment of HIV in the past five years. Importantly, the FDA has endorsed and emphasized the importance of resistance testing in drug development.

Oncology

Utilizing our eTag technology, we plan to expand our franchise into oncology. We aim to leverage our commercial experience to develop molecular diagnostic tests that will differentiate those patients who are likely to respond to new targeted therapies from those patients who are not likely to respond. We are currently completing the development of our proprietary eTag assays that measure specific activated proteins and protein complexes and utilize tumor samples obtained from a patient’s biopsy, to aid in prescribing the new targeted cancer drugs for these patients.

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

Importantly, eTag assays can detect proteins, protein complexes, protein dimers and modified forms of these analytes, that are not readily discernible with other technologies, especially in formalin-fixed human clinical samples. These analytes are expected to provide valuable information with respect to the activation states of key signaling pathways that drive cell proliferation and survival in tumors, and serve as biomarkers that indicate the likelihood of response to particular targeted therapeutics in individual patients and specific patient sub-groups.

There are many signaling pathways involved in the proliferation of cancer cells in the body. One prominent one, on which substantial drug development activity has been focused, is the Epidermal Growth Factor Receptor, or EGFR/Her pathway, within which there are four receptors known as Her1 or EGFR, Her2, Her3 and Her4. We are developing a portfolio of assays for the EGFR/Her pathway that will ultimately include assays that measure the levels of individual receptor monomers such as Her1, Her2 and Her3; assays for the receptor homo-dimers such as Her1:1, and Her2:2; assays for the numerous hetero-dimers such as Her1:2, Her2:3, etc. and assays for various modified forms of these receptors including p95/Her2. In time, we plan to have a broad portfolio of assays that provide comprehensive information for drugs targeting individual protein components of the EGFR/Her pathway so that physicians will be able to detect resistance early and make better choices for their patients.

Our initial focus has been breast cancer where Herceptin is already approved, lapatinib is expected to be approved shortly, and other drugs are in development. In breast cancer, there may be two opportunities based on evolving treatment settings for Herceptin. One is the opportunity for a better test to support the design of treatment regimens, for advanced disease, that utilize Herceptin, chemotherapy and potentially other agents. A second and potentially larger opportunity may be for an improved test (in relation to existing tests) to support the design of treatment regimens in patients with early stage disease, again looking at likely efficacy of targeted agents like Herceptin and chemotherapeutics.

Additional applications for EGFR/Her assays may exist in lung cancer, where current approaches to the selection of patients who are likely to respond to targeted therapies are even more uncertain than in breast cancer, and we believe that the accurate assessment of activated drug targets in individual patients using the eTag assay has the potential to address this need. Other opportunities include colorectal cancer and other malignancies in which EGFR/Her signaling may be driving or contributing to tumor growth.

The details and timing of our initial products are still dependent on the nature and timing of clinical data that is being generated in our clinical studies.

Physicians

We are completing the development of the first EGFR/Her assays and their transfer into our CLIA certified clinical laboratory so that, after validation in accordance with CLIA standards, and after establishing the clinical utility of the assays through clinical studies, commercial tests can be launched.

Pharmaceutical Companies

Several cancer drugs that target the EGFR/HER pathway have been approved for marketing (Herceptin, Iressa, Tarceva, Erbitux) with many more in development. As pharmaceutical companies continue to develop these targeted cancer therapies, there is an urgent need to be able to distinguish those patients who are likely to respond to these treatments from those who will not.

We intend to make our eTag assays available to pharmaceutical and biotechnology companies under collaborative agreements through which they can access our proprietary assay systems and development expertise for use in clinical development programs. These assays and services can be a critical aide in patient selection in clinical trials of targeted therapies that may be highly efficacious in selected patient populations while only minimally effective in the general patient population.

On-Going Clinical Studies

Retrospective clinical studies are being conducted to further evaluate and confirm the clinical utility of our assays. In these studies, we are accessing previously collected tumor samples, performing our eTag assays on those samples and comparing the results and predictions obtained from our assays with the known clinical outcomes. A number of studies are in progress and planned to generate this information. These studies involve a number of leading cancer centers, which will provide tissue samples and collaborate with us to correlate the identified markers with clinical outcomes.

We are currently seeking clinical validation of our first assays in breast cancer patient samples. The other assays that will support a comprehensive range of assays are expected to follow. We have performed the eTag assay on Formalin-fixed Paraffin-Embedded, or FFPE, specimens from two clinical cohorts of breast cancer patients. We have observed consistent relationships between EGFR/Her family receptor interactions and clinical outcomes. We are actively working to obtain access to additional patient samples to evaluate these correlations in independent cohorts of both early and late stage breast cancer patients. These studies, if successful, will provide the basis for a commercial product.

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

•

Maintain and Enhance Our Leadership Position in Molecular Testing for Viral Diseases. We believe we are the leading provider of sophisticated tests for HIV drug resistance and have established ourselves as a leader in this field. We believe the use of our Trofile Co-Receptor Tropism Assay for patient selection in phase III clinical trials of CCR5 antagonists potentially opens a new era in molecular testing for HIV patients. We plan to maintain our leadership position by continuing a strong emphasis on the scientific basis for our products and applying our scientific expertise to other infectious diseases.

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

•

Leverage Our Relationships with the Pharmaceutical/Biotechnology Industry. We believe we are the partner of choice for pharmaceutical companies seeking molecular testing for HIV drugs in development. Our drug resistance tests have been used in the testing of patient samples for every drug approved for treatment of HIV in the past five years and we are currently working with almost every company with a significant HIV drug development program. We intend to leverage our expertise and position by enhancing our product portfolio for patient testing as these drugs are approved and brought to market. In addition, several of the leading HIV drug developers are also leaders in the development of cancer therapies and we intend to leverage our existing relationships by offering a more comprehensive set of capabilities to pharmaceutical and biotechnology companies initially in oncology and subsequently in other serious diseases.

•

Provide Broad, Convenient Access to our Products on a Worldwide Basis. We have created broad access to our current commercial products in the United States by focusing on reimbursement, education and distribution. In the U.S., we have relationships, providing broad access to our HIV tests, with Quest Diagnostics and Laboratory Corporation of America, the two largest national networks of clinical reference laboratories in the United States and will continue to seek the broadest and most optimal distribution structure for our products. We intend to make our Trofile Co-Receptor Tropism Assay available outside of the U.S. through our collaboration with Pfizer. For our future oncology products, we intend to utilize the same commercial approach in the U.S. and intend to access major international markets, either directly or through partnerships.

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

Sales & Marketing

We market our HIV tests to physicians and pharmaceutical customers in the United States through both a direct and indirect sales organization. We have built an efficient commercial infrastructure to support the industry’s most comprehensive line of drug resistance and patient screening tests currently available. Our commercial organization is composed of approximately 60 people in sales, marketing, customer service, payor relations and sales management functions.

We market our tests to physicians in the United States directly to physician offices and indirectly through national, regional and hospital laboratories. We have contracts and alliances with Quest Diagnostics and Laboratory Corporation of America, the two largest national networks of laboratories in the United States. These alliances allow for streamlined collection of blood specimens as well as convenience for physicians who desire to consolidate testing for payors. In 2006, 21% of our resistance tests came from third party reference laboratories.

We intend to market our Trofile Co-Receptor Tropism Assay outside of the United States through our collaboration with Pfizer, Inc. On May 5, 2006, we entered into a Collaboration Agreement with Pfizer regarding our Trofile Assay (the “Collaboration Agreement”). The Collaboration Agreement has an initial term that expires on December 31, 2009, and is renewable by Pfizer for five successive one-year terms.

Under the agreement, we will collaborate with Pfizer to make our Trofile Co-Receptor Tropism Assay available globally. We will be responsible for making the assay available in the U.S. and performing the assay in accordance with agreed upon performance standards. We will also be obligated to undertake certain efforts to plan for, establish and maintain an infrastructure to support the commercial availability of the assay outside the U.S. in countries designated by Pfizer, and we will be obligated to perform the assay with respect to patient blood samples originating outside of the U.S. in accordance with agreed upon performance standards. Pfizer will be responsible for sales, marketing and regulatory matters related to the assay outside of the U.S. Pfizer will reimburse us for costs incurred in establishing and maintaining the necessary logistics infrastructure to make the assay available outside of the U.S., and Pfizer will pay us for each assay that we perform with respect to patient blood samples originating outside of the U.S.

Subject to certain limitations, Pfizer will be entitled to establish its own facility to perform the assay in support of its human clinical trials, and to perform the assay in respect of patient blood samples in the event of certain uncured material breaches by us of the Collaboration Agreement (including the performance standards). For such purposes, we have granted Pfizer a license to use certain intellectual property rights and proprietary materials related to our Trofile Co-Receptor Tropism Assay. We will be obligated in such a case to assist Pfizer in establishing and operating such facility, for which Pfizer will reimburse us for all costs that we incur in providing such assistance. To secure our obligations under the license described above, we have granted Pfizer a security interest in certain of our intellectual property rights and proprietary materials related to the Trofile Co-Receptor Tropism Assay. We have also extended the co-receptor assay portion of the existing services agreement between Monogram and Pfizer for support of potential additional Pfizer clinical trials through December 31, 2009.

We expect to leverage our existing experience and infrastructure to commercialize products for the oncology market. As we will be marketing to a separate physician group, we expect to hire sales personnel dedicated to the oncology market. We have hired a senior executive to lead this effort and have made other management additions in 2006 to our commercial organization in anticipation of commercial introduction of products for the oncology market. We plan to hire sales and educational personnel within this organization prior to the commercial introduction of such products.

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

We have an active reimbursement strategy, and educate both private and public payors concerning the benefits of our molecular diagnostic testing services in an effort to maximize reimbursement. We believe that over 75% of HIV/AIDS patients in the United States now have access to coverage for resistance testing. At the end of 2006, 49 state Medicaid programs, including California, Florida, New Jersey and New York, the states with the largest HIV/AIDS patient populations, had favorable coverage policies for drug resistance testing. Medicare and nearly all private payors, including Aetna, the Blue Cross Blue Shield Association, Humana and United Health Care, pay for HIV resistance testing. We intend to leverage this experience as we introduce molecular diagnostic testing products for oncology.

Research & Development

Research and development expenditures were $19.0 million, $19.0 million and $7.8 million in 2006, 2005 and 2004, respectively. In addition, in 2004, we recorded a non-cash charge of $100.6 million as an allocation of the purchase price of ACLARA to in-process research and development programs. This reflects the proprietary eTag technology, based on which we are developing products for therapy guidance in oncology for use by pharmaceutical companies and physicians.

As of February 9, 2007 we had 54 employees in research and development and clinical research activities, of whom approximately 40% were primarily focused on infectious disease programs, and 60% were primarily focused on oncology programs.

We maintain an active effort to seek grant funding in support of research programs. Revenue from grants was $1.8 million, $2.3 million and $2.0 million in 2006, 2005 and 2004, respectively. These grants will help support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics and vaccines.

Competition

The markets for life science research and diagnostic products are highly competitive and are subject to rapid technological change. In particular, approaches to personalized medicine are rapidly evolving and there are many companies attempting to establish their technological approaches and products as the standard of care.

For our HIV resistance testing products, the principal competitors include Tibotec-Virco, a division of Johnson & Johnson, Specialty Laboratories, Applied Biosystems Group, Visible Genetics, a division of Siemens, Viralliance, and reference and academic laboratories performing genotypic testing. For our Trofile Co-Receptor Tropism Assay, we are not aware of any other products currently available for this application. However, we are aware of efforts by third parties to develop competitive assays using phenotypic and genotypic approaches. Genotypic approaches to the identification of tropism are thought to be significantly less precise than our phenotypic approach.

For diagnostic testing for cancer therapies, we expect to compete with companies that are developing alternative technological approaches for patient testing in the cancer field. There are likely to be many competitive companies and many technological approaches in the emerging field of testing for likely responsiveness to the new class of targeted cancer therapies, including companies such as DakoCytomation A/S, Genzyme and Abbott Laboratories that currently commercialize testing products for guiding therapy of cancer patients. Established diagnostic product companies such as Abbott Laboratories, Roche Diagnostics and Bayer Diagnostics and established clinical laboratories such as Quest Diagnostics and Laboratory Corporation of America may also develop or commercialize services or products that are competitive with those that we anticipate developing and commercializing. In addition, there are a number of alternative technological approaches being developed by competitors and evaluated by pharmaceutical and biotechnology companies and being studied by the oncology community. In particular, while our anticipated oncology testing products will be based on the identification of protein-based differences among patients, there is significant interest in the oncology community in gene-based approaches that may be available from other companies.

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

Operations

We perform our HIV testing in South San Francisco, California. Our clinical laboratory is accredited by the College of American Pathologists and our facility is subject to stringent CLIA operating regulations. Patient samples for testing are delivered by courier and treated as infectious specimens. After processing of the samples with our proprietary technology, results are reported to the customer. The CLIA regulations require that we meet certain quality and personnel standards and undergo proficiency testing and inspections.

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

While initial products for the cancer market are expected to be introduced through our CLIA certified clinical laboratory, future cancer testing products may include test kits that may be subject to the regulatory authority of the Food and Drug Administration, or the FDA. The FDA regulatory framework is complicated, and we have limited experience at managing FDA compliance issues. If we develop cancer test kits, the kits could be subject to premarket FDA approval requirements, which would be expensive and time-consuming, and could delay or prevent us from marketing these tests. In addition, the production of the future cancer test kits may be subject to Good Manufacturing Practice Regulation, or GMP, under the auspices of the FDA. Our facilities are not GMP compliant. If the manufacture of the proposed kits is subject to GMP regulation, we will be required to establish a GMP compliant facility, or to enter into a relationship with a third party manufacturer that operates a GMP compliant facility. We do not have experience with GMP compliance. GMP compliance, or entry into a manufacturing relationship with a third party manufacturer, would be time-consuming and expensive.

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

With respect to our viral disease portfolio, we currently have approximately 98 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 45 issued patents. With respect to our potential oncology products and eTag technology, we currently have approximately 57 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 20 issued patents. We have 110 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 87 issued or allowed patents, relating to the historic microfluidics business of ACLARA. We have licensed certain patents and technologies as described below.

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

Our patents and patent applications related to our viral disease portfolio address the following essential aspects of resistance testing: 1) assessment of patient resistance to treatment regimens, including phenotypically assessing whether a patient is likely to respond to treatments targeted to viral protein targets, such as protease inhibitors or reverse transcriptase (RTs), or whether a patient is likely to respond to a treatments targeted to viral processes more generally, such as viral entry or incorporation of nucleotide analogues into the viral coding sequence; and 2) genotypic assessment of patient resistance to treatment regimens, including a comprehensive proprietary database of mutations in viral proteins and an assessment of whether patients harboring mutations will respond to current treatment regimens.

These patents and patent applications also include many patents around our entry and tropism assays. The phenotypic approach covered by these patents is able to directly and accurately assess the susceptibility or resistance of a patient’s HIV to entry inhibitors, and to determine to what extent a patient’s virus is able to gain entry into cells via one or other, or a mixture, of the two major co-receptors, CCR5 or CXCR4. This approach also allows us to assess how resistant a patient’s virus is to entry inhibitors, to identify the “tropism” that a patient’s virus exhibits (i.e. whether it uses the CCR5 or CXCR4 co-receptor, or both), to screen for new entry inhibitor compounds, and to test for antibody responses capable of blocking infection, a critical need in assessing HIV vaccines. In May 2006, we received notices of allowance from the United States Patent and Trademark Office on four patents in this field, two of which have subsequently issued.

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

Regulation and Reimbursement

Regulation of Clinical Laboratory Operations

The Clinical Laboratory Improvement Amendments of 1988 (CLIA) extends federal oversight to virtually all clinical laboratories by requiring that laboratories be certified by the federal government, by a federally approved accreditation agency or by a state that has been deemed exempt from the regulation’s requirements. We currently provide our viral disease assays, including our PhenoSense, PhenoSense GT and Trofile Co-Receptor Tropism Assays, and intend to provide our eTag Assays, under the standards of these regulations. Pursuant to these federal clinical laboratory regulations, clinical laboratories must meet quality assurance, quality control and personnel standards. Labs also must undergo proficiency testing and inspections. Standards are based on the complexity of the method of testing performed by the laboratory.

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

In September 2006, the FDA issued draft guidance related to the regulation of certain kinds of tests, multivariate index assays (“MIAs”) provided by CLIA labs. This draft guidance is currently subject to public comment and may be revised before being finalized. The draft guidance states that it applies to those tests provided by CLIA laboratories and that are categorized as IVD MIAs where multiple variables are analyzed, using complex statistical proprietary algorithms and the reported results may not be understood by physicians. It is not clear which tests may be covered by the final guidance when issued, when such guidance may be issued or what form of approval process may be required. There is no assurance that some or all of our current products and products in development, including those for HIV or for cancer based on the eTag technology, will not be covered by the final guidance. In addition, certain members of Congress have announced that they may introduce proposed legislation regarding laboratory testing.

We cannot predict the nature or extent of future FDA, or other regulation, such as Congressional regulation, and all of our products, including our existing virology assays and our planned eTag oncology products, might be subject in the future to greater regulation, or different regulations, that could have a material effect on our finances and operations.

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

Significant uncertainty exists as to the reimbursement status of new medical products such as our eTag products in development for oncology, particularly if these products fail to show demonstrable value in clinical studies, and our Trofile Co-Receptor Tropism Assay which we plan to commercialize after anticipated FDA approval of Pfizer’s maraviroc. If government and other third-party payors do not provide adequate coverage and reimbursement for our planned products, our revenues will be reduced.

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

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) mandated that the Secretary of Health and Human Services adopt a standard unique health identifier of health care providers. All covered health care providers, both individuals and organizations must obtain a National Provider Identifier (NPI) for use on all HIPAA-related electronic transactions. The compliance date for obtaining and using an NPI is May 23, 2007. The NPI will be the sole provider identifier and will replace the multiple provider identification numbers currently used. We have been notified by some payers (both major and minor) that they will not meet this deadline and cannot accept NPI until December, 2007. At this time, we cannot estimate the potential impact of payers implementing, or failing to implement the HIPAA standard on our cash flows and results of operations.

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

Employees

As of February 9, 2007, we had 323 employees, of whom 36 hold Ph.D. or M.D. degrees and 54 hold other advanced degrees. Approximately, 176 employees are engaged in clinical laboratory, process development and supporting operations, 54 employees are engaged in research and development and clinical research activities, 60 employees are engaged in sales and marketing and 33 are engaged in general and administrative functions.

Available Information

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

Item 1A. Risk Factors

Except for the historical information contained or incorporated by reference, this annual report on Form 10-K and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part I, Item 1 entitled “Business,” Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this annual report and in any other documents incorporated by reference into this annual report. You should consider carefully the following risk factors, together with all of the other information included in this annual report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

We have not achieved profitability and we anticipate continuing losses, which may cause our stock price to fall.

We have experienced significant losses each year since inception, and we expect to continue to incur additional losses as we complete the development of the eTag technology and commercialize products for oncology. We have experienced losses applicable to common stockholders of $38.7 million for the year ended December 31, 2006. As of December 31, 2006, we had an accumulated deficit of approximately $264.0 million, including a charge in 2004 of $100.6 million for in-process research and development related to our merger with ACLARA. We expect to continue to incur losses, primarily as a result of expenses related to:

•	research and product development costs, including the continued development and validation of the eTag technology and products based on that technology;

•	clinical studies to validate the effectiveness of eTag assays as tests for responsiveness of cancer patients to particular cancer therapies;

•	sales and marketing activities related to existing and planned products, including the development of a sales organization focused on the oncology market;

•	general and administrative costs to support growth of the business;

•	interest expense related to outstanding debt;

•	adjustments in our statement of operations to reflect changes in the fair value of the embedded derivatives in our outstanding convertible debt;

•	cost of relocating to new facilities on expiry of current leases, and higher market rent and capital and operating expenses as a result of the need for additional laboratory and office.

If our losses continue, our liquidity may be impaired, our stock price may fall and our stockholders may lose part or all of their investment.

New classes of drugs for treatment of HIV may not be successful in clinical trials and may not be approved by the FDA, the drugs may not require our testing services when approved. If the drugs are approved by the FDA and require our testing services, we may not be able to adequately meet the demand for these services in all markets.

Our testing services, including our Trofile Co-Receptor Tropism Assay, have been used by certain pharmaceutical company customers, including Pfizer, in phase III clinical trials of the new class of CCR5 antagonist drugs. Pfizer’s trial has been completed. Accordingly, revenue from this trial, and total revenue have been reduced in the third and fourth quarters of 2006 and are expected to be similarly reduced in at least the first two quarters of 2007.

If new drugs are approved, patient testing use of the Trofile assay could be an important source of future testing revenue. However, the progress of such clinical trials and the likelihood of trials being successful and the drugs receiving FDA approval are subject to significant uncertainty and are determined by factors outside of our control. Difficulties encountered by our pharmaceutical company customers related to patient enrollment, drug performance, regulatory considerations and other factors could cause the trials to be delayed or terminated or cause the drugs not to get approved. If such events occurred, our revenues would be adversely affected and could decline. If safety or efficacy concerns arise related to the entire class of CCR5 antagonists, all clinical trials related to this class of drugs could be terminated and the drugs might not be approved by the FDA, which would abruptly and negatively impact our revenues. There is also no guarantee that our testing services will be required or used by physicians if the drugs are approved by the FDA. If such use does not develop after approval then these drugs will not generate significant future patient testing revenues. If the drugs are approved and our testing services are required for these drugs, we may not be able to deliver our testing services on a global basis in support of the drugs, which could damage our market position, adversely affect our business, and cause our revenues to decline. While there are a number of such new drugs in development, Pfizer’s CCR5 antagonist, maraviroc, that has been the subject of the clinical trial referenced above is significantly further advanced in the clinical and regulatory process than any other CCR5 antagonist. An NDA for maraviroc has been submitted by Pfizer and has been accepted by the FDA for priority review. Any difficulty related to this drug in particular would have a serious adverse affect on our revenues and business.

We derive a significant portion of our revenues from a small number of customers and our revenues may decline significantly if any major customer cancels, reduces or delays a purchase of our products.

Our revenues to date consist, and are anticipated to consist in 2007, largely of sales of HIV testing products. We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 21%, 22% and 31% in 2006, 2005 and 2004, respectively. Additionally, in 2006, 2005 and 2004, Pfizer represented approximately 19%, 19% and 7%, Quest Diagnostics Incorporated represented approximately 11%, 11% and 12% and GlaxoSmithKline plc represented approximately 6%, 10% and 4% of our total revenue, respectively. Gross accounts receivable balances from Medicare and Medicaid represented 27% and 33% of gross accounts receivable balance at December 31, 2006 and 2005, respectively. It is likely that we will have significant customer concentration in the future. Following our entry into a Collaboration Agreement with Pfizer in May 2006, and the amendment of our services agreement with Pfizer, we expect Pfizer’s significance as a customer will grow. Although certain of our agreements with pharmaceutical company customers have provisions for minimum purchases, these provisions are generally subject to annual renewal or cancellation provisions. The loss of any major customer, a slowdown in the pace of increasing physician and physician group sales as a percentage of sales, cancellation or non-renewal of agreements with pharmaceutical company customers, the delay of significant orders from any significant customer, even if only temporary, or delays or terminations of clinical trials by pharmaceutical company customers, could have a significant negative impact on our revenues and our ability to fund operations from revenues, generate cash from operations or achieve profitability.

We may be unable to perform under our collaboration agreement with Pfizer, which could adversely affect our business.

Our collaboration agreement with Pfizer requires us to make our Trofile Co-Receptor Tropism Assay available in the United States and to perform the assay for Pfizer in accordance with agreed upon performance standards. We are also obligated to undertake certain efforts to plan for, establish and maintain an infrastructure to support the availability of the assay in countries outside the United States designated by Pfizer.

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

In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) revenue arrangements entered into after June 15, 2003, that include multiple element arrangements are analyzed to determine whether the deliverables are divided into separate units of accounting or as a single unit of accounting. Revenues are allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. If all of the three required criteria under EITF 00-21 are met, then the deliverables would be accounted for separately, as performed. Otherwise, the arrangement would be accounted for as a single unit of accounting and the payments for performance obligations would be recognized as revenue over the estimated period of when the performance obligations are performed. If we cannot reasonably estimate when a performance obligation either ceases or becomes inconsequential, then revenue is deferred until we can reasonably estimate when the performance obligation ceases or becomes inconsequential.

The Pfizer collaboration is a multiple element arrangement, including supply of the Trofile Assay in additional clinical studies (including early access programs in both the U.S. and outside the U.S.), supply of the Trofile Assay for clinical use outside of the U.S., reimbursement of costs for the establishment and operation of supply infrastructure outside of the U.S. and potential assistance to Pfizer in the establishment and operation of a second facility for processing of tropism assays. Under the guidelines of EITF 00-21, we have determined that the collaboration with Pfizer should be accounted for as a single unit of accounting due to the absence of established fair values of certain undelivered elements. Accordingly, we have deferred revenue under this collaboration until the earlier of establishment of fair values or completion of the deliverables. Additionally, related direct costs that are contractually reimbursable on a non-refundable basis under this collaboration have been deferred. We anticipate the application of these accounting rules will prevent us from recognizing any revenue under the Pfizer collaboration for at least several years, until the expiry or termination of the agreement, or the completion of certain deliverables, which we anticipate will be at least several years, if not longer, which would adversely affect our profitability.

Proposed new products based on the eTag technology could be delayed or precluded by regulatory, clinical or technical obstacles, thereby delaying or preventing the development, introduction and commercialization of these new products and adversely impacting our revenue and profitability.

We are developing testing products for use in connection with the treatment of cancer patients. These products will be based on the proprietary eTag technology and are expected to leverage our experience in patient testing for HIV. We expect that the development and commercialization of eTag assays for use in clinical trials by pharmaceutical and biotechnology customers could exceed one year. In addition, we expect to commercialize clinical assays for diagnostic use in patient testing, upon the successful completion of product development and automation for high throughput, validation of assays in a Clinical Laboratory Improvement Amendments, or CLIA, certified laboratory format, and attainment of clinical validation through clinical trials, which could also exceed one year. The completion of these research and development activities is subject to a number of risks and uncertainties including the extent of clinical trials required for regulatory and marketing purposes, the timing and results of clinical trials, inability to access tumor samples on which to conduct studies of the correlation between measurements by eTag assays and clinical outcomes, failure to validate the technology in clinical trials and failure to achieve necessary regulatory approvals. These factors make it impossible to predict with any degree of certainty whether we will be able to complete the development of commercial products utilizing eTag technology or if we are able to do so what the cost and timing of such completion may be.

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

As our Trofile Co-Receptor Tropism Assay has been used in phase III trials of CCR5 inhibitor drug candidates, we filed a master file with the FDA providing information about the specification and validation of the assay. We have had discussions with the FDA regarding this information and the use of our tests as a patient selection tool in such trials. While we currently believe that we will be able to provide our Trofile Co-Receptor Tropism Assay as a CLIA based service for use as a patient selection tool for CCR5 drugs once those drugs are approved by the FDA, there is no guarantee that the FDA will not seek to regulate such services.

In September 2006, the FDA issued draft guidance related to the regulation of certain kinds of tests, multivariate index assays (“MIAs”) provided by CLIA labs. This draft guidance is currently subject to public comment and may be revised before being finalized. The draft guidance states that it applies to those tests provided by CLIA laboratories and that are categorized as IVD MIAs where multiple variables are analyzed, using complex statistical proprietary algorithms and the reported results may not be understood by physicians. It is not clear which tests may be covered by the final guidance when issued, when such guidance may be issued or what form of approval process may be required. There is no assurance that some or all of our current products and products in development, including those for HIV or for cancer based on the eTag technology, will not be covered by the final guidance. In addition, certain members of Congress have announced that they may introduce proposed legislation regarding laboratory testing.

Either as a result of a decision to produce future test kits, or as a result of FDA regulation or other regulation, of our laboratory testing business, we may become subject to Good Manufacturing Practice Regulation, or GMP, under the auspices of the FDA. Our facilities are not GMP compliant. If our operations are subject to GMP regulation, then we will be required to establish a GMP compliant facility, or to enter into a relationship with a third party manufacturer that operates a GMP compliant facility. We do not have experience with GMP compliance. GMP compliance, or entry into a manufacturing relationship with a third party manufacturer, would be time-consuming and expensive. We anticipate that if we are required to establish our own GMP compliant facility, or we elect to enter into a relationship with a GMP compliant third party, either process would be completed in parallel with developing the proposed testing products, could take over one year, and would require significant start-up costs and would significantly increase on-going overhead costs.

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

In general, we cannot predict the extent of future FDA or other regulation, including congressional, of our business. In the future, we might be subject to greater or different regulations that could have a material effect on our finances and operations. If we fail to comply with existing or additional FDA regulations, it could cause us to incur civil or criminal fines and penalties, increase our expenses, prevent us from increasing revenues, or hinder our ability to conduct our business.

With the broadening of our business from infectious disease to oncology, we are a larger and broader organization. If our management is unable to adequately manage the company, our operating results will suffer.

As of February 9, 2007, our total number of employees was 323. Our proposed testing products using the eTag technology and our commercialization infrastructure have not yet been developed, and the two will need to be integrated as a necessary part of the development process. We do not have experience in commercializing testing products for use in the oncology field. We face challenges inherent in efficiently managing an increased number of employees and addressing new markets, including the need to implement appropriate systems, policies, benefits and compliance programs and the need to build a sales organization focused on oncologists.

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

If we are unable to successfully develop products based on our eTag technology, our financial results, including earnings (loss) per common share, could be adversely affected. In accordance with United States generally accepted accounting principles, we have accounted for the merger with ACLARA as a business combination. We have allocated the total purchase price to the acquired net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of completion of the merger, and have recorded the excess of the purchase price over those fair values as goodwill.

To the extent the value of goodwill becomes impaired, we may be required to incur material charges relating to the impairment of those assets. The additional charges could adversely affect our financial results, including earnings (loss) per common share, which could cause the market price of our common stock to decline.

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

•	the development and commercialization of competitive products for the assessment of tropism related to the use of CCR5 antagonists;

•	the effectiveness of Pfizer in developing the market and commercializing our Trofile Assay outside of the United States;

•	our ability to demonstrate to potential customers the clinical benefits and cost effectiveness of our eTag technology, relative to competing technologies and products;

•	the extent to which opinion leaders in the scientific and medical communities publish supportive scientific papers in reputable academic journals;

•	the extent and success of our efforts to market, sell and distribute our testing products;

•	the timing and willingness of potential collaborators to commercialize our PhenoSense and eTag products and other future testing product candidates;

•	general and industry-specific economic conditions, which may affect our pharmaceutical customers’ research and development, clinical trial expenditures and the use of our PhenoSense and eTag products;

•	progress of clinical trials conducted by our pharmaceutical customers;

•	our ability to generate clinical data indicating correlation between data recognized by eTag assays and clinical responses to particular drugs;

•	changes in the cost, quality and availability of equipment, reagents and components required to manufacture or use our PhenoSense and eTag products and other future testing product candidates;

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

Government and third-party payors are attempting to contain or reduce the costs of healthcare and are challenging the prices charged for medical products and services. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare products. This could in the future limit the price that we can charge for our products or cause fluctuations in reimbursement rates for our products. This could hurt our ability to generate revenues. Significant uncertainty exists as to the reimbursement status of new medical products like the products we are currently developing and that we expect to develop, such as the Trofile Co-Receptor Tropism Assay and eTag Assays for oncology. This will especially be the case if these products fail to show demonstrable value in clinical studies. If government and other third-party payors do not continue to provide adequate coverage and reimbursement for our testing products or do not authorize reimbursement for our planned products, our revenues will be reduced.

Our indebtedness and debt service obligations have increased as a result of the issuance of our convertible note to Pfizer in the principal amount of $25 million, our issuance of 0% convertible senior unsecured notes, in the principal amount of $30 million, and our entry into a credit and security agreement with Merrill Lynch, which individually or in the aggregate may adversely affect our cash flow, cash position and stock price.

As a result of the sale and issuance of $30 million principal amount of 0% convertible senior unsecured notes in January 2007 to a single qualified institutional buyer, our entry into a credit and security agreement with Merrill Lynch Capital, or Merrill, in September 2006 which provides us with a revolving credit line of up to $10 million, and our issuance of a convertible note to Pfizer in the principal amount of $25 million in May 2006, we increased our total debt and debt service obligations. If we issue other debt securities or enter into other debt obligations in the future, our debt service obligations will increase further.

We intend to fulfill our debt service obligations from our existing cash. In the future, if we are unable to generate cash or raise additional cash through financings sufficient to meet these obligations and need to use existing cash in order to fund these obligations, we may have to delay or curtail research, development and commercialization programs.

Our indebtedness could have significant additional negative consequences, including, without limitation:

•

requiring the dedication of a portion of our expected cash flow to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including funding our research and development programs and other capital expenditures;

•	increasing our vulnerability to general adverse economic conditions;

•	limiting our ability to obtain additional financing;

•	placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources; and

•	Requiring us to reflect adjustments in our statement of operations to reflect changes in the fair value of the embedded derivatives in our outstanding convertible debt.

Our outstanding senior indebtedness to Pfizer and Merrill Lynch Capital imposes restrictions on how we conduct our business, and if we fail to meet our obligations under this indebtedness, our payment obligations may be accelerated and collateral for our loans may be forfeited.

In May 2006, in connection with our entry into a Collaboration Agreement, we and Pfizer entered into a Note Purchase Agreement, which we amended in January 2007, pursuant to which we sold to Pfizer a 3% Senior Secured Convertible Note in the principal amount of $25 million. The Pfizer Note is secured by a first priority security interest in favor of Pfizer in our assets related to our HIV testing business.

Under the terms of the Pfizer Note, we are prohibited from incurring certain types of indebtedness, from permitting certain liens on our assets, from entering into transactions with affiliates and from entering into certain capital transactions such as dividends, stock repurchases, capital distributions or other similar transaction without Pfizer’s prior consent. We are also subject to certain other covenants as set forth in the Pfizer Note, including limitations on our ability to enter into new lines of business. These limitations imposed by the Pfizer Note could impair our ability to operate or expand our business.

In addition, in September 2006 we entered into a credit and security agreement with Merrill. Our agreement with Merrill provides us with a $10 million revolving credit line and grants Merrill a security interest over certain of our assets, including our accounts receivable, intellectual property used or held for use in connection with our oncology testing business, and our inventory. Under the terms of this agreement, we are also prohibited from incurring certain types of indebtedness and certain liens on our assets.

If an event of default occurs under either of these loan arrangements, Pfizer or Merrill, as the case may be, may declare the outstanding principal balance and accrued but unpaid interest owed to them immediately due and payable, which would have a material adverse affect on our financial position. A default under either our Pfizer or Merrill indebtedness would also trigger a default under the terms of our convertible senior unsecured notes, in the principal amount of $30 million. We may not have sufficient cash to satisfy these obligations. If a default occurs under the Pfizer Note, and we are unable to repay Pfizer, Pfizer could seek to enforce its rights under its first priority security interest in our assets related to our HIV testing business. If this were to happen, Pfizer may receive some or all of the assets related to our HIV testing business in satisfaction of our debt, which could cause our business to fail. Similarly, if a default occurs under our agreement with Merrill, and we are unable to repay Merrill, Merrill could seek to enforce its security interest in the assets it has secured, including our accounts receivable, intellectual property used or held for use in connection with our oncology testing business, and our inventory, which could also cause our business to fail.

Billing complexities associated with health care payors could delay our accounts receivable collection, impair our cash flow and limit our ability to reach profitability.

Billing for laboratory services is complex. Laboratories must bill various payors, such as Medicare, Medicaid, insurance companies, doctors, employer groups and patients, all of whom have different requirements. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 21%, 22% and 31% in 2006, 2005 and 2004, respectively. In addition, gross accounts receivable balances from Medicare and Medicaid represented 27% and 33% of gross accounts receivable balance at December 31, 2006 and 2005, respectively. Billing difficulties often result in a delay in collecting, or ultimately an inability to collect, the related receivable. This impairs cash flow and ultimately reduces profitability if we are required to record bad debt expense and/or contractual adjustments for these receivables. Our accounts receivable balances have decreased in 2006 from 2005 but increased in 2005 from 2004. We recorded bad debt expense of $0.4 million and $0.8 million for the years ended December 31, 2006 and 2005, respectively.

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

Ultimately, if such issues are not resolved in a timely manner, our cash flows could be impaired and our ability to reach profitability could be limited.

We may encounter problems or delays in processing tests or in expanding our automated testing systems, which could impair our ability to grow our business, generate revenue and achieve and sustain profitability.

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

The commercial opportunity for our products will be reduced or eliminated if our competitors develop and market new testing products that are superior to, or are less expensive than, the testing products that we develop using our proprietary technology. The biotechnology industry evolves at a rapid pace and is highly competitive. Our competitors for our HIV resistance testing products include manufacturers and distributors of phenotypic and genotypic drug resistance technology, such as Tibotec-Virco, a division of Johnson & Johnson, Specialty Laboratories, Applied Biosystems Group, Visible Genetics, a division of Siemens, Viralliance, and reference and academic laboratories. For our Trofile Co-Receptor Tropism Assay, we are not aware of any other products currently available for this application. However, we are aware of efforts by third parties to develop competitive assays using phenotypic and genotypic approaches. We believe genotypic approaches to the identification of tropism are thought to be significantly less precise than our phenotypic approach. However, we cannot be assured that simpler, less expensive tropism tests will not be developed and commercialized.

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

Historically, we have licensed technology from Roche Applied Science Division of Roche Diagnostics Corporation, (“Roche”), that we use in our PhenoSense and GeneSeq tests. We held a non-exclusive license for the life of the patent term of the last licensed Roche patent. We were notified by Roche that the license had terminated in March 2005 because the last licensed patent had expired. However, Roche advised us that additional licenses may be necessary for certain other patents and has offered us a license to these patents. We are in the process of reviewing whether additional licenses are necessary or useful for our operations. We believe such licenses are available on commercially acceptable terms.

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

With respect to our viral disease portfolio, as of December 31, 2006 we have approximately 98 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 45 issued patents. With respect to our potential oncology products and eTag technology, we currently have approximately 57 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 20 issued patents. We have 110 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 87 issued or allowed patents, relating to the historic microfluidics business of ACLARA. We had licensed certain patents under the Roche license discussed above. These patents covered a broad range of technology applicable across our entire current and planned product line.

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

We may be unable to build brand loyalty because our trademarks and trade names may not be protected. We may not be able to build brand loyalty in the new markets that we are entering and may enter in the future.

Our registered or unregistered trademarks or trade names such as the names PhenoSense, PhenoSense GT, PhenoScreen, GeneSeq, Trofile and eTag may be challenged, canceled, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build brand loyalty. Brand recognition is critical to our short-term and long-term marketing strategies especially as we commercialize future enhancements to our products. In particular as we broaden our commercial focus from viral diseases to oncology and other serious diseases, we may not be able to establish any brand recognition and loyalty in oncology and other new markets that we may enter in the future.

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

ACLARA, with which we merged in December 2004, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001 and is now captioned ACLARA BioSciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering, or IPO, as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s March 20, 2000 IPO through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market. The complaint also alleges that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers who went public between 1998 and 2000 have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including ACLARA defendants) was filed by the entire group of issuer defendants in these similar actions. On February 19, 2003, the Court in this action issued its decision on the defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to ACLARA but denied the motion to dismiss Section 11 claim as to ACLARA and virtually all of the other defendants. On June 26, 2003, the plaintiffs in the consolidated class action lawsuits announced a proposed settlement with ACLARA and the other issuer defendants. The proposed settlement, which was approved by ACLARA’s board of directors, provides that the insurers of all settling issuers will guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling issuers will make up the difference. Under the proposed settlement, the maximum amount that could be charged to ACLARA’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would be approximately $3.9 million. We believe that ACLARA had sufficient insurance coverage to cover the maximum amount that we may be responsible for under the proposed settlement. On August 31, 2005, the Court granted unconditional preliminary approval of the proposed settlement. On April 24, 2006, the Federal District Court held a fairness hearing to determine whether the proposed settlement should be approved. The Court has not yet decided whether to approve the settlement. On December 5, 2006, the United States Court of Appeals for the 2nd Circuit issued a decision re: Initial Public Offering Securities Litigation (Docket No. 05-3349-cv), reversing the Federal District Court’s finding that six focus cases involved in this litigation could be certified as class actions. It is not yet clear what impact, if any, the decision may have on the proposed settlement agreement. Plaintiffs have filed a petition for rehearing and/or for en banc review of the Second Circuit’s decision and the Federal District Court has indicated it will not make any decision regarding the proposed settlement agreement until the Second Circuit decides whether it will consider a rehearing. On January 24, 2007, the Second Circuit ordered Underwriters to file a response on certain issues to Plaintiffs’ request for a rehearing. Due to the inherent uncertainties of litigation and assignment of claims against the underwriters, and because the settlement has not yet been finally approved by the Federal District Court, the ultimate outcome of the matter cannot be predicted. If a final settlement is not reached or is not approved by the court, we believe that we have meritorious defenses and intend to vigorously defend against the suit. As a result of this belief, no liability for this suit has been recorded in the accompanying financial statements. However, we could be forced to incur significant expenses in the litigation, and in the event there is an adverse outcome, our business could be harmed.

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

We anticipate that our capital resources, together with funds from the sale of our products, contract revenue and borrowing under equipment and accounts receivable financing arrangements, will enable us to maintain our current research and development, marketing, production and general administrative activities related to HIV drug resistance in the United States, together with the development and initial commercialization of the eTag technology, at least for the next twelve months. The commercialization of the eTag technology is expected to include the development of a testing service and possibly test kits for use in connection with the treatment of cancer patients. However, we may need additional funding to accomplish these goals. To the extent operating and capital resources are insufficient to meet our obligations, including lease payments and future requirements, we will have to raise additional funds to continue the development, commercialization and expansion of our technologies, including the eTag technology and products based on that technology. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, we cannot guarantee that additional financing, in any form, will be available at all, or on terms acceptable to us. If we sell equity or convertible debt securities to raise additional funds, our existing stockholders may incur substantial dilution and any shares so issued will likely have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common stock. In the event financing is not available in the time frame required, we could be forced to reduce our operating expenses, curtail sales and marketing activities, reschedule research and development projects or delay, scale back or eliminate some or all of our activities. Further, we might be required to sell certain of our assets or obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize on our own. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could make it difficult or impossible to implement our long-term business plans or could affect our ability to continue as a going concern.

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

As of March 1, 2007, approximately 50% of our common stock is beneficially held by our directors, our executive officers, and greater than five percent stockholders. The most significant of these stockholders in terms of beneficial ownership are Perry Corp., Federated Investors, Inc., Stephens Investment Management, Inc., Kenneth F. Siebel and Pfizer. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control of Monogram Biosciences at a premium price if these stockholders oppose it.

If our stockholders or convertible note holders sell substantial amounts of our common stock, the market price of our common stock may fall.

If our stockholders or convertible note holders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, or conversion of our outstanding convertible debt, the market price of our common stock may fall. As of December 31, 2006 we had outstanding options under our employee stock options plan to purchase 19.2 million shares of our common stock, which represents approximately 15% of our common stock outstanding on December 31, 2006, at a weighted-average price of $2.39 per share. Our outstanding convertible notes are convertible at the option of the holders into shares of our common stock. We intend to register the 0% Senior Unsecured Convertible Notes and the shares of common stock issuable upon conversion of these Notes with the SEC. We have also registered the shares issuable upon conversion of the Pfizer Note. Accordingly, the common stock issued upon conversion of the Notes and the Pfizer Note will be freely tradable in the public markets without restriction. The conversion of these notes into common stock could result in the issuance of a substantial number of shares and substantial dilution to our stockholders. Sales of substantial amounts of our common stock, including hedging activities by our convertible note holders, or the perception that such sales could occur, whether currently outstanding, or issued as the result of option exercises or conversion of convertible debt, might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Sales of a substantial number of shares could occur at any time. This may decrease the price of our common stock and the Notes and may impair our ability to raise capital in the future.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Our stock price has fluctuated widely during the last few years from a low of $0.72 per share in September 2002 to a high of $4.40 per share in January 2004. The following factors, in addition to other risk factors described in this section, may have a significant negative impact on the market price of our common stock:

•	period-to-period fluctuations in financial results;

•	financing activities;

•	hedging activities by holders of our convertible notes;

•	litigation;

•	delays in product introduction, launches or enhancements, including delays in completing the development of the eTag technology and products based on that technology;

•	announcements of technological innovations or new commercial products by our competitors;

•	results from clinical studies;

•	adverse developments in the clinical trials of drugs under development by our pharmaceutical company customers;

•	adverse clinical or regulatory developments related to drugs, such as Pfizer’s maraviroc, for which our tests are used in patient selection or monitoring;

•	developments concerning proprietary rights, including patents;

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or our own products or products under development;

•	regulatory developments in the United States and foreign countries;

•	changes in payor reimbursement policies;

•	limitations on the ability to recognize revenue from complex collaborations; and

•	economic and other external factors or other disaster or crisis.

A low or volatile stock price may negatively impact our ability to raise capital and to attract and maintain key employees.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of March 2, 2007, we leased a building of approximately 41,000 square feet in South San Francisco, California, comprising laboratory and office space. The lease expires in April 2010 and provides an option to extend the term for an additional ten years. We also subleased approximately 27,000 square feet in another adjacent building in South San Francisco, California, comprising laboratory and office space. This sublease expires in December 2007. In February 2007, we entered into a twelve month lease on approximately 9,000 square feet of office space in South San Francisco.

In addition, as a result of our merger with ACLARA, we assumed the lease for a building of approximately 44,200 square feet in Mountain View, California comprising laboratory and office space. On February 7, 2007, we entered into a lease termination agreement with the landlord to terminate the lease prior to its scheduled expiry. See “Subsequent Events” Note 14 to the financial statements included in this Annual Report on Form 10-K for further discussion.

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

Item 4. Submission of Matters to a Vote of Security Holders

We held the Annual Meeting of Stockholders on December 6, 2006, and two matters were voted upon. A description of each matter and tabulation of votes are as follows:

1.	Two Class III directors were elected to our board to hold office until the 2009 Annual Meeting of Stockholders, or until their successors are elected and qualified. The nominees and the voting for each were as follows:

Thomas R. Baruch:
For	121,252,843
Withheld	802,880
David H. Persing:
For	120,087,673
Withheld	1,968,050

The following directors’ terms of office continued after the Annual Meeting of Stockholders on December 6, 2006:

Edmon R. Jennings

William Jenkins

Cristina H. Kepner

John D. Mendlein

William D. Young

2.	The appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was ratified.

The voting for the proposal was as follows:

For	121,877,280
Against	144,928
Abstain	33,514

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Data; Dividends

Our Common Stock trades on the Nasdaq National Market under the symbol “MGRM.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock on the Nasdaq National Market:

	High	Low
2006
Fourth Quarter	$1.98	$1.48
Third Quarter	$1.95	$1.30
Second Quarter	$2.42	$1.33
First Quarter	$2.27	$1.69

2005
Fourth Quarter	$2.40	$1.33
Third Quarter	$2.73	$2.26
Second Quarter	$2.95	$2.33
First Quarter	$2.81	$2.15

The last reported sale price of our common stock on the Nasdaq National Market on March 5, 2007 was $1.86. As of March 5, 2007, there were approximately 300 stockholders of record of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends on our common stock will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, restrictions under our agreements and other such factors as the board of directors deems relevant. Additionally, under our Loan and Security Agreement with Merrill Lynch Capital, so long as any loan commitment or obligation remains outstanding under the agreement, we cannot pay cash dividends without the consent of Merrill. Under our Amended and Restated 3% Senior Secured Convertible Note issued to Pfizer, we cannot pay dividends without the consent of Pfizer Inc.

Recent Sales of Unregistered Securities.

None.

Equity Compensation Plans

Information about our equity compensation plans is included in Item 12 of Part III of this Annual Report.

Item 6. Selected Financial Data

The following selected financial information is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K in order to fully understand factors that may affect the comparability of the information presented below. The statements of operations data for the years ended December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 are derived from our audited financial statements included in Item 8 of this Report. The statements of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited financial statements not included in this Report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
	(Unaudited)
Statement of Operations Data:
Revenue:
Product revenue	$45,150	$43,468	$34,811	$31,911	$24,530
Contract revenue	2,808	4,784	1,990	1,468	731

Total revenue	47,958	48,252	36,801	33,379	25,261
Operating costs and expenses:
Cost of product revenue	22,703	20,001	17,794	16,713	14,589
Research and development	18,981	18,996	7,839	4,733	10,406
Purchased in-process research and development charge	—	—	100,600	—	—
Sales and marketing	14,735	12,588	10,056	8,306	11,716
General and administrative	15,042	10,200	10,192	9,256	10,550
Lease termination charge	—	—	433	—	—

Total operating costs and expenses	71,461	61,785	146,914	39,008	47,261

Operating loss	(23,503)	(13,533)	(110,113)	(5,629)	(22,000)
Interest income	1,874	2,303	198	106	307
Interest expense	(624)	(60)	(34)	(141)	(423)
Contingent value rights revaluation	(16,450)	(26,296)	28,519	—	—
Other income	—	—	—	156	347

Net loss	(38,703)	(37,586)	(81,430)	(5,508)	(21,769)
Deemed dividend to preferred stockholders	—	—	—	(2,155)	(10,551)
Preferred stock dividend	—	(162)	(324)	(1,610)	(977)

Loss applicable to common stockholders	$(38,703)	$(37,748)	$(81,754)	$(9,273)	$(33,297)

Basic and diluted net loss per common share	$(0.30)	$(0.31)	$(1.43)	$(0.27)	$(1.38)

Shares used in computing basic and diluted loss per common share	130,447	123,527	57,292	34,445	24,157

Our results for the year ended December 31, 2004 include the acquired operations of ACLARA for the period December 10, 2004 to December 31, 2004. Our results for the year ended December 31, 2006 include the impact of the adoption of SFAS 123(R), “Share-Based Payments,” on January 1, 2006. See notes to the financial statements for a description of the number of shares used in the computation of the basic and diluted net loss per common share.

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
	(Unaudited)
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$31,130	$65,014	$78,848	$9,430	$11,145
Accounts receivable, net	6,849	9,063	7,251	6,165	4,924
Working capital	21,603	23,984	73,463	13,038	(239)
Restricted cash	—	50	457	776	707
Total assets	60,845	97,678	107,635	28,378	30,486
Current portion of contingent value rights	2,813	42,676	—	—	—
Long-term portion of contingent value rights	—	—	15,269	—	—
Long-term portion of restructuring costs	868	1,916	1,710	—	—
Long-term convertible promissory note	25,000	—	—	—	—
Long-term portion of loans payable	—	233	311	—	—
Long-term portion of capital lease obligations	92	212	36	87	419
Redeemable convertible preferred stock	—	—	1,810	1,994	4,249
Accumulated deficit	(263,991)	(225,288)	(187,702)	(106,272)	(100,764)
Total stockholders’ equity	13,908	41,771	72,673	20,587	7,014

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

Our PhenoSense™ and GeneSeq™ products provide a practical method for measuring the impact of genetic mutations on human immunodeficiency virus, or HIV, drug resistance. This information is used to optimize various treatment options for the individual patient. We currently market phenotypic and genotypic resistance testing products directed at patients with HIV infection and the drug classes currently approved for use. In addition, we have resistance tests in development or already in research use that are relevant to new drug classes, such as the integrase, entry and assembly classes. In addition to these resistance tests, our Trofile™ Co-Receptor Tropism Assay has been used for patient selection in the phase III trials of the new class of CCR5 antagonists. The first of these, maraviroc from Pfizer, is currently the subject of an NDA that has been accepted for priority review by the FDA. We expect that the Trofile Assay may be used for patient selection after regulatory approval of maraviroc and other CCR5 antagonists.

Over the last several years, we have built a business based on the personalized medicine approach in HIV drug resistance testing and in patient selection. We now seek to leverage the experience and infrastructure we have built in the HIV market to the potentially larger market opportunity of cancer utilizing our proprietary eTag™ technology, In the future, we plan to seek opportunities to address an even broader range of serious diseases.

New targeted drug therapies are being introduced for the treatment of cancer. Our proprietary eTag technology provides an assay platform for analyzing very small amounts of tumor samples recovered and prepared in a variety of methods, including formalin fixation, the current standard technique in hospital pathology laboratories. We believe this analytical platform may be well suited for the next generation of targeted cancer therapeutics. We believe that, upon completion of development, our eTag assays will permit the prediction, with a high degree of accuracy, of the likelihood of a patient’s cancer responding to a given therapy, facilitating the selection of more precise and effective therapeutic options. We are developing Epidermal Growth Factor Receptor, or EGFR/HER, eTag assays that we believe will enable physicians to identify the appropriate course of treatment for cancers that have a particular molecular profile. Our current focus is on drugs that target the EGFR/HER receptor family, initially in breast cancer but subsequently in lung and other cancers. We intend to develop eTag assays that target other protein drug targets and signaling pathways that are key drivers of proliferation or survival in cancer cells.

We have incurred losses each year since inception. As of December 31, 2006, we had an accumulated deficit of approximately $264.0 million, including a charge in 2004 of $100.6 million for in-process research and development related to our merger with ACLARA. We expect to incur additional operating losses at least for the next twelve months as we complete the development of the eTag technology, transfer the assays into the clinical laboratory, conduct clinical studies and develop the commercial infrastructure to support a commercial launch.

ISSUANCE OF 0% CONVERTIBLE SENIOR UNSECURED NOTES

In January 2007, we issued $30 million principal amount of 0% Convertible Senior Unsecured Notes due 2026 (the “Notes”). The aggregate purchase price for the Notes is approximately $22.5 million. The Notes do not bear interest and are convertible, at the option of the holder of such Notes, into shares of our common stock at an initial conversion price of $2.52 per share, which is equivalent to an initial conversion rate of approximately 396.8254 shares per $1,000 principal amount of Notes. The conversion price will adjust automatically upon certain changes to our capitalization. Although the Notes are due in December 2026, the Notes may be called by the holders at their option at December 31, 2011, December 31, 2016 or December 31, 2021 at a price equal to 100% of the accreted value.

Following the effectiveness of the registration statement covering the estimated number of common shares underlying the Notes, we will have the option to cause all or any portion of the Notes to automatically convert at such time as the closing price of our common stock is greater than $3.15 for twenty out of thirty consecutive trading days, subject to certain other limitations. The Notes are subordinated to all of our present senior debt, including the $25 million 3% Senior Secured Convertible Note due May 19, 2010 issued to Pfizer in May 2006, as amended as described below, and our line of credit with Merrill Lynch.

AGREEMENTS WITH PFIZER, INC.

In May 2006, we entered into a non-exclusive Collaboration Agreement (the “Collaboration Agreement”) with Pfizer Inc. to facilitate the global availability for patient use of our proprietary Trofile™ Co-Receptor Tropism Assay (“Trofile Assay”). Our Trofile Assay is used to identify which co-receptor a patient’s HIV uses for entry to cells and has been used in connection with phase III clinical trials of Pfizer’s investigational CCR5 antagonist, maraviroc. Applications to the FDA and EMEA (the European Union regulatory agency) have been accepted for priority review by those agencies. Under the Collaboration Agreement we will have responsibility for making our Trofile Assay available in the U.S. and Pfizer will have responsibility for sales, marketing and regulatory matters outside of the U.S. and will reimburse us for our expenses in establishing and maintaining the logistics infrastructure that may be necessary to make the assay available in those countries as required by Pfizer. The Collaboration Agreement covers the period through December 31, 2009 and is renewable by Pfizer for five successive one year terms. We and Pfizer also extended the co-receptor portion of our existing services agreement with Pfizer for support of potential additional Pfizer clinical trials through December 31, 2009.

We also entered into a note purchase agreement with Pfizer under which Pfizer purchased a Senior Secured Convertible Note in the principal amount of $25 million (the “Pfizer Note”). The Pfizer Note bears a 3% annual interest rate, payable quarterly in cash or shares of our common stock, at our option, and matures in May 2010 unless converted earlier. The Pfizer Note is convertible at Pfizer’s option into shares of our common stock at a conversion price of $2.7048 per share and will automatically convert into shares of our common stock should the closing price of our common stock be greater than 150%, or $4.06 per share, of the conversion price for twenty out of thirty consecutive trading days. In addition, the Pfizer Note is secured by certain assets related to our HIV testing business, is subject to certain covenants on our part and will be senior in right of payment to all existing and future indebtedness, subject to certain limited exceptions. In connection with the sale of the Notes, as described above, Pfizer and U.S. Bank, National Association, as trustee, and we entered into a subordination agreement in January 2007, setting forth the terms under which the Notes are subordinated to the Pfizer Note. We also amended our note purchase agreement with Pfizer, and amended and restated the Pfizer Note, to conform to certain terms of the subordination agreement. As amended, the Pfizer Note provides that Monogram will be in default if (i) an event of default occurs and is continuing under the Notes and (ii) the Trustee or any holders of the Notes gives notice to us of its or their intent to either accelerate the Notes or exercise any other remedies thereunder (subject to certain limited exceptions).

In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) revenue arrangements entered into after June 15, 2003, that include multiple element arrangements are analyzed to determine whether the deliverables are divided into separate units of accounting or as a single unit of accounting. Revenues are allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. If all of the three required criteria under EITF 00-21 are met, then the deliverables would be accounted for separately, completed as performed. Otherwise, the arrangement would be accounted for as a single unit of accounting and the payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed. If we cannot reasonably estimate when a performance obligation either ceases or becomes inconsequential, then revenue is deferred until we can reasonably estimate when the performance obligation ceases or becomes inconsequential.

The Pfizer collaboration is a multiple element arrangement, including supply of the Trofile Assay in additional clinical studies (including expanded access programs in both the U.S. and outside the U.S.), supply of the Trofile Assay for clinical use outside of the U.S., reimbursement of costs for the establishment and operation of supply infrastructure outside of the U.S. and potential assistance to Pfizer in the establishment and operation of a second facility for processing of tropism assays. Under the guidelines of EITF 00-21, we have determined that the collaboration with Pfizer should be accounted for as a single unit of accounting due to the absence of established fair values of certain undelivered elements. Accordingly, we have deferred revenue under this collaboration until the earlier of establishment of fair values or completion of the deliverables.

Additionally, related direct costs that are contractually reimbursable on a non-refundable basis under this collaboration have been deferred.

MERGER WITH ACLARA BIOSCIENCES, INC.

On December 10, 2004, we completed our merger with ACLARA, a Delaware corporation, pursuant to an Agreement and Plan of Merger and Reorganization dated May 28, 2004 as amended on October 18, 2004, or the Merger Agreement. Under the terms of the Merger Agreement, each outstanding share of ACLARA common stock was exchanged for 1.7 shares of our common stock and 1.7 Contingent Value Rights, or CVRs. We issued 61.9 million shares of common stock valued at $1.94 per share. The fair value of our common stock utilized in determining the purchase price was derived using our average stock price for the period two days before through two days after the amended terms of the acquisition were agreed to and announced on October 19, 2004. The CVRs were governed by a Contingent Value Rights Agreement and are described in more detail in this Item 2 under the heading “Contingent Value Rights.” The transaction has been accounted for as a business combination and accordingly the assets acquired and liabilities assumed have been recorded at their respective fair values. We engaged independent valuation specialists to assist us in determining the fair values of the assets acquired and liabilities assumed. Such a valuation requires us to make significant estimates and assumptions, particularly with regard to the valuation of intangible assets.

In connection with our merger with ACLARA, we have taken actions to integrate and restructure the former ACLARA operations. We relocated the ACLARA personnel and operations from the facility in Mountain View, California to our South San Francisco, California facilities in the second quarter of 2005. A restructuring accrual was established for the costs of vacating and subleasing the Mountain View facility including an estimate of the excess of our lease costs over our anticipated sublease income and for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. The accrual established at the closing of the merger related to the Mountain View facility was $3.0 million. In addition, a restructuring accrual of $1.1 million was established for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. Additional restructuring accruals, due to delays in vacating and subleasing the Mountain View facility, were recorded in the amounts of $1.6 million and $0.3 million in 2005 and 2006, respectively. In February 2007, we executed a termination agreement with respect to the lease in exchange for a reduced but fixed payment commitment over the remainder of the previous lease term. The initial charge of $1.6 million to the estimates of completing the approved restructuring plans was recorded in goodwill and subsequent adjustments to these estimates have been recorded in our results of operations.

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

On November 10, 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. There was no tax benefit realized upon exercise of stock options during the three months ended December 31, 2006.

Prior to the adoption of SFAS 123R, we accounted for stock-based awards under the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosure,” which amended Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation.” Under the intrinsic method, no stock-based compensation expense had been recognized in the statements of operations because the exercise price of the stock options granted equaled the fair market value of the underlying stock on the date of grant. Pro forma net loss and pro forma net loss per share disclosed in the footnotes to the financial statements were estimated using the Black-Scholes option-pricing model.

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

Revenue Recognition

Product revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payor programs, such as Medicare and Medicaid. Billings for services under third-party payor programs are included in revenue net of allowances for differences between the amounts billed and estimated receipts under such programs. We estimate these allowances based on historical payment information and current sales data. If the government and other third-party payors significantly change their reimbursement policies, an adjustment to the allowance may be necessary. Revenue generated from our database of resistance test results is recognized when earned under the terms of the related agreements, generally upon shipment of the requested reports. Contract revenue consists of revenue generated from NIH grants, commercial assay development and other non-product revenue. NIH grant revenue is recorded on a reimbursement basis as grant costs are incurred. The costs associated with contract revenue are included in research and development expenses. For commercial and research collaborations, we recognize non-refundable milestone payments received related to substantive at-risk milestones when performance of the milestone under the terms of the collaboration is achieved and there are no further performance obligations. Research and development fees from commercial collaboration agreements are generally recognized as revenue on a straight-line basis over the life of the collaboration agreement or as the research work is performed. Up front payments received in advance of meeting the revenue recognition criteria described above are deferred.

In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) revenue arrangements entered into after June 15, 2003, that include multiple element arrangements are analyzed to determine whether the deliverables are divided into separate units of accounting or as a single unit of accounting. Revenues are allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. If all of the three required criteria under EITF 00-21 are met, then the deliverables would be accounted for separately, completed as performed. Otherwise, the arrangement would be accounted for as a single unit of accounting and the payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed. If we cannot reasonably estimate when our performance obligation either ceases or becomes inconsequential, then revenue is deferred until we can reasonably estimate when the performance obligation ceases or becomes inconsequential.

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

In addition, we review and estimate the collectibility of our receivables based on the period of time they have been outstanding. Historical collection and payor reimbursement experience is an integral part of the estimation process related to reserves for doubtful accounts. In addition, we assess the current state of our billing functions in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on our reserve estimates, which involves judgment. We believe that the collectibility of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we have implemented procedures to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. Changes in the allowance for doubtful accounts are recorded as an adjustment to bad debt expense within general and administrative expenses. We believe that our collection and reserves processes, along with our close monitoring of our billing processes, helps to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in collection and reimbursement experience and billing operations. We write off accounts against the allowance for doubtful accounts when they are deemed to be uncollectible.

Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets

Goodwill represents the excess of the purchase consideration over the fair values of the identifiable assets acquired and liabilities assumed from our merger with ACLARA. In accordance with Statement of Financial

Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142, we are required to test for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable.

Other intangible assets include acquired developed product technology, costs of patents and patent applications related to products and products in development, which are capitalized and amortized on a straight-line basis over their estimated useful lives. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business or legal factors; an adverse action or assessment by a regulator; unanticipated competition or loss of key personnel.

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

Contingent Value Rights

As part of the merger with ACLARA BioSciences, Inc. (“ACLARA”), we issued Contingent Value Rights (“CVR”) to ACLARA stockholders and were obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined at $0.88 per CVR and a cash payment of approximately $57.0 million was made to CVR holders on June 14, 2006. Holders of assumed ACLARA options are entitled to receive a cash payment of $0.88, upon future exercise of those options, for each CVR that would have been issuable to them had the option been exercised prior to the CVR maturity date.

The liability under the CVRs was recorded at the closing of the merger with ACLARA at fair value, estimated using a calculation based on a Black-Scholes valuation of the underlying CVR securities of $0.66 per CVR. Subsequent to the closing of the merger, an active trading market had been established and as a result, this liability was revalued based on the actual closing price of the CVRs on the OTC Bulletin Board at the end of each quarter. In addition, we record an additional liability each quarter for additional CVRs related to assumed ACLARA stock options as they vest during each quarter.

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to Years Ended December 31, 2005 and 2004.

	2006	2005	2004
	(In thousands)
Product revenue	$45,150	$43,468	$34,811
Contract revenue	2,808	4,784	1,990

Total revenue	$47,958	$48,252	$36,801

Revenue. Revenue was $48.0 million, $48.3 million and $36.8 million in 2006, 2005 and 2004, respectively. Product revenue comprises revenue from our HIV testing services. The increase in product revenue of $1.7 million in 2006 as compared to 2005 and $8.7 million in 2005 as compared to 2004 was primarily due to the use of our testing services, including our Trofile Co-Receptor Tropism Assay, in phase III clinical trials of Pfizer’s maraviroc, the first drug in a new class of HIV drugs called CCR5 antagonists. This generated a significant source of revenue in 2005 and in the first half of 2006. The trial has now been completed, and applications for marketing approval have been accepted for priority review by the FDA and EMEA (the European Union regulatory agency). Our Trofile Assay may be used for patient selection after regulatory approval of maraviroc. However, if maraviroc is not approved by the FDA, or if our test is not used for patient selection after approval, this could have a material negative impact on our revenues.

Contract revenue consists of revenues from eTag and oncology collaborations with pharmaceutical and biotechnology companies as well as NIH research grants and other non-product revenue. These revenues increased in 2005 primarily due to the inclusion of revenue from eTag and oncology collaborations. In 2006, these sources of revenue were reduced as we focused our oncology development efforts on enhancing the operational reproducibility and sensitivity of the eTag assays and studies designed to clinically validate an eTag test for applications in oncology. We intend to make our first oncology test available to patients upon completion of transferring the eTag assays from the research setting into our CLIA certified laboratory and after sufficient clinical data is generated. We have an active program of applying for NIH funding and currently have a number of active grants that we believe will help support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics.

We anticipate quarterly variations in revenue due primarily to fluctuations in the timing of various planned and ongoing clinical studies conducted by pharmaceutical companies.

We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. In 2006, 2005 and 2004, approximately 21%, 22%, and 31%, respectively of our revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. Additionally, in 2006, 2005 and 2004, Pfizer Inc. represented approximately 19%, 19% and 7%, Quest Diagnostics Incorporated represented approximately 11%, 11% and 12% and GlaxoSmithKline represented approximately 6%, 10% and 4% of our total revenue, respectively.

Cost of product revenue. Cost of product revenue was $22.7 million, $20.0 million and $17.8 million in 2006, 2005 and 2004, respectively. Included in these costs are materials, supplies, labor and overhead related to product revenue. Gross margins were 50% in 2006, 54% in 2005 and 49% in 2004. The decrease in gross margin percentage in 2006 as compared to 2005 was due to the reduction in pharmaceutical testing revenues in the second half of 2006 due to the completion of the phase III trial of maraviroc. The increase in gross margin percentage in 2005 as compared to 2004 was primarily due to the benefit of higher volumes provided by the growth in pharmaceutical testing revenue, especially revenue from Pfizer, and the increased percentage of total revenue represented by these revenues. Additionally, stock-based compensation expenses recognized primarily in accordance with SFAS 123R in 2006 was $0.6 million. We anticipate that gross margin on product revenue will continue to be affected by these factors, and, in time, by the introduction of oncology products, which we believe may have a higher gross margin than our HIV products.

Research and development. Research and development costs were $19.0 million, $19.0 million and $7.8 million in 2006, 2005 and 2004, respectively. During 2006, research and development expenses was unchanged as compared to 2005, although a net unfavorable change relating to stock-based compensation expense of $2.3 million was offset by lower materials and supplies costs in our oncology programs and reduced facilities expenses as a result of vacating the office and laboratory space in Mountain View, California in the second quarter of 2005. The increase of $11.2 million in 2005 as compared to 2004 was primarily due to costs incurred related to oncology and eTag research and development programs, following the closing of the merger with ACLARA in December 2004. These costs were offset by a net favorable $0.2 million adjustment from stock based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached, CVR expenses related to vested options during the period and deferred compensation amortization. In 2006, we recorded $2.1 million stock-based compensation expenses primarily related to the recognition of option and employee stock purchase plan expenses in accordance with SFAS 123R. In 2005, we recorded adjustments from stock-based compensation related to variable accounting for the assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period. These adjustments were favorable by $0.2 million in 2005.

We have expanded our business focus from infectious diseases to include both infectious diseases and oncology, and accordingly, our research and development expenditures have increased. These expenses are in connection with the further development of the eTag technology and preparations for the transfer of the eTag assays from the research setting to our CLIA certified clinical laboratory and to generate clinical data in support of a commercial launch of eTag assays. The successful development of our products is highly uncertain. Completion dates and research and development expenses can vary significantly for each product and are difficult to predict. For a more complete discussion of the risks and uncertainties associated with completing the development of products, see the “Risk Factors” above.

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

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
NIH Grants	$1,816	$2,263	$1,990

Below is a summary of our products in development for HIV and other infectious diseases.

Infectious disease products in development	Status
Replication Capacity HIV, a measurement of fitness	In development(1)
PhenoSense HIV Entry, entry inhibitor assay	In development(2)
GeneSeq HIV Entry, entry inhibitor assay	In development(3)
PhenoSense and GeneSeq HIV Integrase, integrase inhibitor assays	In development(4)
PhenoSense HIV Antibody Neutralization, a vaccine development and evaluation assay	In development(5)
PhenoSense and GeneSeq HIV Assembly/Maturation, virus assembly or maturation inhibitor assays.	In development(6)
PhenoSense HCV, a phenotypic hepatitis C inhibitor assay	In development(7)
GeneSeq HCV, a genotypic hepatitis C inhibitor assay	In development(7)

(1)	The Replication Capacity HIV assay is validated in our clinical laboratory and the data is currently reported on our PhenoSense HIV and PhenoSense GT tests to both pharmaceutical company customers and for patient testing. Clinical development work continues.
(2)

The PhenoSense HIV Entry Assay has been validated in our clinical laboratory for enfuvirtide (Fuzeon) testing and is available to pharmaceutical company customers and for patient testing. The assay is also available to pharmaceutical company customers for testing of other new entry inhibitors in development, but is not yet validated in the clinical laboratory for such use for other drugs for patent testing.

(3)	The GeneSeq HIV Entry Assay is in development. Additional development work is being conducted on this assay.
(4)	The PhenoSense and GeneSeq HIV Integrase assays are validated for research purpose and available to pharmaceutical company customers. Assays for the integrase class are being validated and are expected to be available for physician use as needed after the first integrase drug is approved by the FDA.
(5)	The PhenoSense HIV Antibody Neutralization assay is validated for research purposes and available to pharmaceutical company customers. With NIH funding, additional development work related to the use of our assays in vaccine development is being conducted.
(6)	The PhenoSense and GeneSeq HIV Assembly/Maturation inhibitor assays are in development. Additional development work is being conducted on these assays.
(7)	The GeneSeq HCV (NS5B) assay has been validated for research use and is available to pharmaceutical company customers. The GeneSeq HCV (NS3) and PhenoSense HCV assays are in development pending the evolution of clinical or drug development need for such testing.

A portion of our research and development expenditures are now directed at continuing the research and development of the eTag System. Our eTag technology has potential application as a research tool in drug discovery and development in gene expression profiling and protein expression analysis. These applications have been considered as developed product technology in the allocation of the purchase consideration for ACLARA. In addition, our eTag technology has the potential, through detection of unique protein-based biomarkers, to differentiate likely responders from non-responders to certain targeted therapies in certain patient groups. Assays based on this technology have the potential to be used as aides for patient selection in pharmaceutical companies’ clinical trials of therapeutic products targeted on specific patient populations and as diagnostic services and/or kits to guide physicians in the selection of appropriate therapies for particular patients. Products in development are as follows:

Oncology products in development	Status
Clinical assays for use in drug discovery, development and clinical evaluation by pharmaceutical and biotechnology customers	In development	(1)
Clinical assays for diagnostic use in patient testing	In development	(2)

(1)	Completion of clinical assays for use in clinical trials by pharmaceutical and biotechnology customers is dependent on additional research and development and clinical studies in collaboration with pharmaceutical and biotechnology companies. Such research and development and clinical studies are expected to be time-consuming, and could exceed one year.
(2)	Completion of clinical assays for diagnostic use in patient testing is dependent on the successful completion of additional research and development and clinical studies both in collaboration agreements with pharmaceutical and biotechnology companies and in multiple and broader clinical studies that provide data that will enable physicians to utilize the tests. Completion of patient testing assays will also require the development and validation of an assay in a CLIA clinical laboratory-certified format. Successful completion of such research and development and clinical studies is expected to be time-consuming, and could exceed one year.

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

Purchased in-process research and development. We recorded a $100.6 million charge for in-process research and development in 2004 for the portion of the purchase consideration of the ACLARA merger allocated to in-process research and development. This non-recurring charge reflects the fair value of projects to develop eTag assays that can be commercialized as aides to patient selection in pharmaceutical company clinical trials and as diagnostic tests to assist physicians in determining the appropriate therapy for individual cancer patients that had not yet reached technological feasibility and had no alternative future use as of the acquisition date. We engaged independent valuation specialists to assist us in determining the fair value of these in-process research and development projects as well as developed product technology. The fair value is determined using the “income approach.” This method starts with a forecast of anticipated future net cash flows, which are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. See “Merger with ACLARA BioSciences, Inc.” Note 6 to the financial statements for further discussion.

Sales and marketing. Sales and marketing expenses were $14.7 million, $12.6 million and $10.1 million in 2006, 2005 and 2004, respectively. The increase in 2006 as compared to 2005 was primarily due to an increase in stock compensation expense of $1.8 million. The increase in 2005 as compared to 2004 was primarily attributable to business development activities for oncology and increased marketing programs related to our products. In 2006, we recorded $1.7 million stock-based compensation expenses primarily related to the recognition of option and employee stock purchase plan expenses in accordance with SFAS 123R. In 2005, we recorded adjustments from stock-based compensation related to variable accounting for the assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period. These adjustments were favorable by $0.2 million in 2005. We expect sales and marketing expenses to increase due to increased sales and marketing activities related to commercial introduction of our Trofile Co-Receptor Tropism Assay in anticipation of, and after, FDA approval of Pfizer’s maraviroc. In addition, after we achieve clinical validation of our eTag assays, we expect our sales and marketing expenses, for promotional programs as well as sales and marketing personnel, will increase in preparation for the introduction of oncology products.

General and administrative. General and administrative expenses were $15.0 million, $10.2 million and $10.2 million in 2006, 2005 and 2004, respectively. The increase in 2006 as compared to 2005 was primarily due to an increase of $4.0 million in stock-based compensation expense and to increases in professional services fees. During 2005, general and administrative expenses were unchanged as compared to 2004 primarily due to a net favorable $1.5 million adjustment from stock based compensation related to variable accounting for assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period offset by an increase in professional services fee, personnel costs and other administrative costs reflecting the increased scope of our operations. In 2006, we recorded $2.5 million stock-based compensation expenses primarily related to the recognition of option and employee stock purchase plan expenses in accordance with SFAS 123R. In 2005, we recorded adjustments from stock-based compensation related to variable accounting for the assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period. These adjustments were favorable by $1.5 million in 2005. We expect general and administrative expenses in 2007 to increase from 2006 levels to support the administrative infrastructure required to support growth of the business.

Stock Based Compensation. Stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123R and CVR charges related to options that vested in the year was $6.9 million in 2006. There was no stock-based compensation expense recognized under SFAS 123R in 2005 and 2004. However, in connection with our merger with ACLARA, we recorded adjustments from stock-

based compensation related to variable accounting for assumed ACLARA stock options, deferred compensation amortization and CVR expenses related to vested options during those periods. These adjustments were favorable by $1.8 million and unfavorable by $3.4 million in 2005 and 2004, respectively. As of December 31, 2006, the total remaining unrecognized compensation cost related to the unvested stock options amounted to $7.6 million, which will be amortized over the weighted-average remaining requisite service period of 1.22 years.

The table below sets out stock-based compensation expenses recognized primarily under SFAS 123R in 2006, stock-based compensation related to variable accounting for the assumed ACLARA stock options with CVRs attached in 2005 and 2004 and CVR expenses related to vested options in 2006, 2005 and 2004.

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Cost of product revenue	$597	$—	$—
Research & development	2,075	(185)	1,175
Sales & marketing	1,653	(158)	398
General & administrative	2,536	(1,460)	1,846

	$6,861	$(1,803)	$3,419

Stock compensation expense under SFAS123(R) is expected to continue to have an effect on results of operations in future and this impact may be material.

In addition, we accounted for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued over their service periods, which approximates the vesting period. The impact of these options has not been material.

Lease termination charge. In March 2004, we terminated a lease for our original laboratory and office space of approximately 25,000 square feet in South San Francisco, California. Under the terms of the lease termination, we recorded a charge of $0.4 million primarily related to the termination payment and the write-off of the net carrying value of the related leasehold improvements. This early termination enabled us to eliminate operating expenses related to this lease going forward and reduce our aggregate remaining obligation by approximately half.

Interest income. Interest income was $1.9 million, $2.3 million and $0.2 million in 2006, 2005 and 2004, respectively. The decrease of $0.4 million in 2006 as compared to 2005 was a result of lower average cash balances. The increase of $2.1 million in 2005 as compared to 2004 was primarily due to our increased level of cash and short-term investments and higher yields earned as a result of increased interest rates.

Interest expense. Interest expense was $0.6 million, $60,000 and $34,000 in 2006, 2005 and 2004, respectively. The increase in 2006 as compared to 2005 was a result of a convertible promissory note entered into with Pfizer. See Note 12, “Collaboration and Note Purchase Agreement,” to the financial statements for further discussion. The increase of $26,000 in 2005 as compared to 2004 was primarily due to a loan agreement assumed from our merger with ACLARA for leasehold improvements at an interest rate of 8.5% per annum.

Contingent value rights revaluation. Our liability under the CVRs, issued to ACLARA stockholders as part of the purchase consideration in the merger with ACLARA, was recorded at the closing of our merger with ACLARA at fair value, estimated using a calculation based on a Black-Scholes valuation of the underlying CVR securities of $0.66 per CVR. Because subsequent to the closing of the merger, an active trading market had been established, this liability was revalued based on the actual closing price of the CVRs on the OTC Bulletin Board at the end of each quarter. In June 2006, the amount payable related to the outstanding CVRs was determined at $0.88 per CVR and a cash payment of approximately $57.0 million was made to CVR holders on June 14, 2006. This revaluation led to a $16.5 million unfavorable adjustment to the liability and is reflected as a non-operating expense in the statement of operations for the year ended 2006.

Preferred stock dividend. We recorded a preferred stock dividend of $0.2 million and $0.3 million in 2005 and 2004, respectively. The Series A Preferred Stock issued in 2001 bore dividends payable twice a year in shares of common stock. In June 2005, all outstanding shares of Series A Preferred Stock were converted to common stock.

LIQUIDITY AND CAPITAL RESOURCES

We expect our available cash, cash equivalents and short-term investments of $31.1 million at December 31, 2006, funds provided by the sale of our products, contract revenue, borrowing under accounts receivable and equipment financing arrangements and net proceeds, received in January 2007, of $20.9 million from the sale of our 0% Convertible Senior Unsecured Notes will be adequate to fund our operations at least for the next twelve months. See Note 14 “Subsequent Events” to the financial statements for further discussion.

We have funded our operations since inception primarily through public and private sales of common and preferred stock, issuance of convertible debt, equipment financing arrangements, product revenue, contract revenue, and a revolving line of credit. In particular, we have completed three private financings since our initial public offering in May 2000. In addition, during 2004 as the result of the merger with ACLARA, we acquired $74.8 million in cash and short term investments. In May 2006, we entered into an agreement with Pfizer for the purchase by Pfizer of a 3% Senior Secured Convertible Note in the amount of $25 million. The note is due in 2010 and interest on these borrowings is payable in cash or stock, at our option. In September 2006, we entered into a credit and security agreement with Merrill for a $10 million revolving credit line, under which borrowings are limited by eligible accounts receivable. In January 2007, we sold a 0% Convertible Senior Unsecured Note to an investor. The principal amount of the note is $30 million and reflecting the zero coupon nature of the note, it was sold for an aggregate price of $22.5 million. After fees and expenses, net proceeds to us were approximately $20.9 million. The note may be called by the investor at December 31, 2011, December 31, 2016 or December 31, 2021, at a price equal to 100% of the accreted value. Although we expect our operating and capital resources will be sufficient to meet future requirements for at least the next twelve months, we may have to raise additional funds to continue the development and commercialization of our eTag technology and to support our business operations in general. These funds may not be available on favorable terms, or may not be available at all. If adequate funds are not available on commercially reasonable terms, we may be required to curtail operations significantly or sell significant assets and may not be able to continue as a going concern. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.

In connection with the merger with ACLARA, we issued CVRs to ACLARA stockholders and were obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined to be $0.88 per CVR and a cash payment of approximately $57.0 million was made to CVR holders on June 14, 2006. Holders of assumed ACLARA options are entitled to receive a cash payment of $0.88, upon future exercise of those options, for each CVR that would have been issuable to them had the option been exercised prior to the CVR maturity date. At December 31, 2006, assumed ACLARA options to purchase 3.3 million shares of our common stock were outstanding, of which 3.1 million shares were vested. The aggregate potential liability related to all these options at December 31, 2006 was $2.9 million. Of this, $2.7 million is reflected on the balance sheet at December 31, 2006 in respect of options vested and the remainder will be recognized as the options vest in the future. Upon exercise of these options, we will receive aggregate exercise proceeds of $6.6 million, offsetting the potential CVR payments of $2.7 million. See Note 7, “Contingent Value Rights,” of the financial statements for further discussion.

Net cash used in operating activities was $24.2 million in 2006 primarily due to the payment of approximately $57 million in settlement of the CVR liability of which $14.3 million was reflected in operating activities relating to the post merger CVR revaluation and $42.8 million was recorded in financing activities relating to the initial valuation of the CVR at the closing of the merger with ACLARA at $0.66 per CVR. Net cash used in operating activities was $13.7 million and $2.6 million in 2005 and 2004, respectively. Cash flows from operating activities can vary significantly due to various factors including trends in operating losses, changes in accounts receivable, accrued liabilities and deferred revenue related to new arrangements with customers. The average collection period of our accounts receivable as measured in days sales outstanding can vary and is dependent on various factors, including the type of revenue (i.e. patient testing, pharmaceutical company testing or contract revenue), the payment terms related to that revenue, the complexities in third party payer arrangements, and whether the related revenue was recorded at the beginning or end of a period.

Net cash provided by investing activities in 2006 of $33.0 million resulted primarily from proceeds from maturities and sales (net of purchases) of short-term investments, offset by capital expenditures of $1.8 million. Net cash provided by investing activities in 2005 of $7.4 million resulted primarily from proceeds from maturities and sales (net of purchases) of short-term investments offset by payment of transaction costs related to our merger with ACLARA amounting to $4.7 million, capital expenditures of $3.2 million and costs associated with acquiring other assets. Net cash used in investing activities in 2004 of $0.7 million resulted primarily from payment of transaction costs related to our merger with ACLARA of $2.3 million, capital expenditures of $0.7 million and costs associated with acquiring other assets, partially offset by $2.1 million in cash and cash equivalents acquired in the merger with ACLARA.

Net cash used in financing activities in 2006 was $8.2 million resulted primarily from $25 million in proceeds from the issuance of a convertible promissory note to Pfizer, $5.6 million in proceeds from the revolving credit line with Merrill Lynch Capital and $3.3 million in proceeds from the exercise of stock options for approximately 2.4 million shares of common stock, offset by the settlement of the CVR liability of approximately $57 million of which $42.8 million was recorded in financing activities which related to the initial valuation of the CVR at the closing of the merger with ACLARA at $0.66 per CVR. The net cash provided by financing activities in 2005 of $7.9 million resulted primarily from $5.8 million in proceeds from the exercise of warrants for approximately 5.2 million shares of common stock, offset by payments on loans and capital lease obligations. The net cash provided by financing activities in 2004 of $0.5 million resulted primarily from proceeds from common stock issuance and loan proceeds, partially offset by payments on loans and capital lease obligations.

Leases. At December 31, 2006, we leased a building of approximately 41,000 square feet in South San Francisco, California, comprising laboratory and office space. The lease expires in April 2010 and provides an option to extend the term for an additional ten years. We also subleased approximately 27,000 square feet in another adjacent building in South San Francisco, California, comprising laboratory and office space. This sublease expires in December 2007. In February 2007, we entered into a twelve month lease on approximately 9,000 square feet of office space in South San Francisco. In addition, as a result of our merger with ACLARA, we assumed the lease for a building of approximately 44,200 square feet in Mountain View, California comprising laboratory and office space. On February 7, 2007, we entered into a lease termination agreement with the landlord to terminate the lease prior to its scheduled expiry. See “Subsequent Events” Note 14 to the financial statements for further discussion.

In August 2006, we entered into a loan agreement of $0.8 million to finance our insurance premiums at an interest rate of 7.84% per annum. The loan was paid in full in January 2007.

In March 2004, we terminated a lease for our laboratory and office space of approximately 25,000 square feet in South San Francisco, California. Under the terms of the lease termination agreement, we paid and recorded a charge of $0.4 million primarily related to the termination payment and the write-off of the net carrying value of the related leasehold improvements.

Contractual Obligations. At December 31, 2006, our contractual obligations for the next five years and thereafter are as follows (in thousands):

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Operating lease obligations	$2,801	$2,977	$355	$—	$6,133
Equipment financing arrangements	132	95	—	—	227
Convertible promissory note	—	—	25,000	—	25,000
Convertible promissory note interest payment (1)	750	1,500	473	—	2,723
Loans payable	6,244	—	—	—	6,244
Purchase obligations	275	—	—	—	275

Total	$10,202	$4,572	$25,828	$—	$40,602

(1)	Subject to certain limitations, we are entitled to make such interest payments using shares of our common stock.

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

During 2006, we made capital expenditures of approximately $1.8 million. While we do not currently have any additional material commitments for future capital expenditures, we expect that we will have additional requirements for facilities and capital expenditures as we expand our clinical laboratory to accommodate commercial availability of eTag assays for oncology, expand our commercial infrastructure in anticipation of the introduction of oncology products, potentially establish an FDA compliant manufacturing facility and make our HIV and oncology assays available globally in support of drugs for which our tests may be important diagnostics. We have signed a short term lease for additional facilities to accommodate anticipated increased administrative and marketing activities in 2007. In addition, our sublease on a building in South San Francisco of approximately 27,000 square feet expires at the end of 2007 and we are evaluating alternatives for 2008. The availability of facilities in South San Francisco is severely limited and there is no guarantee that we will be able to identify suitable space at a commercially reasonable cost. In addition, alternative facilities may not be in close proximity to our existing facilities and this could cause disruption and inefficiencies in our operations.

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

Income taxes. We have incurred net operating losses since inception. At December 31, 2006, we had federal and state net operating loss carryforwards of approximately $280.8 million and $112.0 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates between the years 2010 and 2026 if not utilized. The state of California net operating losses will expire at various dates between the years 2012 and 2016, if not utilized. The federal and state operating loss carryforwards include deductions for stock options. Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. When utilized, the portion related to stock options deductions will be accounted for as a credit to shareholders’ equity rather than as a reduction of the income tax provision.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”). SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. We are currently evaluating the impact of adopting SFAS 155 on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us in 2007. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the FASB issued statement No. 157, “Fair value Measurements” (“SFAS 157”). This standard establishes the framework for measuring fair value and expands the disclosure requirement for fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) that provides guidance on the process of quantifying financial statement misstatements. This bulletin is effective for any interim period of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a significant effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

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

The following tables present the hypothetical changes in fair values in our cash, cash equivalents and short-term investments held at December 31, 2006 that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS. Fair values represent the market principal at December 31, 2006 (in thousands).

	Given an Interest Rate Decrease of X Basis Points				Given an Interest Rate Increase of X Basis Points
Issuer	150 BPS	100 BPS	50 BPS	0 BPS	50 BPS	100 BPS	150 BPS
Money Market	$3	$3	$3	$3	$3	$3	$3
Bonds of US Government and its agencies	23,001	22,956	22,912	22,867	22,732	22,777	22,822

	$23,004	$22,959	$22,915	$22,870	$22,735	$22,780	$22,825

The weighted-average maturity of our marketable investments at December 31, 2006 was 143 days.

We have exposure to changes in interest rates on our revolving credit line with Merrill Lynch Capital, which bears interest at a rate per annum equal to a published LIBOR rate plus 4.75%. As of December 31, 2006 approximately $5.6 million was outstanding under the revolving credit line.

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

REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Monogram Biosciences, Inc. (formerly ViroLogic, Inc.)

We have completed integrated audits of Monogram Biosciences, Inc’s (formerly ViroLogic, Inc.) 2006 and 2005 financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements and financial statement schedule

In our opinion, the financial statements listed in Item 15(a)(1) present fairly, in all material respects, the financial position of Monogram Biosciences, Inc’s (formerly ViroLogic, Inc.) at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company changed the manner in which it accounts for stock-based compensation in fiscal year 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

March 8, 2007

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Monogram Biosciences, Inc. (Formerly ViroLogic, Inc.)

We have audited the accompanying statement of operations, stockholders’ equity, and cash flows of Monogram Biosciences, Inc. (formerly ViroLogic, Inc.) for the year ended December 31, 2004. Our audit also included the financial statement schedule listed at Item 15(a)(2) of this Annual Report on Form 10-K for the year ended December 31, 2004. These financial statements and schedule are the responsibility of the management of Monogram Biosciences, Inc. (formerly ViroLogic, Inc.). Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Monogram Biosciences, Inc. (formerly ViroLogic, Inc.) for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 14, 2005

MONOGRAM BIOSCIENCES, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$8,263	$7,616
Short-term investments	22,867	57,398
Restricted cash	—	50
Accounts receivable, net of allowance for doubtful accounts of $965 and $1,044 at December 31, 2006 and 2005, respectively	6,849	9,063
Prepaid expenses	1,234	1,107
Inventory	961	1,170
Other current assets	378	790

Total current assets	40,552	77,194
Property and equipment, net	7,463	8,580
Deferred costs relating to collaboration agreement	1,783	—
Goodwill	9,927	9,927
Other assets	1,120	1,977

Total assets	$60,845	$97,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,271	$1,751
Accrued compensation	2,258	2,271
Accrued liabilities	4,720	4,116
Current portion of restructuring costs	1,128	1,417
Deferred revenue	404	383
Current portion of loans payable	6,235	477
Current portion of capital lease obligations	120	119
Contingent value rights	2,813	42,676

Total current liabilities	18,949	53,210
Long-term portion of restructuring costs	868	1,916
Long-term convertible promissory note	25,000	—
Long-term deferred revenue	1,783	—
Long-term portion of loans payable	—	233
Long-term portion of capital lease obligations	92	212
Other long-term liabilities	245	336

Total liabilities	46,937	55,907

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, designated by series, none issued and outstanding at December 31, 2006 and 2005, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 131,307,374 and 127,668,136 shares issued and outstanding at December 31, 2006 and 2005, respectively	131	128
Additional paid-in capital	277,892	267,526
Accumulated other comprehensive loss	(124)	(514)
Deferred compensation	—	(81)
Accumulated deficit	(263,991)	(225,288)

Total stockholders’ equity	13,908	41,771

Total liabilities and stockholders’ equity	$60,845	$97,678

The accompanying notes are an integral part of the financial statements.

MONOGRAM BIOSCIENCES, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenue:
Product revenue	$45,150	$43,468	$34,811
Contract revenue	2,808	4,784	1,990

Total revenue	47,958	48,252	36,801
Operating costs and expenses:
Cost of product revenue	22,703	20,001	17,794
Research and development	18,981	18,996	7,839
In-process research and development	—	—	100,600
Sales and marketing	14,735	12,588	10,056
General and administrative	15,042	10,200	10,192
Lease termination charge	—	—	433

Total operating costs and expenses	71,461	61,785	146,914

Operating loss	(23,503)	(13,533)	(110,113)
Interest income	1,874	2,303	198
Interest expense	(624)	(60)	(34)
Contingent value rights revaluation	(16,450)	(26,296)	28,519

Net loss	(38,703)	(37,586)	(81,430)
Preferred stock dividend	—	(162)	(324)

Loss applicable to common stockholders	$(38,703)	$(37,748)	$(81,754)

Basic and diluted net loss per common share	$(0.30)	$(0.31)	$(1.43)

Weighted-average shares used in computing basic and diluted loss per common share	130,447	123,527	57,292

The accompanying notes are an integral part of the financial statements.

MONOGRAM BIOSCIENCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2003	52,608	$53	$126,805	$1	$—	$(106,272)	$20,587
Comprehensive loss:
Net loss	—	—	—	—	—	(81,430)	(81,430)
Changes in unrealized loss on securities available-for-sale	—	—	—	(58)	—	—	(58)

Comprehensive loss							(81,488)
Exercise of warrants	819	1	26	—	—	—	27
Merger with ACLARA	61,887	62	129,489	—	(299)	—	129,252
Conversion of Series A and C Preferred Stock to common stock	233	—	184	—	—	—	184
Amortization of deferred compensation	—	—	—	—	24	—	24
Issuance of common stock	364	—	596	—	—	—	596
Stock-based compensation	—	—	3,512	—	—	—	3,512
Preferred stock dividends	124	—	(21)	—	—	—	(21)

Balance as of December 31, 2004	116,035	116	260,591	(57)	(275)	(187,702)	72,673
Comprehensive loss:
Net loss	—	—	—	—	—	(37,586)	(37,586)
Changes in unrealized loss on securities available-for-sale	—	—	—	(457)	—	—	(457)

Comprehensive loss							(38,043)
Exercise of warrants	7,740	8	5,756	—	—	—	5,764
Conversion of Series A Preferred Stock to common stock	2,243	2	1,808	—	—	—	1,810
Amortization of deferred compensation, net of forfeitures	—	—	(5)	—	194	—	189
Issuance of common stock	1,483	2	2,309	—	—	—	2,311
Stock-based compensation	—	—	(3,051)	—	—	—	(3,051)
Preferred stock dividends	167	—	118	—	—	—	118

Balance as of December 31, 2005	127,668	128	267,526	(514)	(81)	(225,288)	41,771
Comprehensive loss:
Net loss	—	—	—	—	—	(38,703)	(38,703)
Changes in unrealized loss on securities available-for-sale	—	—	—	390	—	—	390

Comprehensive loss							(38,313)
Exercise of warrants	460	—	—	—	—	—	—
Reclassification of deferred compensation	—	—	(81)	—	81	—	—
Issuance of common stock	2,983	3	4,068	—	—	—	4,071
Stock-based compensation under SFAS 123R	—	—	6,103	—	—	—	6,103
Convertible promissory note interest payment	196	—	276	—	—	—	276

Balance as of December 31, 2006	131,307	$131	$277,892	$(124)	$—	$(263,991)	$13,908

The accompanying notes are an integral part of the financial statements.

MONOGRAM BIOSCIENCES, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net loss	$(38,703)	$(37,586)	$(81,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Contingent value rights revaluation	17,248	27,407	(28,505)
In-process research and development	—	—	100,600
Depreciation and amortization	3,905	3,320	2,703
Stock-based compensation expense under SFAS 123R	6,102	—	—
Stock-based compensation expense (adjustment) under APB 25	—	(2,862)	3,536
Provision for doubtful accounts	357	826	319
Loss on disposal of property and equipment	—	20	178
Change in assets and liabilities:
Accounts receivable	1,857	(2,638)	(1,180)
Prepaid expenses	(127)	(269)	66
Inventory	209	(111)	393
Other current assets	412	(206)	7
Accounts payable	(480)	(1,313)	(348)
Accrued compensation	(13)	574	405
Accrued liabilities	659	1,772	333
Accrued restructuring costs	(1,337)	(2,541)	175
Deferred revenue	21	(163)	170
Contingent value rights revaluation payment	(14,324)	—	—
Other long-term liabilities	36	24	(49)

Net cash used in operating activities	(24,178)	(13,746)	(2,627)

INVESTING ACTIVITIES:
Purchases of short-term investments	(15,066)	(34,454)	(8)
Maturities and sales of short-term investments	49,987	49,420	394
Capital expenditures	(1,781)	(3,241)	(749)
Restricted cash	50	300	319
Acquisition of ACLARA, net of cash assumed	—	—	(220)
Transaction costs related to merger	—	(4,689)	—
Other assets	(150)	77	(432)

Net cash provided by (used in) investing activities	33,040	7,413	(696)

FINANCING ACTIVITIES:
Proceeds from loans payable	6,325	712	548
Proceeds from convertible promissory note	25,000	—	—
Principal payments on loans payable and capital lease obligations	(1,101)	(865)	(714)
Proceeds from issuance of common stock	4,348	8,075	623
Contingent value right payment	(42,787)	—	—

Net cash provided by (used in) financing activities	(8,215)	7,922	457

Net increase (decrease) in cash and cash equivalents	647	1,589	(2,866)
Cash and cash equivalents at the beginning of the period	7,616	6,027	8,893

Cash and cash equivalents at the end of the period	$8,263	$7,616	$6,027

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$129	$60	$34
SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Convertible promissory note interest payment	$276	$—	$—
Preferred stock converted into common shares	$—	$1,810	$184
Assets acquired under capital leases	$—	$310	$—
Accrued transaction costs	$—	$—	$2,116
Stock dividend to preferred stockholders	$—	$118	$302

The accompanying notes are an integral part of the financial statements.

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

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

December 31, 2006

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

Significant Concentrations

The Company invests its cash, cash equivalents and short-term investments in U.S. government and agency securities, debt instruments of financial institutions and corporations, and money market funds with strong credit ratings. Pursuant to the Company’s investment guidelines, the investment portfolio should have an overall weighted-average maturity of less than 12 months with no one individual security having a maturity of greater than 24 months. Management believes that its investment guidelines limit credit risk and maintain liquidity.

The Company has significant customer concentration and the loss of any major customer or the reduced use of its products by a major customer could have a significant negative impact on the Company’s revenue. In 2006, 2005 and 2004, approximately 21%, 22% and 31%, respectively of the Company’s revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. Additionally, in 2006, 2005 and 2004, Pfizer Inc. represented approximately 19%, 19% and 7%, Quest Diagnostics Incorporated represented approximately 11%, 11% and 12% and GlaxoSmithKline represented approximately 6%, 10% and 4% of our total revenue, respectively. Gross accounts receivable balances from Medicare and Medicaid represented 27% and 33% of gross accounts receivable balance at December 31, 2006 and 2005, respectively.

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

Inventory

Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. If inventory costs exceed expected market value due to obsolescence or lack of demand, reserves are recorded for the difference between the cost and the market value. These reserves are based on estimates. Inventory consists of the following:

	December 31,
	2006	2005
	(In thousands)
Raw materials	$685	$698
Work in process	276	472

Total	$961	$1,170

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

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Accounting for Merger with ACLARA

The Company accounted for the merger with ACLARA, which closed in December 2004, as a business combination which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Accordingly, for significant items, the Company obtained assistance from independent valuation specialists.

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

The liability under the CVRs was recorded at the closing of the merger with ACLARA at fair value, estimated using a calculation based on a Black-Scholes valuation of the underlying CVR securities of $0.66 per CVR. Subsequent to the closing of the merger and through June 14, 2006, an active trading market had been established and as a result, this liability was revalued based on the actual closing price of the CVRs on the OTC Bulletin Board at the end of each quarter. In addition, the Company records an additional liability each quarter for additional CVRs related to assumed ACLARA stock options as they vest during each quarter.

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

Other intangible assets include acquired developed product technology, costs of patents and patent applications related to products and products in development, which are capitalized and amortized on a straight-

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

line basis over their estimated useful lives. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business or legal factors; an adverse action or assessment by a regulator; unanticipated competition or loss of key personnel.

Revenue Recognition

Product revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payor programs, such as Medicare and Medicaid. Billings for services under third-party payor programs are included in revenue net of allowances for differences between the amounts billed and estimated receipts under such programs. The Company estimates these allowances based on historical payment information and current sales data. If the government and other third-party payors significantly change their reimbursement policies, an adjustment to the allowance may be necessary. Revenue generated from our database of resistance test results is recognized when earned under the terms of the related agreements, generally upon shipment of the requested reports. Contract revenue consists of revenue generated from NIH grants, commercial assay development and other non-product revenue. NIH grant revenue is recorded on a reimbursement basis as grant costs are incurred. The costs associated with contract revenue are included in research and development expenses. For commercial and research collaborations, the Company recognizes non-refundable milestone payments received related to substantive at-risk milestones when performance of the milestone under the terms of the collaboration is achieved and there are no further performance obligations. Research and development fees from commercial collaboration agreements are generally recognized as revenue on a straight-line basis over the life of the collaboration agreement or as the research work is performed. Up front payments received in advance of meeting the revenue recognition criteria described above are deferred.

In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) revenue arrangements entered into after June 15, 2003, that include multiple element arrangements are analyzed to determine whether the deliverables are divided into separate units of accounting or as a single unit of accounting. Revenues are allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. If all of the three required criteria under EITF 00-21 are met, then the deliverables would be accounted for separately, completed as performed. Otherwise, the arrangement would be accounted for as a single unit of accounting and the payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed. If the Company cannot reasonably estimate when our performance obligation either ceases or becomes inconsequential, then revenue is deferred until the Company can reasonably estimate when the performance obligation ceases or becomes inconsequential.

Accounts Receivable

The process for estimating the collectibility of receivables involves significant assumptions and judgments. Billings for services under third-party payor programs are recorded as revenue net of allowances for differences between amounts billed and the estimated receipts under such programs. Adjustments to the estimated receipts, based on final settlement with the third-party payors, are recorded upon settlement as an adjustment to net revenue. In addition, the Company reviews and estimates the collectibility of receivables based on the period of time such receivables have been outstanding. Historical collection and payor reimbursement experience is an

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

integral part of the estimation process related to the allowance for doubtful accounts. Adjustments to the allowance for doubtful accounts estimate are included in general and administrative expenses. The Company writes off accounts against the allowance for doubtful accounts when they are deemed to be uncollectible.

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

Advertising Expenses

The Company expenses the costs of advertising, which include promotional expenses, as incurred. Advertising expenses were $4.7 million, $4.0 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively, and were recorded as sales and marketing expenses.

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

The following outstanding options and warrants, prior to the application of the treasury stock method, and convertible preferred stock, on an as-converted basis, were excluded from the computation of diluted loss per common share as these potentially dilutive securities had an anti-dilutive effect:

	December 31,
	2006	2005	2004
	(In thousands)
Series A redeemable convertible preferred stock (as-if Converted basis)	—	—	2,243
Convertible promissory note (as if converted basis)	9,243	—	—
Outstanding warrants	819	2,358	12,134
Outstanding stock options	19,211	18,341	12,941

Stock-Based Compensation

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

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

service period, based on the vesting provisions of the individual grants. The Company has no awards with market or performance conditions.

On November 10, 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. There was no tax benefit realized upon exercise of stock options in 2006.

The Company uses the Black-Scholes option-pricing valuation model to estimate the grant date fair value of its stock-based awards in accordance with SFAS 123R and SAB 107. The determination of fair value for stock-based awards on the date of grant using an option-pricing model requires management to make certain assumptions regarding: (i) the expected volatility in the market price of the Company’s common stock over the expected term of the awards; (ii) dividend yield; (iii) risk-free interest rates; and (iv) actual and projected employee exercise behaviors (referred to as the expected term). The expected volatility is based on the historical volatilities of our stock for the expected term in effect on the date of grant with considerations to similar public entities in similar markets. The risk-free interest rate is based on the U.S. Zero Coupon Treasury yield for the expected term in effect on the date of grant. The expected term of options represents the period of time that options granted are expected to be outstanding and is derived from actual historical exercise data with considerations to the contractual and vesting terms. The expected term of employee stock purchase plans is equal to the offering period. In addition, SFAS 123R requires the Company to estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation expense in the period of the revision. In 2006 forfeitures were estimated to be approximately 2% over the expected term, based on historical experience. If actual forfeiture rates are materially different from estimates or factors change and we employ different assumptions, future stock-based compensation expense could be significantly different from what the Company has recorded in the current period. Management periodically reviews actual forfeiture experience and revises estimates, as considered necessary.

The weighted-average estimated fair value of options granted during 2006 has been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate from 4.6% to 4.9%; weighted-average expected term of stock options from grant date from 5.8 years to 6.1 years; volatility factor from 76% to 88%; and a dividend yield of zero. The weighted-average per share grant date fair value of stock options granted to employees in 2006 was $1.20. The total fair value of stock options vested in 2006 was $6.7 million.

The fair value of employee stock purchases in 2006 is based on an offering period starting December 1, 2005 which has been estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate from 4.3% to 4.4%; expected term from 0.5 year to 2.0 years; volatility factor from 40% to 52%; and a dividend yield of zero.

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Stock-based compensation expenses related to stock options and employee stock purchases recognized under SFAS 123R were as follows:

Year ended December 31, 2006
(In thousands)
Cost of product revenue	$597
Research & development	1,640
Sales & marketing	1,421
General & administrative	2,380

$6,038

As of December 31, 2006, the total remaining unrecognized compensation costs related to the non-vested stock options amounted to $7.6 million which is expected to be recognized over the weighted-average remaining requisite service period of 1.22 years. As of December 31, 2006, the total remaining unrecognized compensation costs related to employee stock purchases was $0.2 million which is expected to be recognized over the remainder of the two-year offering period that started December 1, 2005.

Pro Forma Information under SFAS 123 for Periods Prior to fiscal 2006

Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards under the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosure,” which amended Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation.” Under the intrinsic method, no stock-based compensation expense had been recognized in the statements of operations because the exercise price of the stock options granted equaled the fair market value of the underlying stock on the date of grant. Pro forma net loss and pro forma net loss per share disclosed in the footnotes to the financial statements were estimated using the Black-Scholes option-pricing model.

The fair value of options granted in 2005 had been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate from 3.7% to 4.4%; weighted-average expected term of stock options from grant date of 6.1 years; volatility factor of 88%; and a dividend yield of zero. The weighted-average grant date fair value of stock options granted to employees in 2005 was $1.73. The total fair value of stock options vested in 2005 was $5.6 million.

The fair value of employee stock purchases in 2005 was based on an offering period starting December 1, 2004 which had been estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate from 2.4% to 3.0%; expected term from 0.5 year to 2.0 years; volatility factor from 50% to 78%; and a dividend yield of zero.

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The following table provides the Company’s pro forma information as if the fair value method had been applied to the stock-based compensation calculation:

	Year Ended December 31,
	2005	2004
	(In thousands, except per share data)
Net loss:
As reported	$(37,586)	$(81,430)
Adjustments:
Stock-based compensation expense (adjustment) included in reported net loss	(2,914)	3,408
Stock-based compensation expense for employee awards determined under SFAS 123	(3,661)	(3,645)

Pro forma net loss	(44,161)	(81,667)
Preferred stock dividend	(162)	(324)

Pro forma loss applicable to common stockholders	$(44,323)	$(81,991)

Loss per common share:
As reported	$(0.31)	$(1.43)

Pro forma	$(0.36)	$(1.43)

The Company accounts for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued over their service periods, which approximates the vesting period. The impact of these options has not been material.

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

Segment Reporting

The Company currently operates in a single business segment as there is only one measurement of profit (loss) for its operations. As of December 31, 2006, all of our long-lived assets are located in the United States.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of adopting SFAS 155 on its financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us in 2007. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued statement No. 157, “Fair value Measurements” (“SFAS 157”). This standard establishes the framework for measuring fair value and expands the disclosure requirement for fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) that provides guidance on the process of quantifying financial statement misstatements. This bulletin is effective for any interim period of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a significant effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

2. SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value for available-for-sale securities by major security type and class of security are as follows:

	December 31,
	2006			2005
	Amortized Cost	Gross Unrealized Holding Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Loss	Estimated Fair Value
	(In thousands)
Maturing within two years:
Bonds of US government and its agencies	$22,991	$(124)	$22,867	$57,912	$(514)	$57,398

As of December 31, 2006 and 2005, the Company had $22.9 million and $32.5 million, respectively, of marketable securities at estimated fair value that were in a continuous unrealized loss position for more than one year, resulting in an unrealized loss of $0.1 million and $0.4 million, respectively.

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2006	2005
	(In thousands)
Machinery, equipment and furniture	$15,500	$14,005
Equipment under capital lease	375	375
Leasehold improvements	7,572	7,406
Capitalized software	4,349	4,306

	27,796	26,092
Less accumulated depreciation and amortization	(20,333)	(17,512)

Property and equipment, net	$7,463	$8,580

Depreciation expense was $2.9 million, $3.3 million and $2.7 million in 2006, 2005 and 2004, respectively. Amortization of assets under capital leases as of December 31, 2006 was $88,000, $88,000 and $13,000 in 2006, 2005 and 2004, respectively. Accumulated amortization of those leased assets was $146,000 and $59,000 at December 31, 2006 and 2005, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase consideration over the fair values of the identifiable assets acquired and liabilities assumed from the Company’s merger with ACLARA, which closed in December 2004. Goodwill was $9.9 million at December 31, 2006. The Company tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable.

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

Patents, which are included in other assets, represents costs of patents and patent applications related to products and products in development which are capitalized and amortized on a straight-line basis over their estimated useful lives.

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Other intangible assets are summarized as follows:

	December 31,
	2006			2005
	Cost	Accumulated Amortization	Net of Accumulated Amortization	Cost	Accumulated Amortization	Net of Accumulated Amortization
	(In thousands)
Patents	$2,264	$(1,383)	$881	$2,095	$(376)	$1,719

Amortization expense of other intangible assets was $1.0 million, $0.2 million and $0.1 million in 2006, 2005 and 2004, respectively. The estimated amortization expense related to other intangible assets is approximately $0.5 million each year from 2007 to 2011.

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2006	2005
	(In thousands)
Accrued royalty	$1,411	$1,131
Accrued professional fees	988	1,003
Accrued marketing expenses	577	298
Accrued materials and supplies	384	647
Accrued facilities expenses	238	236
Other	1,122	801

Total accrued liabilities	$4,720	$4,116

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

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The aggregate purchase consideration comprises (in thousands):

Fair value of common stock issued	$120,308
Fair value of CVRs related to ACLARA common stock outstanding and vested stock options	43,774
Fair value of ACLARA stock options assumed	9,243
Direct transaction costs	4,635

$177,960

The purchase consideration was allocated based on the fair value of the assets acquired, as follows (in thousands):

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

		$177,960

In connection with the Company’s merger with ACLARA, the Company has taken actions to integrate and restructure the former ACLARA operations. The Company relocated the ACLARA personnel and operations from the facility in Mountain View, California to its South San Francisco, California facilities in the second quarter of 2005. A restructuring accrual was established for the costs of vacating and subleasing the Mountain View facility including an estimate of the excess of our lease costs over our anticipated sublease income and for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. See “Restructuring” Note 11 below for further discussion.

7. CONTINGENT VALUE RIGHTS

As part of the merger with ACLARA BioSciences, Inc. (“ACLARA”), the Company issued Contingent Value Rights (“CVR”) to ACLARA stockholders and was obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined at $0.88 per CVR and a cash payment of approximately $57.0 million was made to CVR holders on June 14, 2006. Holders of assumed ACLARA options are entitled to receive a cash

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

payment of $0.88, upon future exercise of those options, for each CVR that would have been issuable to them had the option been exercised prior to the CVR maturity date. At December 31, 2006, assumed ACLARA options to purchase 3.3 million shares of the Company’s common stock were outstanding, of which 3.1 million shares were vested. The aggregate potential liability related to all these options at December 31, 2006 was $2.9 million. Of this, $2.7 million is reflected on the balance sheet in current liabilities at December 31, 2006 in respect of options vested and the remainder will be recognized as the options vest in the future. Upon exercise of these vested options, the Company will receive aggregate exercise proceeds of $6.6 million, offsetting the potential CVR payments of $2.7 million.

The liability under the CVRs was recorded at the closing of the merger with ACLARA at fair value, estimated using a calculation based on a Black-Scholes valuation of the underlying CVR securities of $0.66 per CVR. Subsequent to the closing of the merger, an active trading market had been established and as a result, this liability was revalued based on the actual closing price of the CVRs on the OTC Bulletin Board at the end of each quarter. In addition, the Company records an additional liability each quarter for additional CVRs related to assumed ACLARA stock options as they vest during each quarter. The Company recorded $0.8 million and $1.1 million for additional CVRs related to the stock options assumed that vested during the year ended December 31, 2006 and 2005, respectively.

8. COMMITMENTS AND CONTINGENCIES

At December 31, 2006, the Company leased a building with 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides the Company with an option to extend the term for an additional ten years. In addition, at December 31, 2006, the Company subleased approximately 27,000 square feet in South San Francisco, California. This sublease expires in December 2007.

As a result of the merger with ACLARA, at December 31, 2004, the Company assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. The Company also assumed a loan agreement for leasehold improvements at an interest rate of 8.5% per annum. The loan matures on July 1, 2009 and the amount outstanding at December 31, 2006 was $0.2 million, included in current liabilities. On February 7, 2007, the Company entered into a lease termination agreement with the landlord to terminate the lease prior to its scheduled expiry. See Note 14 “Subsequent Events” to the financial statements for further discussion.

In August 2006, the Company entered into a loan agreement of $0.8 million to finance its insurance premiums at an interest rate of 7.84% per annum. The loan was paid in full in January 2007 and the amount outstanding at December 31, 2006 was $0.4 million included in current liabilities.

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

As of December 31, 2006 and 2005, the Company had amounts outstanding under equipment financing arrangements, which bear interest at weighted-average fixed rate of approximately 7.9% for 2006 and 2005, and

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

are due in monthly installments through September 2008. The carrying amount of the equipment approximates the corresponding loan balance.

As of December 31, 2006, future minimum payments, excluding the lease assignment guarantee described above, are as follows:

	Purchase Obligations	Operating Leases	Loans Payable	Convertible Promissory Note	Convertible Promissory Note Interest Payment	Equipment Financing Arrangements
	(In thousands)
Year ending December 31:
2007	$275	$2,801	$6,244	$—	$750	$132
2008	—	1,624	—	—	750	95
2009	—	1,353	—	—	750	—
2010	—	355	—	25,000	473	—

Total minimum lease and principal payments	$275	$6,133	6,244	25,000	2,723	227

Amount representing interest			(9)	—	—	(15)

Present value of future payments			6,235	25,000	2,723	212
Current portion of loans and leases			(6,235)	—	—	(120)

Long-term portion			$—	$25,000	$2,723	$92

Rental expense, was approximately $2.3 million, $2.7 million and $2.0 million in 2006, 2005 and 2004, respectively.

In connection with the merger with ACLARA, the Company issued CVRs to ACLARA stockholders and is obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. See “Contingent Value Rights,” Note 7 above for further discussion.

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

ACLARA, with which the Company merged, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001 and is now captioned ACLARA BioSciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering, or IPO, as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s March 20, 2000 IPO through December 6, 2000. The central allegation in this

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market. The complaint also alleges that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers who went public between 1998 and 2000 have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including ACLARA defendants) was filed by the entire group of issuer defendants in these similar actions. On February 19, 2003, the Court in this action issued its decision on the defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to ACLARA but denied the motion to dismiss Section 11 claim as to ACLARA and virtually all of the other defendants. On June 26, 2003, the plaintiffs in the consolidated class action lawsuits announced a proposed settlement with ACLARA and the other issuer defendants. The proposed settlement, which was approved by ACLARA’s board of directors, provides that the insurers of all settling issuers will guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling issuers will make up the difference. Under the proposed settlement, the maximum amount that could be charged to ACLARA’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would be approximately $3.9 million. The Company believes that ACLARA had sufficient insurance coverage to cover the maximum amount that the Company may be responsible for under the proposed settlement. On August 31, 2005, the Court granted unconditional preliminary approval of the proposed settlement. On April 24, 2006, the Federal District Court held a fairness hearing to determine whether the proposed settlement should be approved. The Court has not yet decided whether to approve the settlement. On December 5, 2006, the United States Court of Appeals for the 2nd Circuit issued a decision in In re: Initial Public Offering Securities Litigation (Docket No. 05-3349-cv), reversing the Federal District Court’s finding that six focus cases involved in this litigation could be certified as class actions. It is not yet clear what impact, if any, the decision may have on the proposed settlement agreement. Plaintiffs have filed a petition for rehearing and/or for en banc review of the Second Circuit’s decision, and the Federal District Court has indicated it will not make any decision regarding the proposed settlement agreement until the Second Circuit decides whether it will consider a rehearing. On January 24, 2007, the Second Circuit ordered Underwriters to file a response on certain issues to Plaintiffs’ request for a rehearing. Due to the inherent uncertainties of litigation and assignment of claims against the underwriters, and because the settlement has not yet been finally approved by the Federal District Court, the ultimate outcome of the matter cannot be predicted. If a final settlement is not reached or is not approved by the Court, the Company believes that it has meritorious defenses and intends to vigorously defend against the suit. As a result of this belief, no liability for this suit has been recorded in the accompanying financial statements. However, the Company could be forced to incur significant expenses in the litigation, and in the event there is an adverse outcome, its business could be harmed.

License Agreements

Historically, the Company has licensed technology from Roche that the Company uses in its PhenoSense and GeneSeq tests. The Company held a non-exclusive license for the life of the patent term of the last licensed Roche patent. The Company was notified by Roche that the license had terminated in March 2005 because the last licensed patent had expired. However, Roche advised the Company that additional licenses may be necessary for certain other patents and has offered a license to these patents. The Company is in the process of reviewing whether additional licenses are necessary or useful for its operations. The Company believes such licenses are available on commercially acceptable terms.

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

9. CAPITAL STOCK

Authorized Common Stock

In 2004, Monogram Biosciences’ stockholders approved an increase to the number of authorized shares of the Company’s common stock from 100,000,000 shares to 200,000,000 shares.

Merger with ACLARA

Upon the Company’s merger with ACLARA, all outstanding shares of ACLARA common stock were exchanged, or became exchangeable, for approximately 61.9 million shares of the Company’s common stock. See “Merger with ACLARA BioSciences, Inc.” Note 6 above for further details.

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

Warrants

In connection with the loan agreement signed in January 1998, Monogram Biosciences issued the lender a warrant to purchase an aggregate of 34,833 shares of common stock at a price of $8.00 per share. The warrant expires in January 2008. The value of the warrant was deemed to be insignificant and, therefore, no value was recorded. There are 34,833 warrants outstanding as of December 31, 2006.

In connection with loan agreements signed in 2000, Monogram Biosciences issued the lender warrants to purchase an aggregate of 26,792 shares of Monogram Biosciences’ common stock for $4.24 per share. The warrant expires in February 2010 and was valued at $318,000 using the Black-Scholes option valuation model. There are 26,792 warrants outstanding as of December 31, 2006.

In connection with a service agreement signed in 2002, Monogram Biosciences issued warrants to purchase an aggregate of 100,000 shares of Monogram Biosciences’ common stock for $2.28 per share. The warrant expires in March 2007 and was valued at $117,000 using the Black-Scholes option valuation model. There are 100,000 warrants outstanding as of December 31, 2006.

In connection with the November 2002 sale of Series C Preferred Stock, Monogram Biosciences issued warrants to purchase 4.8 million shares of common stock at a price of $1.11 per share. The warrant expires in November 2007 and was valued at $2.5 million using the Black-Scholes option valuation model. The fair value of the warrants is included in additional paid-in capital. There are approximately 0.7 million warrants outstanding as of December 31, 2006.

During 2006, the Company issued 0.5 million shares of common stock upon net warrant exercises. As of December 31, 2006, outstanding warrants are exercisable for approximately 0.8 million shares of common stock.

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

A summary of activity under the Plans is as follows:

	Outstanding Stock Options
	Shares Available	Number of Shares	Weighted Average Price Per Share
Balances at December 31, 2003	1,524,304	4,664,389	$2.45
Additional shares authorized	12,500,000	—	—
ACLARA options assumed	—	7,053,500	2.26
Options granted	(1,534,050)	1,534,050	2.94
Options exercised	—	(68,732)	2.01
Options expired	(129,826)	—	—
Options forfeited	242,422	(242,422)	4.20

Balances at December 31, 2004	12,602,850	12,940,785	2.44
Options granted	(7,031,750)	7,031,750	2.31
Options exercised	—	(823,807)	1.43
Options forfeited	807,760	(807,760)	2.82

Balances at December 31, 2005	6,378,860	18,340,968	2.42
Options granted	(4,095,990)	4,095,990	1.68
Options exercised	—	(2,444,776)	1.33
Options forfeited	781,122	(781,122)	2.79

Balances at December 31, 2006	3,063,992	19,211,060	2.39

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The following table summarizes information about the stock options outstanding under the Plans at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.24 — $ 1.16	140,188	4.18	$0.83	140,062	$0.83
$1.22 — $ 1.27	1,504,227	6.23	1.25	1,413,986	1.25
$1.29 — $ 1.51	898,239	6.52	1.47	732,673	1.47
$1.53 — $ 2.27	4,709,341	7.18	1.72	864,019	1.94
$2.28	5,709,942	6.16	2.28	2,506,807	2.28
$2.30 — $ 2.40	461,704	6.40	2.37	381,910	2.38
$2.41 — $ 2.57	1,178,157	5.82	2.52	907,825	2.54
$2.58 — $ 2.98	1,388,943	3.14	2.69	1,197,141	2.70
$3.00 — $ 3.10	1,179,862	7.19	3.00	837,417	3.00
$3.13 — $ 3.14	784,000	2.69	3.14	784,000	3.14
$3.18 — $ 5.40	573,092	3.94	3.80	565,301	3.81
$5.74 — $ 8.00	490,515	4.01	6.34	490,515	6.34
$8.56 — $22.13	192,850	3.82	12.05	192,850	12.05

	19,211,060			11,014,506

The weighted-average remaining contractual term of the exercisable stock options at December 31, 2006 is 5.4 years. As of December 31, 2006, the aggregate intrinsic value of outstanding stock options was $1.7 million and the aggregate intrinsic value of exercisable stock options was $1.1 million.

The intrinsic value of options exercised was $1.3 million and $0.9 million in 2006 and 2005, respectively. The Company received $3.3 million and $1.2 million from the exercise of stock options in 2006 and 2005, respectively. The Company issues new shares upon the exercise of stock options. There was no tax benefit realized upon exercise of stock options in 2006 and 2005.

Employee Stock Purchase Plan

In February 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan (the “Stock Plan”). The Stock Plan permits eligible employees to acquire shares of Monogram Biosciences’ common stock through payroll deductions of up to 15% of their eligible earnings. All full-time employees of Monogram Biosciences, except 5% stockholders, are eligible to participate in the Stock Plan. The purchase price of the shares is the lesser of 85% of the fair value of the shares at the offering date or purchase date, as defined by the Stock Plan. In December 2004, the Company’s stockholders approved the reservation of an additional 1.0 million shares to be reserved for issuance under the Stock Plan and an annual automatic share increase provision to the Stock Plan. The amount of the automatic increase may be reduced to a lesser amount, as determined by the board of directors. During 2006, the Company added 1.0 million shares to the Stock Plan under this provision. Of the 3.0 million shares of common stock reserved for issuance under the Stock Plan, 2.0 million shares were issued as of December 31, 2006.

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

401(k) Plan

Monogram Biosciences’ 401(k) Plan covers substantially all employees. Employees may contribute up to 15% of their eligible compensation, subject to certain Internal Revenue Service restrictions. Monogram Biosciences matches employee contributions in the form of Monogram Biosciences common shares. In 2000, the 401(k) Plan was amended to increase the matching percentage to 25% of the employee contribution. The match is effective December 31 of each year and is fully vested when made. Monogram Biosciences recorded 401(k) matching expense of $0.5 million, $0.4 million and $0.2 million in 2006, 2005 and 2004, respectively. As of December 31, 2006, Monogram Biosciences had issued approximately 0.6 million shares under the matching provisions of the 401(k) Plan and 0.3 million shares were due by the Company to the 401(k) plan in respect of the 2006 matching contributions.

Reserved Shares

At December 31, 2006, Monogram Biosciences had reserved shares of common stock for future issuance as follows:

Shares Reserved
(In thousands)
Convertible promissory note (as if converted basis)	11,026
Stock options	19,211
Warrants	819
Employee Stock Purchase Plan	1,911

21,941

10. INCOME TAXES

At December 31, 2006, Monogram Biosciences had federal and state net operating loss carryforwards of approximately $280.8 million and $112.0 million, respectively. At December 31, 2006, Monogram Biosciences also had federal and state research and development credits of approximately $5.8 million and $5.8 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates between the years 2010 and 2026, if not utilized. The federal and state operating loss carryforwards include deductions for stock options. The state of California net operating loss carryforwards will expire at various dates between the years 2012 and 2016, if not utilized. The California research and development credits can be carried forward indefinitely.

Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. When utilized to reduce income tax payables, the portion related to stock options deductions will be accounted for as a credit to shareholders’ equity.

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. Significant components of Monogram Biosciences’ deferred tax assets for federal and state income taxes are as follows:

	December 31,
	2006	2005
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$47,500	$42,100
Research and other credits	4,200	3,000
Capitalized research and development	2,500	2,200
Other	3,800	4,500
Deferred tax assets as a result of merger with ACLARA:
Acquired net operating loss carryforwards	54,500	54,700
Acquired research and other credits	5,800	5,800
Capitalized research and development	1,900	2,300
Other	1,800	2,400

Total deferred tax assets	122,000	117,000
Valuation allowance	(122,000)	(117,000)

Net deferred taxes	$—	$—

Due to Monogram Biosciences’ lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $5.0 million, $3.9 million and $1.5 million in 2006, 2005 and 2004.

A reconciliation of the statutory tax rates and the effective tax rates for the periods ended:

	December 31,
	2006	2005	2004
Tax at federal statutory rate	(34.00)%	(34.00)%	(34.00)%
State, net of federal benefit	(5.83)	(5.83)	(5.83)
Research & development credits	(2.47)	(2.76)	(0.23)
Valuation allowance	13.09	10.37	1.81
Stock-based compensation	6.24	(3.36)	1.43
CVR revaluation	17.75	29.05	(11.91)
Others	5.22	6.53	0.35
In-process research and development	—	—	42.00
Purchase accounting adjustments	—	—	6.38

Provision for taxes	—%	—%	—%

11. RESTRUCTURING

In connection with the Company’s merger with ACLARA, the Company has taken actions to integrate and restructure the former ACLARA operations. The Company relocated the ACLARA personnel and operations from the facility in Mountain View, California to its South San Francisco, California facilities in the second quarter of 2005. A restructuring accrual was established for the costs of vacating and subleasing the Mountain View facility including an estimate of the excess of our lease costs over our anticipated sublease income and for

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. The accrual established at the closing of the merger related to the Mountain View facility was $3.0 million. In addition, a restructuring accrual of $1.1 million was established for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. Additional restructuring accruals, due to delays in vacating and subleasing the Mountain View facility, were recorded in the amounts of $1.6 million and $0.3 million in 2005 and 2006, respectively. In February 2007, the Company executed a termination agreement with respect to the lease in exchange for a reduced but fixed payment commitment over the remainder of the previous lease term. The initial charge of $1.6 million to the estimates of completing the approved restructuring plans was recorded in goodwill and subsequent adjustments to these estimates have been recorded in the Company’s results of operations.

The following table sets forth an analysis of the components of the restructuring charges (in thousands):

	Abandonment of Facilities	Severance	Total
	(In thousands)
Liabilities assumed in merger with ACLARA	$3,000	$1,054	$4,054
Amounts paid in cash	(24)	—	(24)

Balance at December 31, 2004	2,976	1,054	4,030
Amounts paid in cash	(1,288)	(1,054)	(2,342)
Change in estimate for restructuring costs related to Mountain View facility	1,645	—	1,645

Balance at December 31, 2005	3,333	—	3,333
Amounts paid in cash	(1,656)	—	(1,656)
Change in estimate for restructuring costs related to Mountain View facility	319	—	319

Balance at December 31, 2006	$1,996	$—	$1,996

Current portion	$1,128	$—	$1,128

Non-current portion	$868	$—	$868

Other Severance Costs

On September 28, 2005, the Company entered into a separation and release agreement with a former executive and recorded a severance charge of $0.4 million in the statement of operations for the year ended December 31, 2005 all of which has been paid as of December 31, 2006.

12. COLLABORATION AND NOTE PURCHASE AGREEMENT

On May 5, 2006, the Company entered into a Collaboration Agreement with Pfizer, Inc. (“Pfizer”) regarding the Company’s Trofile Co-Receptor Tropism Assay (the “Collaboration Agreement”). The Collaboration Agreement has an initial term that expires on December 31, 2009, and is renewable by Pfizer for five successive one-year terms.

Under the agreement, the Company and Pfizer will collaborate to make the Company’s Trofile Co-Receptor Tropism Assay available globally. The Company will be responsible for making the assay available in the U.S.

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

Subject to certain limitations, Pfizer will be entitled to establish its own facility to perform the assay in support of its human clinical trials, and to perform the assay in respect of patient blood samples following certain uncured material breaches of the Collaboration Agreement (including the performance standards) by the Company. For such purposes, the Company has granted Pfizer a license to use certain intellectual property rights and proprietary materials related to the Company’s Trofile Co-Receptor Tropism Assay. The Company will be obligated in such a case to assist Pfizer in establishing and operating such facility, for which Pfizer will reimburse for costs the Company incurs in providing such assistance. To secure the Company’s obligations under the license described above, the Company has granted Pfizer a security interest in certain of its intellectual property rights and proprietary materials related to the Company’s Trofile Co-Receptor Tropism Assay. Pfizer and the Company have also extended the co-receptor portion of their existing services agreement for support of potential additional Pfizer clinical trials through December 31, 2009.

In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) revenue arrangements entered into after June 15, 2003, that include multiple element arrangements are analyzed to determine whether the deliverables are divided into separate units of accounting or as a single unit of accounting. Revenues are allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. If all of the three required criteria under EITF 00-21 are met, then the deliverables would be accounted for separately, completed as performed. Otherwise, the arrangement would be accounted for as a single unit of accounting and the payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed. If the Company cannot reasonably estimate when its performance obligation either ceases or becomes inconsequential, then revenue is deferred until the Company can reasonably estimate when the performance obligation ceases or becomes inconsequential.

The Pfizer collaboration is a multiple element arrangement, including supply of the Trofile Assay in additional clinical studies (including expanded access programs in both the U.S. and outside the U.S.), supply of the Trofile Assay for clinical use outside of the U.S., reimbursement of costs for the establishment and operation of supply infrastructure outside of the U.S. and potential assistance to Pfizer in the establishment and operation of a second facility for processing of tropism assays. Under the guidelines of EITF 00-21, the Company has determined that the collaboration with Pfizer should be accounted for as a single unit of accounting due to the absence of established fair values of certain undelivered elements. Accordingly, the Company has deferred revenue under this collaboration until the earlier of establishment of fair values or completion of the deliverables. Additionally, related direct costs that are contractually reimbursable on a non-refundable basis under this collaboration have been deferred.

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

On May 5, 2006 the Company also entered into a Note Purchase Agreement with Pfizer, which was amended in January 2007, pursuant to which it sold to Pfizer a 3% Senior Secured Convertible Note in the principal amount of $25 million (the “Note”). For further discussion, see “Subsequent Events” Note 14 below. The closing of the sale and issuance of the Note occurred on May 19, 2006. The Note will mature four years from its date of issuance. The Company will pay interest quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on June 30, 2006. Subject to certain limitations, the Company will be entitled to make such interest payments using shares of its common stock instead of cash.

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

Under the terms of the Note, the Company is prohibited from incurring certain types of indebtedness, from permitting certain liens on its assets, from entering into transactions with affiliates and from entering into certain capital transactions such as dividends, stock repurchases, capital distributions or other similar transactions. It is also subject to certain other covenants as set forth in the Note, including limitations on its ability to enter into new lines of business after issuance of the Note. An event of default under the Note will occur if the Company: is delinquent in making payments of principal or interest; fails, following notice, to cure a breach of a covenant under the Note, the related security agreement or the Note Purchase Agreement; a representation or warranty under the Note, the related security agreement or the Note Purchase Agreement is materially inaccurate; an acceleration event occurs under certain types of its other secured indebtedness outstanding from time to time; certain bankruptcy proceedings are commenced or orders granted or an event of default occurs or is continuing under the 0% convertible senior unsecured notes issued in January 2007. If an event of default occurs, the indebtedness under the Note could be accelerated, such that it becomes immediately due and payable. The Company is in compliance with all covenants under the Note.

13. CREDIT AND SECURITY AGREEMENT

On September 29, 2006, the Company entered into a Credit and Security Agreement with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. (“Merrill”). The Credit and Security Agreement (the “Agreement) provides the Company with a revolving credit line, with borrowings against eligible accounts receivable up to a maximum of $10 million. Merrill has been granted a security interest over certain of the Company’s assets, including its accounts receivable, intellectual property used or held for use in connection with its oncology testing business and inventory. The Agreement has a term expiring in March 2010. As of December 31, 2006, approximately $5.6 million was outstanding under the revolving credit line.

Amounts borrowed under the Agreement will bear interest at a rate per annum equal to a published LIBOR rate plus 4.75%. As of December 31, 2006, the 1-month LIBOR rate was 5.35%. Amounts borrowed under the revolving credit line are repaid as the Company receives payment on its outstanding accounts receivable. The

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Agreement also provides for the payment by the Company of an unused line fee, a collateral fee, a commitment fee and, in certain circumstances, a deferred commitment fee.

Under the terms of the Agreement, the Company is prohibited from incurring certain types of indebtedness and certain liens on its assets. It is also subject to certain other affirmative and negative covenants as set forth in the Agreement. An event of default under the note will occur if, among other things, the Company: is delinquent in making payments of principal, interest or fees on the revolving credit line; fails, following notice, to cure a breach of a covenant under the Agreement; a representation or warranty under the Agreement is materially inaccurate; certain liquidation or bankruptcy proceedings are commenced or certain orders are granted against Monogram; the security interests granted by the Company in favor or Merrill, fail, in certain circumstances, to constitute valid security interests; or an acceleration event occurs under certain types of the Company’s other secured indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to Merrill under the Agreement could be accelerated, such that it becomes immediately due and payable. The Company is in compliance with all covenants under the Agreement.

14. SUBSEQUENT EVENTS

0% Convertible Senior Unsecured Notes

In January 2007, the Company entered into a Securities Purchase Agreement to sell $30 million principal amount of a 0% Convertible Senior Unsecured Note (the “0% Notes”) to a single qualified institutional buyer. The aggregate purchase price for the 0% Notes was approximately $22.5 million. Although due in 2026, the 0% Notes may be called by the investor at December 31, 2011, December 31, 2016 or December 31, 2021, at a price equal to 100% of the accreted value.

The 0% Notes will not bear interest and will be convertible, at the option of the holder of such 0% Notes, into shares of the Company’s common stock at an initial conversion price of $2.52 per share, which is equivalent to an initial conversion rate of approximately 396.8254 shares per $1,000 principal amount of 0% Notes. The conversion price will adjust automatically upon certain changes to the Company’s capitalization.

Pursuant to a Registration Rights Agreement dated as of January 11, 2007 by and between the Company and the qualified institutional buyer, the Company intends to file a shelf registration statement with respect to the resale of the 0% Notes and the common stock issuable upon conversion thereof. The Company intends to file this registration statement within sixty days of the closing of the transaction and to cause such registration statement to become effective within 120 days of the closing of the transaction unless the SEC reviews the registration statement and provides comments thereon or requires the Company to make modifications thereto, in which case the Company must cause such registration to become effective within 180 days of the closing. In the event the Company fails to comply with its obligations under the Registration Rights Agreement, it will be obligated to make additional payments to the holders of the 0% Notes.

After this registration statement is effective, the Company will have the option to cause all or any portion of the 0% Notes to automatically convert at such time as the closing price of the Company’s common stock is greater than $3.15 for twenty out of thirty consecutive trading days and certain other limitations. Upon any such automatic conversion, the Company initially will pay the holders a premium make-whole amount equal to $84.7526 per $1,000 principal amount of 0% Notes so converted, such premium make-whole being reduced over the initial 3 year period following the closing. The premium make-whole amount may be paid in shares of common stock upon any such automatic conversion, provided that certain additional conditions are satisfied.

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The 0% Notes are subordinated to all of the Company’s present senior debt, including the $25 million 3% Senior Secured Convertible Note due May 19, 2010 issued to Pfizer in May 2006, as amended as described below, and the Company’s line of credit with Merrill Lynch.

Beginning on December 31, 2009, the Company may redeem the 0% Notes in whole or in part at any time at a redemption price equal to the accreted value of the principal amount of the 0% Notes to be redeemed, plus liquidated damages, if any, and certain other amounts, provided that certain conditions are required to be satisfied and the market price of the Company’s common stock exceeds the conversion price of the 0% Notes leading up to and at the time of redemption.

The Company will be required, under the terms of the 0% Notes, to repurchase the outstanding accreted value of the 0% Notes at the election of the holder upon certain change of control events described in the 0% Notes, or if the Company’s common stock is no longer listed on a United States national securities exchange, quoted on The NASDAQ Capital Market, or approved for trading and/or eligible for quotation on an established automated over-the-counter trading market in the United States, including the OTC Bulletin Board but excluding the “pink sheets” or any similar quotation system. In addition, under such circumstances the Company also would be obligated to pay the premium make-whole amount described above and certain other amounts.

An event of default under the 0% Notes will occur if the Company: is delinquent in making certain payments due under the 0% Notes; fails to deliver shares upon conversion of the 0% Notes; fails to deliver certain required notices under the 0% Notes; fails, following notice, to cure a breach of a covenant under the 0% Notes, the Securities Purchase Agreement, the Registration Rights Agreement, the Subordination Agreement with Pfizer Inc. described below, or the Indenture described below (together, the “Transaction Documents”); certain events of default occur with respect to other indebtedness; certain bankruptcy proceedings are commenced or orders granted; a representation or warranty made under the Transaction Documents is materially inaccurate and continues uncured following notice; the Company fails to file certain periodic reports with the Securities and Exchange Commission (subject to certain grace periods); or the Company incurs certain types of indebtedness prohibited under the terms of the 0% Notes. If an event of default occurs, the indebtedness under the 0% Notes could be accelerated, such that it becomes immediately due and payable.

In connection with the sale of the 0% Notes, the Company, Pfizer and U.S. Bank, National Association, as trustee, entered into a subordination agreement. The subordination agreement sets forth the terms under which the 0% Notes are subordinated to the 3.0% Senior Secured Convertible Note Due May 19, 2010, issued to Pfizer. As a condition to the entry into the subordination agreement, the Company and Pfizer amended the Note Purchase Agreement, dated May 5, 2006, between Pfizer and the Company, and amended and restated the 3.0% Senior Secured Convertible Note Due May 19, 2010, to conform to certain terms of the subordination agreement. As amended, the Pfizer Note provides that the Company will be in default thereof if (i) an event of default occurs and is continuing under the 0% Notes and (ii) the trustee or any holders of the 0% Notes give notice to the Company of its or their intent to either accelerate the 0% Notes or exercise any other remedies thereunder (subject to certain limited exceptions).

The Company expects that, as a result of certain aspects of the 0% Notes, it will be required to separately value and account for certain derivative instruments that are embedded in the 0% Notes, as assets or liabilities with adjustments to fair value reflected in the statement of operations. While such adjustments have not, through December 31, 2006, been required for the Pfizer Note, as a result of the issuance of the 0% Notes in January 2007, the Company expects that it will be required to similarly account for derivative instruments that are embedded in the Pfizer Note commencing in the first quarter of 2007.

MONOGRAM BIOSCIENCES, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Lease Termination

On February 7, 2007, the Company entered into a Lease Termination Agreement to terminate the lease on the former ACLARA facility in Mountain View, California. Under the terms of the Lease, the scheduled expiration date was July 15, 2009. Following the December 2004 merger between the Company and ACLARA, the Company consolidated its operations and determined that it did not require the facility and established a restructuring accrual to provide for the estimated costs to vacate and sublease the facility.

The termination of the Lease was subject to a specified third party executing a new lease with the landlord on terms and conditions satisfactory to the landlord and the landlord has notified the Company that this has occurred. Additionally, the Company has an obligation to pay the Landlord specified amounts over the remainder of the former lease term, or through June 2009. Upon execution of the Lease Termination Agreement, the Company paid the outstanding principal and interest owed to the landlord under a promissory note, in the aggregate amount of approximately $235,000. Certain late charges may apply for late payments on any of the above-described monetary obligations.

As a result of the Lease Termination Agreement, the Company reduced the previously established restructuring accrual by $0.2 million in the quarter ended December 31, 2006, with the adjustment reflected in statements of operations.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
2006
Product revenue	$12,246	$12,757	$10,415	$9,732
Contract revenue	1,003	620	687	498

Total revenue	13,249	13,377	11,102	10,230
Gross profit	7,568	7,713	5,140	4,834
Contingent value rights revaluation	14	(16,464)	—	—
Net loss	(3,353)	(21,764)	(6,604)	(6,982)
Basic and diluted income (loss) per common share	$(0.03)	$(0.17)	$(0.05)	$(0.05)

2005
Product revenue	$8,853	$11,005	$12,136	$11,474
Contract revenue	1,141	1,409	1,002	1,232

Total revenue	9,994	12,414	13,138	12,706
Gross profit	5,655	7,439	7,732	7,425
Contingent value rights revaluation	5,306	(4,062)	7,249	17,803
Net income (loss)	(7,360)	688	(9,611)	(21,303)
Basic and diluted income (loss) per common share	$(0.06)	$—	$(0.08)	$(0.17)

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included under Item 8.

Item 9B. Other Information

None.

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

The other information required by this item is incorporated by reference to the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2007 annual meeting.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information under the caption “Executive Compensation” to be contained in our 2007 proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” to be contained in our 2007 proxy statement.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information under the caption “Certain Transactions” to be contained in our 2007 proxy statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information under the captions “Independent Auditors’ Fees” and “Pre-Approval Policies and Procedures” to be contained in our 2007 proxy statement.

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

(a)(2) Financial Statement Schedule—The following schedule is filed as part of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004.

All other schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto included in Item 8 (“Financial Statements and Supplementary Data”).

(a)(3) Index to Exhibits—See (c) below.

(c) Exhibits

Exhibit Footnote	Exhibit Number
(12)	2.1	Agreement and Plan of Merger and Reorganization, dated as of May 28, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(13)	2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of October 18, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(9)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(9)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(16)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(26)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(9)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(9)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(9)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(9)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(9)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(4)	3.5	Bylaws, as currently in effect.

	4.1	Reference is made to Exhibits 3.1 through 3.5.

(26)	4.2	Specimen Stock Certificate.

Exhibit Footnote		Exhibit Number
(16)		4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

(1)		10.1	Office Lease by and between ViroLogic and Oyster Point Tech Center LLC dated as of May 25, 1999.

(1)		10.2	Office Lease by and between ViroLogic and Trammell Crow Northern California Development, Inc. dated as of November 23, 1999.

(1)		10.3	Loan and Security Agreement by and between ViroLogic and MMC/ GATX Partnership No. 1 dated as of January 30, 1998.

(1)	†	10.4	Employment Agreement by and between ViroLogic and William D. Young dated September 29, 1999.

(1)	†	10.5	2000 Employee Stock Purchase Plan and related offering documents.

(1)		10.6	Equipment Financing Agreement dated March 28, 2000 with Pentech Financial Services, Inc.

(2)	†	10.7	ViroLogic, Inc. 2000 Equity Incentive Plan, as amended.

(3)	†	10.8	Form of Executive Severance Benefits Agreement.

(3)		10.9	Master Lease Agreement dated September 14, 2000 by and between ViroLogic, Inc. and General Electric Capital Corporation.

(4)		10.10	Equipment Financing Agreement by and between ViroLogic and De Lage Landen Financial Services, Inc. dated as of January 29, 2001.

(5)		10.11	Equipment Schedule No. 4 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(5)		10.12	Sublease by and between ViroLogic, Inc. and Raven Biotechnologies, Inc.

(1)	†	10.13	Form of Indemnity Agreement between the Company and its directors and officers.

(1)	†	10.14	Form of Stock Option Agreement under the 2000 Equity Incentive Plan for options granted prior to May 1, 2000.

(1)	†	10.15	Form of Stock Option Agreement Pursuant to the 2000 Equity Incentive Plan for options granted after May 1, 2000.

(10)		10.16	Equipment Schedule No. 5 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(6)		10.17	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.

(7)		10.18	Sublease, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.

(8)		10.19	Form of Stock Purchase Warrant issued to purchasers of Series C Preferred Stock.

(8)		10.20	Form of Stock Purchase Warrant issued to purchasers of Series B Preferred Stock.

(11)		10.21	First Amendment to Sublease, dated as of August 21, 2003, by and between diaDexus, Inc and ViroLogic, Inc.

(14)		10.22	Lease Termination Agreement, dated as of March 22, 2004, by and between Britannia Pointe Grand Limited Partnership and ViroLogic, Inc.

Exhibit Footnote		Exhibit Number
(15)		10.23	Second Amendment to Sublease, dated as of October 1, 2004, between diaDexus, Inc and ViroLogic, Inc.

(18)	†	10.24	ViroLogic, Inc. 2004 Equity Incentive Plan.

(13)		10.25	Registration Rights Agreement, dated as of October 18, 2004, by and among ViroLogic, Inc. and certain entities affiliated with Tang Capital Partners, L.P. and Perry Corp.

(17)	†	10.26	Form of Option Agreement under the ViroLogic, Inc. 2004 Equity Incentive Plan.

(20)		10.27	Lease Agreement, dated March 1, 1999, between ACLARA BioSciences, Inc. and The Pear Avenue Group.

(21)	†	10.28	Form of Change of Control Agreement between ACLARA BioSciences, Inc. and Alfred Merriweather.

(22)	†	10.29	Employment Letter Agreement, dated April 11, 2003, between ACLARA BioSciences, Inc and Michael J. Dunn.

(22)	†	10.30	Severance Agreement, dated April 11, 2003, between ACLARA BioSciences, Inc. and Michael J. Dunn.

(20)	†	10.31	ACLARA BioSciences, Inc. Amended and Restated 1997 Stock Plan.

(23)	†	10.32	ACLARA BioSciences, Inc. NQ03 Stock Plan Non-Statutory Stock Option Agreement.

(24)	†	10.33	Form of Amendment to Stock Option Agreement between ACLARA BioSciences, Inc. and each of Alfred Merriweather and Michael Dunn.

(27)	†	10.34	ViroLogic, Inc. 2005 Bonus Plan Description.

(27)	†	10.35	ViroLogic, Inc. Non-Employee Director Cash Compensation Arrangements.

(28)	*	10.36	Referral Testing Agreement, between Monogram Biosciences, Inc. and Quest Diagnostics Incorporated, dated October 1, 2005.

(29)		10.37	Confidential Separation and Release Agreement between Monogram Biosciences, Inc. and Sharat Singh dated September 28, 2005.

(30)		10.38	Note Purchase Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(30)		10.39	Monogram Biosciences, Inc. 3.0% Senior Secured Convertible Note Due May 19, 2010, issued to Pfizer Inc.

(30)		10.40	Note Security Agreement, dated May 5, 2006, by and between Monogram Biosciences, Inc. and Pfizer, Inc.

(31)		10.41	Collaboration Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(31)	*	10.42	Collaboration Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(32)		10.43	Credit and Security Agreement, dated September 29, 2006, by and between Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. and Monogram Biosciences, Inc.

	†	10.44	Monogram Non-Qualified Deferred Compensation Plan, effective January 1, 2007.

Exhibit Footnote	Exhibit Number
	23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

	23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

	24.1	Power of Attorney is contained on the signature page.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

†	Indicates management or compensatory plan or arrangement.
(*)	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.
(1)	Filed as an exhibit to our Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.
(2)	Filed as an exhibit to our Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on November 25, 2002 and incorporated herein by reference.
(9)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003 and incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on June 1, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2004 and incorporated herein by reference.
(14)	Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on November 4, 2004 and incorporated herein by reference.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.

(17)	Filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2004 and incorporated herein by reference.
(18)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-121437) filed on December 20, 2004 and incorporated herein by reference.
(19)	Filed as an exhibit to our Registration Statement on Form S-4 (No. 333-120211) and incorporated herein by reference.
(20)	Filed as an exhibit to ACLARA BioSciences, Inc. Registration Statement on Form S-1 (No. 333-95107) or amendments thereto and incorporated herein by reference.
(21)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(22)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
(23)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(24)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004 and incorporated herein by reference.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.
(27)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005 and incorporated herein by reference.
(28)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
(29)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.
(30)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-135096) filed on June 16, 2006 and incorporated herein by reference.
(31)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.
(32)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Monogram Biosciences, Inc.

By:	/S/ WILLIAM D. YOUNG
William D. Young Chief Executive Officer

Date: March 9, 2007

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

Signatures	Title	Date

/S/ WILLIAM D. YOUNG William D. Young	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2007

/s/ ALFRED G. MERRIWEATHER Alfred G. Merriweather	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2007

/s/ THOMAS R. BARUCH Thomas R. Baruch	Director	March 9, 2007

/s/ EDMON JENNINGS Edmon Jennings	Director	March 9, 2007

/s/ WILLIAM JENKINS, M.D. William Jenkins, M.D.	Director	March 9, 2007

/s/ CRISTINA H. KEPNER Cristina H. Kepner	Director	March 9, 2007

/s/ DAVID H. PERSING M.D., PH.D. David H. Persing, M.D., Ph.D.	Director	March 9, 2007

John D. Mendlein, Ph.D., J.D.	Director

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

Classification	Balance at Beginning of Period	Additions Charged to Operating Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2006	$1,044	$357	$(436)	$965
Year ended December 31, 2005	$595	$826	$(377)	$1,044
Year ended December 31, 2004	$643	$319	$(367)	$595

S-1

EXHIBIT INDEX

Exhibit Footnote		Exhibit Number
(12)		2.1	Agreement and Plan of Merger and Reorganization, dated as of May 28, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(13)		2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of October 18, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(9)		3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(9)		3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(16)		3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(26)		3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(9)		3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(9)		3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(9)		3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(9)		3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(9)		3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(4)		3.5	Bylaws, as currently in effect.

		4.1	Reference is made to Exhibits 3.1 through 3.5.

(26)		4.2	Specimen Stock Certificate.

(16)		4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

(1)		10.1	Office Lease by and between ViroLogic and Oyster Point Tech Center LLC dated as of May 25, 1999.

(1)		10.2	Office Lease by and between ViroLogic and Trammell Crow Northern California Development, Inc. dated as of November 23, 1999.

(1)		10.3	Loan and Security Agreement by and between ViroLogic and MMC/ GATX Partnership No. 1 dated as of January 30, 1998.

(1)	†	10.4	Employment Agreement by and between ViroLogic and William D. Young dated September 29, 1999.

(1)	†	10.5	2000 Employee Stock Purchase Plan and related offering documents.

(1)		10.6	Equipment Financing Agreement dated March 28, 2000 with Pentech Financial Services, Inc.

(2)	†	10.7	ViroLogic, Inc. 2000 Equity Incentive Plan, as amended.

Exhibit Footnote		Exhibit Number
(3)	†	10.8	Form of Executive Severance Benefits Agreement.

(3)		10.9	Master Lease Agreement dated September 14, 2000 by and between ViroLogic, Inc. and General Electric Capital Corporation.

(4)		10.10	Equipment Financing Agreement by and between ViroLogic and De Lage Landen Financial Services, Inc. dated as of January 29, 2001.

(5)		10.11	Equipment Schedule No. 4 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(5)		10.12	Sublease by and between ViroLogic, Inc. and Raven Biotechnologies, Inc.

(1)	†	10.13	Form of Indemnity Agreement between the Company and its directors and officers.

(1)	†	10.14	Form of Stock Option Agreement under the 2000 Equity Incentive Plan for options granted prior to May 1, 2000.

(1)	†	10.15	Form of Stock Option Agreement Pursuant to the 2000 Equity Incentive Plan for options granted after May 1, 2000.

(10)		10.16	Equipment Schedule No. 5 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(6)		10.17	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.

(7)		10.18	Sublease, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.

(8)		10.19	Form of Stock Purchase Warrant issued to purchasers of Series C Preferred Stock.

(8)		10.20	Form of Stock Purchase Warrant issued to purchasers of Series B Preferred Stock.

(11)		10.21	First Amendment to Sublease, dated as of August 21, 2003, by and between diaDexus, Inc and ViroLogic, Inc.

(14)		10.22	Lease Termination Agreement, dated as of March 22, 2004, by and between Britannia Pointe Grand Limited Partnership and ViroLogic, Inc.

(15)		10.23	Second Amendment to Sublease, dated as of October 1, 2004, between diaDexus, Inc and ViroLogic, Inc.

(18)	†	10.24	ViroLogic, Inc. 2004 Equity Incentive Plan.

(13)		10.25	Registration Rights Agreement, dated as of October 18, 2004, by and among ViroLogic, Inc. and certain entities affiliated with Tang Capital Partners, L.P. and Perry Corp.

(17)	†	10.26	Form of Option Agreement under the ViroLogic, Inc. 2004 Equity Incentive Plan.

(20)		10.27	Lease Agreement, dated March 1, 1999, between ACLARA BioSciences, Inc. and The Pear Avenue Group.

(21)	†	10.28	Form of Change of Control Agreement between ACLARA BioSciences, Inc. and Alfred Merriweather.

(22)	†	10.29	Employment Letter Agreement, dated April 11, 2003, between ACLARA BioSciences, Inc and Michael J. Dunn.

(22)	†	10.30	Severance Agreement, dated April 11, 2003, between ACLARA BioSciences, Inc. and Michael J. Dunn.

(20)	†	10.31	ACLARA BioSciences, Inc. Amended and Restated 1997 Stock Plan.

(23)	†	10.32	ACLARA BioSciences, Inc. NQ03 Stock Plan Non-Statutory Stock Option Agreement.

Exhibit Footnote		Exhibit Number
(24)	†	10.33	Form of Amendment to Stock Option Agreement between ACLARA BioSciences, Inc. and each of Alfred Merriweather and Michael Dunn.

(27)	†	10.34	ViroLogic, Inc. 2005 Bonus Plan Description.

(27)	†	10.35	ViroLogic, Inc. Non-Employee Director Cash Compensation Arrangements.

(28)	*	10.36	Referral Testing Agreement, between Monogram Biosciences, Inc. and Quest Diagnostics Incorporated, dated October 1, 2005.

(29)		10.37	Confidential Separation and Release Agreement between Monogram Biosciences, Inc. and Sharat Singh dated September 28, 2005.

(30)		10.38	Note Purchase Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(30)		10.39	Monogram Biosciences, Inc. 3.0% Senior Secured Convertible Note Due May 19, 2010, issued to Pfizer Inc.

(30)		10.40	Note Security Agreement, dated May 5, 2006, by and between Monogram Biosciences, Inc. and Pfizer, Inc.

(31)		10.41	Collaboration Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(31)	*	10.42	Collaboration Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(32)		10.43	Credit and Security Agreement, dated September 29, 2006, by and between Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. and Monogram Biosciences, Inc.

	†	10.44	Monogram Non-Qualified Deferred Compensation Plan, effective January 1, 2007.

		23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

		23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

		24.1	Power of Attorney is contained on the signature page.

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

		32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

†	Indicates management or compensatory plan or arrangement.
(*)	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.
(1)	Filed as an exhibit to our Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.
(2)	Filed as an exhibit to our Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on November 25, 2002 and incorporated herein by reference.
(9)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003 and incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on June 1, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2004 and incorporated herein by reference.
(14)	Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on November 4, 2004 and incorporated herein by reference.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2004 and incorporated herein by reference.
(18)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-121437) filed on December 20, 2004 and incorporated herein by reference.
(19)	Filed as an exhibit to our Registration Statement on Form S-4 (No. 333-120211) and incorporated herein by reference.
(20)	Filed as an exhibit to ACLARA BioSciences, Inc. Registration Statement on Form S-1 (No. 333-95107) or amendments thereto and incorporated herein by reference.
(21)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(22)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
(23)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(24)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004 and incorporated herein by reference.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.
(27)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005 and incorporated herein by reference.
(28)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(29)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.
(30)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-135096) filed on June 16, 2006 and incorporated herein by reference.
(31)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.
(32)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.