Form 10-K/A
period 2006-12-31
Monogram Biosciences, Inc.
filed 2007-04-30
CIK 1094961

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2006 was $128,971,880.*

The number of shares outstanding of the Registrant’s Common Stock was 131,928,766 as of April 19, 2007.

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

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on March 9, 2007 (the “Report”), and is being filed solely to replace Part III, Item 10 through Item 14. The reference on the cover of the Report to the incorporation by reference of the Registrant’s Definitive Proxy Statement into Part III of the Report is hereby amended to delete that reference. Except as otherwise stated herein, no other information contained in the Report has been updated by this Amendment No. 1.

MONOGRAM BIOSCIENCES, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Amendment No. 1

This Amendment No. 1 contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding development and commercialization of our proposed products and services and the possible growth of our business into new markets. These statements, which sometimes include words such as “expect,” “goal,” “may,” “anticipate,” “should,” “continue,” or “will,” reflect our expectations and assumptions as of the date of this Amendment No. 1 based on currently available operating, financial and competitive information. Actual results could differ materially from those in the forward-looking statements as a result of a number of factors, including our ability to successfully complete the development and clinical validation of eTag assays and commercialize these assays for guiding treatment of cancer patients, the potential role of our assays in the development and use of new classes of HIV drugs such as CCR5 inhibitors, the market acceptance of our products, the effectiveness of competitive products, new products and technological approaches, the risks associated with our dependence on patents and proprietary rights, the possible infringement of the intellectual property rights of others, and our ability to raise additional capital if needed. These factors and others are more fully described in “Risk Factors” and elsewhere in this Form 10-K. We assume no obligation to update any forward-looking statements. These factors and others are more fully described in “Risk Factors” and elsewhere in our Report, as amended. We assume no obligation to update any forward-looking statements.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information about our directors and executive officers as of March 1, 2007:

Name	Age	Position
William D. Young	62	Chairman of the Board, Chief Executive Officer and Director
Thomas R. Baruch, J.D.	68	Director
William Jenkins, M.D.	59	Director
Edmon R. Jennings	59	Director
Cristina H. Kepner	60	Director
John D. Mendlein, J.D., Ph.D.	47	Director
David H. Persing, M.D., Ph.D.	51	Director
Michael P. Bates, M.D.	49	Vice President, Clinical Research
Tien T. Bui	42	Vice President, Medical Affairs
Michael J. Dunn	51	Chief Business Officer
Kathy L. Hibbs	43	Senior Vice President, General Counsel
Kenneth N. Hitchner	52	Vice President, Pharmaceutical Collaborations
Alfred G. Merriweather	53	Senior Vice President, Finance and Chief Financial Officer
Christos J. Petropoulos, Ph. D.	53	Vice President, Research and Development and Chief Scientific Officer
William J. Welch	45	Senior Vice President and Chief Commercial Officer
Jeannette Whitcomb, Ph.D.	46	Vice President, Operations
Patricia Wray	50	Vice President, Human Resources

William D. Young has served as our Chief Executive Officer since November 1999 and has served as the Chairman of the Board since May 1999. From March 1997 to October 1999, Mr. Young was Chief Operating Officer at Genentech, Inc., a biotechnology company. As COO at Genentech, Mr. Young was responsible for all of the company’s development, operations and commercial functions. Mr. Young joined Genentech in 1980 as Director of Manufacturing and Process Sciences and held various executive positions prior to becoming COO. Prior to joining Genentech, Mr. Young was employed by Eli Lilly and Company for 14 years. Mr. Young is a member of the board of directors of Biogen IDEC, Inc. and Theravance, Inc. He received his bachelor’s degree in chemical engineering from Purdue University, his M.B.A. from Indiana University and an honorary Doctorate in Engineering from Purdue University. He was elected to the National Academy of Engineering, USA, in 1993.

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

William Jenkins, M.D. has served as a director since September 2000. Dr. Jenkins has been a consultant and advisor to pharmaceutical companies and investment and venture capital firms in the health sector since 1999. From 1992 to 1999, he served as Head of Clinical Development and Regulatory Affairs for Ciba-Geigy, and later for post-merger Novartis Pharma AG. Prior to that, Dr. Jenkins was head of worldwide clinical research at Glaxo and a Deputy Head in the U.K. Drug Regulatory Agency. Dr. Jenkins is a member of the Board of Directors of BTG plc and Eurand Pharmaceutical Holdings B.V. Dr. Jenkins received his M.D. from Cambridge University and has a specialist accreditation in internal medicine and gastroenterology.

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

John D. Mendlein, J.D., Ph.D. has served as a director since December 2004. Dr. Mendlein was a member of ACLARA’s board of directors from April 2003 to December 2004. Dr. Mendlein has been Chairman and Chief Executive Officer of Adnexus Therapeutics Inc., a biotechnology company, since 2005. Prior to joining Compound Therapeutics, Dr. Mendlein served as Chairman and Chief Executive Officer of Affinium Pharmaceuticals, Inc., from 2000 until 2005. Prior to joining Affinium, Dr. Mendlein served as Chief Knowledge Officer, General Counsel and Senior Vice President, Intellectual Property of Aurora Biosciences Corporation, from 1996 until 2000. Dr. Mendlein holds a Ph.D. in physiology and biophysics from the University of California, Los Angeles and a J.D. degree from the University of California, Hastings College of Law.

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

Tien T. Bui joined Monogram as National Sales Director in November 2000, was named Vice President of Sales in September 2001 and became the Vice President of Sales and Marketing in November 2002 and was named Vice President of Medical Affairs in March 2006. Before joining Monogram, Ms. Bui was the Virology Sales Director for DuPont Pharmaceuticals’ Western Business Unit. In addition to her most recent sales management position at DuPont, she served DuPont and DuPont-Merck Pharmaceuticals for over 10 years, from 1990 to 2000, in various sales and marketing roles, including: physician and hospital sales; clinical development and education; healthcare policy and government affairs; and strategic market development. Ms. Bui received her bachelor’s degree in international business from San Francisco State University and also studied abroad at The University of Liege, Belgium.

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

Kathy L. Hibbs joined Monogram as Vice President, General Counsel in April 2001, and was promoted to Senior Vice President in February 2007. Prior to joining Monogram, Ms. Hibbs was Vice President and General Counsel for Multitude, Inc., an Internet telecommunications company, which filed a petition for bankruptcy in 2001. Prior to that, from 1996 to 2000, she served as Senior Corporate Counsel at Varian Medical Systems, Inc., a leading manufacturer of integrated cancer therapy systems. At Varian, she was responsible for numerous legal matters including regulatory compliance, employment law, litigation and SEC reporting. Before her employment with Varian, Ms. Hibbs worked as a litigator for two California law firms and dealt with various legal issues, including civil rights and securities law. She received her J.D. degree from the University of California, Hastings College of Law, and her bachelor’s degree in political science from the University of California, Riverside.

Kenneth N. Hitchner joined Monogram as Director of Project Management in May 1999 and was named Vice President of Pharmaceutical Collaborations in October 2003. From December 1997 to May 1999 Mr. Hitchner was the Director of Project Management at Gilead Sciences, a biopharmaceutical company. Prior to Gilead, he was with Genentech for fifteen years where he held a number of positions including the Director of Product Development and Global Project Leader. Mr. Hitchner received his bachelor’s degree in Zoology from DePauw University and a Masters Degree in Biology from San Francisco State University.

Alfred G. Merriweather has served as our Chief Financial Officer since our merger with ACLARA in December 2004, and was promoted to Senior Vice President in February 2007. From December 2001 to December 2004, Mr. Merriweather served as Vice President, Finance, Chief Financial Officer and Secretary of ACLARA BioSciences, Inc. From 1999 to 2001, he was Vice President and Chief Financial Officer for Citadon, Inc., a software company. From 1996 to 1999, Mr. Merriweather was Vice President of Finance and Chief Financial Officer of Symphonix Devices, Inc., a manufacturer of implantable medical devices. From 1993 to 1996, Mr. Merriweather was Senior Vice President of Finance and Chief Financial Officer of LipoMatrix, Inc., a medical device company based in Neuchatel, Switzerland. Prior to that, Mr. Merriweather was Vice President of Finance and Chief Financial Officer of Laserscope, a manufacturer of surgical laser systems. Mr. Merriweather holds a B.A. from The University of Cambridge, England.

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

Patricia Wray is the Vice President, Human Resources. She has overseen Monogram’s Human Resources function in a number of capacities since 1998, beginning as our Senior Director of Human Resources prior to being named our Vice President of Human Resources in November 1999. In February of 2003 Ms. Wray’s role was converted to a consultant to the Company. In September of 2004 she returned as the Senior Director until again being named our Vice President of Human Resources in September 2006. Prior to joining Monogram, Ms. Wray held a number of positions at Genentech including Director of Employee Relations and Training from 1989 to 1997. From 1981 to 1989, Ms. Wray worked as Employee Relations Manager at Hewlett Packard in both the Networking and Analytical Instrument Divisions. She received her Masters degree from Michigan State University, and a BS in Horticulture from University of Delaware.

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

To our knowledge, based solely on a review of copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The goal of our executive compensation program is to provide a structure of incentives and rewards that will drive behavior and performance in a way that builds long term value for our stockholders. In support of this goal we have implemented compensation and benefit programs that are designed to:

•	drive and reward performance

•	align the interests of management and stockholders

•	enable the recruitment and retention of high quality executives

•	provide fair and reasonable levels of compensation

We have implemented specific compensation elements to address these objectives. These have included base salary, equity participation and benefits and, for 2007, include a cash bonus plan. Some of these are short term in nature and others are more relevant as longer term incentives and rewards. Our goal is to have a blend of compensation elements that in the aggregate meet the objectives described above.

The compensation committee of our board of directors oversees our executive compensation arrangements, in accordance with a committee charter approved by the board of directors.

The programs described here relate to all of our executive officers, including the vice presidents and senior vice presidents who report directly to our chief executive officer, and to the chief executive officer himself. This includes those individuals who are identified as named executive officers.

Compensation Objectives

The following are the principal objectives of our compensation programs.

Performance – We strive to maintain a performance-oriented culture. Each of our compensation elements are designed to recognize the actual performance and the potential future performance of our executive officers. We expect all of our executive officers to perform to high standards of competence. We also expect them to set and achieve appropriate goals for their area of responsibility and for the company as a whole.

Alignment with stockholders – We seek to align ourselves with the interests of our stockholders. We do this by setting our goals based on the business milestones that we believe are most likely to drive long term stockholder value and by tying significant elements of executive compensation to our business success. Cash bonuses are designed to acknowledge short term goal accomplishment while over the long term, executive officers expect to benefit directly from increases in the value of our common stock through equity participation, primarily stock options.

Recruiting and Retention – Building an outstanding organization and delivering excellence in all aspects of our performance requires that we hire, and retain, high quality executives. We believe that an environment in which employees are able to have an enjoyable, challenging and rewarding work experience is critical to our ability to recruit and retain the right people. A critical aspect of that environment is the structure of incentives and rewards that are embedded in the compensation structure. We strive to keep this structure competitive so that qualified people are motivated to join our team and to stay at Monogram for long and successful careers.

Fair and Reasonable – We strive to make our compensation programs fair in two ways. First, we aim for fairness internally in relation to other executives and to other employees throughout the organization. Second, we seek fairness externally in relation to comparable positions in other companies. We also set compensation levels that are reasonable in terms of our overall financial and competitive condition as a company and that reflect the experience, skills and level of responsibility of the executive. We utilize the Radford Global Life Sciences Survey for companies nationwide with 150-499 employees to aid in benchmarking our cash compensation levels to outside market conditions.

Implementing our Objectives

Roles of the Compensation Committee and Management – The compensation committee of the board of directors operates under a board-approved charter. This charter specifies the principal responsibilities of the committee as follows: (i) to review and approve the overall compensation strategy (including performance goals, compensation plans, programs and policies, employment and similar agreements with executive officers); (ii) to determine the compensation and terms of employment of the chief executive officer and the other executive officers; (iii) to administer and to recommend adoption, change or termination of plans, including option plans, bonus plans, deferred compensation plans, pension plans and (iv) to establish appropriate insurance for the directors and officers. The committee consists of four directors, each of whom satisfies the independence requirements of the NASDAQ Global Market as well as applicable SEC and IRS regulations.

The performance of each of our executive officers is evaluated annually at the end of the calendar year. The chief executive officer’s performance is evaluated by the compensation committee and the performance of the other executive officers is evaluated by the chief executive officer and reviewed with the compensation committee. The factors taken into account in the evaluation of performance include: the extent to which pre-established goals were accomplished and the extent to which the executive demonstrated leadership, creativity, teamwork and commitment, and embodied our company values. Other factors that are considered in making compensation determinations are the experience, skill level and level of responsibility of the executive and competitive market conditions.

Equity Grant Practices –All options granted to executive officers must be approved by either the compensation committee or the board of directors. At the time of hire, options are granted effective on the employment start date for the executive. Generally, we assess all of our executive officers on an annual basis for potential additional stock option grants. These annual awards are approved by the compensation committee or by the board of directors. In 2005, 2006 and 2007, these awards were granted at the first regularly scheduled board meeting of the calendar year, on March 2, 2005, April 7, 2006 and March 29, 2007, respectively.

Elements Used to Achieve Compensation Objectives

Base Salary – In determining base salaries for our executive officers, we benchmark each of our executive positions using the Radford Global Life Sciences Survey for companies nationwide with 150-499 employees. We use the 50th percentile as a general benchmark for salary levels. However, many factors affect the determination of the salary level for individual executives, including performance, experience, skill, responsibilities and competitive market factors. In general, we seek to provide a fair, reasonable and competitive level of base salary.

Cash Bonus –While we believe that the provision of short-term cash incentives is important to aligning the interests of executive officers and stockholders, and to the rewarding of performance, we also take into account the overall financial situation of the company. At the beginning of 2006, we concluded that, because of the then potential impact of the contingent value rights on our cash position, it would be prudent to not implement a cash bonus plan for 2006. Accordingly, no bonus plan was implemented and no payments were made to our executive officers for 2006. However, for 2007, we have implemented a cash bonus plan that provides for the payment of cash bonuses based on the compensation committee’s assessment of our performance against specified revenue targets and other corporate goals for the year, as well as an assessment of individual performance for each executive. The chief executive officer is eligible for a total target bonus of up to 40% of base salary. The other executive officers are each eligible for a total target bonus of up to 30% of base salary. In determining these target bonus percentages we benchmarked our executives using the Radford Global Life Sciences Survey for companies nationwide with 150-499 employees, with the 50th percentile as a general target for potential bonus levels.

Equity Incentive – We utilize stock options as the primary method of equity participation for our executive officers. In the future we may consider using other forms of equity participation such as restricted stock grants. We determine option grants by reference to our own capitalization structure and to internally generated benchmarks that we have established to determine appropriate levels of stock option grants for our employees.

Benefits – We provide a competitive range of health and other benefit programs to our executive officers. These are provided on the same basis to executive officers and all employees. These include health and dental insurance, life and disability insurance, and a 401(k) plan under which certain matching contributions are made in company stock.

In addition to these benefit programs, we have implemented a non qualified deferred compensation plan, effective January 2007. Those eligible for this plan include members of the board of directors, the executive officers and certain other senior employees. Under this plan, individuals enrolled in the plan can, by election in advance, defer a portion of their total compensation on a pretax basis. There are no special perquisites or benefit programs made available exclusively to any of the executive officers, either individually or as a group.

Relocation – When necessary and appropriate, upon the hire of new executives, we may pay additional amounts in reimbursement of relocation costs and/or as additional compensation to assist with the high cost of housing in the San Francisco Bay Area.

Severance – Under provisions of our chief executive officer’s employment agreement, in the event of a termination of employment for reasons other than cause, he is entitled to receive salary payments and continuation of certain healthcare benefits for twelve months and full vesting of his outstanding stock options. None of our other executive officers have agreements providing for any severance payments, except as described below under “Change in Control.”

Change in Control – In the event of an actual or constructive termination of employment, other than for cause, within twelve months after a change of control of the company, our chief executive officer will receive the following termination benefits: continuation of salary and certain healthcare benefits for a period of twelve months and full vesting of outstanding stock options. In the event of an actual or constructive termination of employment, other than for cause, within three months before or twenty-four months after a change of control of the company, our other named executive officers will receive, in a lump sum payment, one year’s salary and full vesting of outstanding stock options.

Compensation of the Named Executive Officers in 2006

William D. Young, Chairman and Chief Executive Officer – Mr. Young’s base salary was set at $455,000 for 2006, reflecting the compensation committee’s assessment of his performance in leading the company and based on his experience, skills and leadership abilities. As a result of an assessment of the company’s cash position at the start of 2006, we did not implement a cash bonus plan for 2006 and no cash bonus was paid to Mr. Young for the year. At the time of our annual review of stock option grants, on April 7, 2006, Mr. Young was granted an option to purchase 300,000 shares of common stock at an exercise price of $1.62 per share. This option grant was considered appropriate by the compensation committee, taking into account Mr. Young’s performance, role, responsibilities and anticipated contributions to the company. This option vests in accordance with our normal vesting schedule which is 25% after twelve months and then in equal monthly increments over the remaining three years of a four year vesting term.

Alfred G. Merriweather, Senior Vice President and Chief Financial Officer; William Welch, Senior Vice President and Chief Commercial Officer; Christos Petropoulos, Vice President and Chief Scientific Officer; Kathy Hibbs, Senior Vice President and General Counsel – Base salary for the other named executive officers were set for 2006 at the following levels: Mr. Merriweather—$260,000; Mr. Welch—$283,000; Mr. Petropoulos—$273,000; and Ms. Hibbs—$260,000. These salary levels reflect the compensation committee’s concurrence with Mr. Young’s assessment of their performance in leading their functions and in contributing to the company’s overall progress. As a result of an assessment of the company’s cash position at the start of 2006, we did not implement a cash bonus plan for 2006 and no cash bonuses were paid to these executive officers for the year. At the time of our annual review of stock option grants, on April 7, 2006, the named executives were granted options to purchase the following number of shares of common stock at an exercise price of $1.62 per share: Mr. Merriweather—100,000; Mr. Welch—175,000; Mr. Petropoulos—100,000; and Ms. Hibbs—100,000. These option grants were considered appropriate by the compensation committee, taking into account the executives’ performance, roles, responsibilities and anticipated contributions to the company. These options vest in accordance with our normal vesting schedule which is 25% after twelve months and then in equal monthly increments over the remaining three years of a four year vesting term.

In addition, in accordance with our agreement with Mr. Welch at the time of his recruitment to be our chief commercial officer and his relocation to the San Francisco Bay Area, we paid him mortgage assistance payments in 2006 of $60,000 and reimbursed relocation costs of $6,550.

SUMMARY COMPENSATION TABLE

The following table shows for the fiscal year ended December 31, 2006, compensation awarded to or paid to, or earned by, the Company’s Chief Executive Officer, Chief Financial Officer and its three other most highly compensated executive officers at December 31, 2006 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE FOR FISCAL 2006

Name and Principal Position	Year	Salary ($)	Option Awards (a) ($)	All Other Compensation ($)		Total ($)
William D. Young Chairman of the Board and Chief Executive Officer	2006	$454,519	$1,123,228	$4,914	(b)	$1,582,661

Alfred G. Merriweather Senior VP , Finance and Chief Financial Officer	2006	$259,615	$210,719	$4,901	(c)	$475,235

Christos J. Petropoulos, PhD VP, Research and Development	2006	$272,846	$383,458	$250	(d)	$656,554

William J. Welch Sr. VP and Chief Commercial Officer	2006	$282,846	$271,134	$70,214	(e)	$624,194

Kathy L. Hibbs Senior VP, General Counsel	2006	$259,712	$222,157	$3,664	(f)	$485,533

Note:

(a)	Represents the compensation expense related to all outstanding options that we recognized for the year ended December 31, 2006 under Statement of Financial Accounting Standards No. 123R (SFAS123R), adjusted to exclude estimates of forfeitures. This expense is determined by computing the fair value of each option on the grant date in accordance with SFAS 123R and recognizing that amount as expense ratably over the option vesting term and accordingly includes the portion of options granted in previous years, that vested in 2006.
(b)	Consists of $4,914 of matching payments under our 401(k) plan in the form of shares of our common stock.
(c)	Consists of $4,648 of matching payments under our 401(k) plan in the form of shares of our common stock and $253 of reimbursement of health club fees in accordance with a benefit program available to all employees.
(d)	Consists of reimbursement of health club fees in accordance with a benefit program available to all employees.

(e)	Consists of $3,664 of matching payments under our 401(k) plan in the form of shares of our common stock, $6,550 in moving costs and $60,000 in mortgage assistance payments, both related to Mr. Welch’s relocation to the San Francisco Bay Area.
(f)	Consists of $3,664 of matching payments under our 401(k) plan in the form of shares of our common stock.

GRANTS OF PLAN-BASED AWARDS

The following table shows for the fiscal year ended December 31, 2006, certain information regarding grants of plan-based awards to the Named Executive Officers:

GRANT OF PLAN-BASED AWARDS IN FISCAL 2006

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
William D. Young	4/7/2006	300,000	$1.62	$353,640
Alfred G. Merriweather	4/7/2006	100,000	$1.62	$117,880
Christos J. Petropoulos, PhD	4/7/2006	100,000	$1.62	$117,880
William J. Welch	4/7/2006	175,000	$1.62	$206,290
Kathy L. Hibbs	4/7/2006	100,000	$1.62	$117,880

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR –END.

The following table shows for the fiscal year ended December 31, 2006, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
William D. Young	721,875	928,125	$2.28		3/2/2013
	—	300,000	$1.62		4/7/2014
	150,000	—	$3.14		11/11/2009
	12,500	—	$5.40		11/9/2008
	500,000	—	$3.14		11/11/2009
	150,000	—	$6.00		2/1/2011
	65,000	—	$3.22		7/16/2011
	222,500	—	$2.57		2/21/2012
	262,500	37,500	$1.51		6/20/2013
	206,250	93,750	$3.00		3/17/2014

Alfred G. Merriweather	109,375	140,625	$2.28		3/2/2013
	—	100,000	$1.62		4/7/2014
	90,313	37,188	$1.88	(1)	2/6/2014
	190,364	22,136	$1.38	(1)	5/5/2013
	92,967	3	$1.24	(1)	1/6/2013
	170,000	—	$2.71	(1)	12/19/2011
	34,530	—	$1.24	(1)	1/6/2013

Christos J. Petropoulos	262,500	337,500	$2.28		3/2/2013
	—	100,000	$1.62		4/7/2014
	—	—	$0.32		8/19/2006
	7,500	—	$0.64		4/21/2007
	5,775	—	$5.40		3/30/2009
	24,331	—	$3.70		2/8/2010
	—	—	$0.32		9/16/2006
	35,000	—	$6.00		2/1/2010
	15,000	—	$3.22		7/16/2010
	56,250	—	$2.57		2/21/2012
	43,750	6,250	$1.51		6/20/2013

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
	51,562	23,438	$3.00	3/17/2014

William J. Welch	100,000	200,000	$2.44	8/29/2013
	—	175,000	$1.62	4/7/2014

Kathy L. Hibbs	131,250	168,750	$2.28	3/2/2013
	—	100,000	$1.62	4/7/2014
	85,000	—	$1.81	4/16/2011
	47,500	—	$2.57	2/21/2012
	43,750	6,250	$1.51	6/20/2013
	51,562	23,438	$3.00	3/17/2014

(1)	Upon exercise of these assumed ACLARA BioSciences, Inc. (“ACLARA”) stock options, Mr. Merriweather will be entitled to receive a payment of $0.88 per share as payment in lieu of receiving contingent value rights, or CVRs, issued to holders of ACLARA common stock in connection with the Company’s merger with ACLARA in December 2004.

OPTION EXERCISES AND STOCK VESTED

There were no option exercises in the fiscal year ended December 31, 2006 by the Named Executive Officers and no stock bonus awards held by Named Executive Officers vested in the fiscal year ended December 31, 2006.

EMPLOYMENT, SEVERANCE AND CHANGE OF CONTROL AGREEMENTS

William D. Young

We have an agreement with William D. Young governing his employment as our Chief Executive Officer. This employment agreement provides for an initial base salary of $300,000 per year, plus a yearly incentive bonus as part of our bonus program based on objectives established by the Board of Directors after consultation with Mr. Young, plus a yearly special bonus of between $50,000 and $100,000, grossed up for tax purposes. In addition, the agreement contains a non-solicitation agreement. Mr. Young recommended that his salary be reduced as part of the November 2002 business restructuring. The Compensation Committee of the Board of Directors determined, and Mr. Young agreed, that Mr. Young’s base salary would be reduced by $50,000 to $280,000 beginning in November 2002 and that no bonuses would be paid for services performed by Mr. Young during 2002 or 2003 pursuant to this agreement. In addition, Mr. Young has waived the bonus described in the Employment Agreement for years after 2003.

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

Our agreement with Mr. Young specifies that Mr. Young’s employment is at-will. If we terminate his employment for any reason other than for cause, including in the context of a change of control, however, or if his employment is terminated as a result of death or permanent disability, we have also agreed to continue to pay him, or his estate, his base salary, at the level in effect at the time of termination, for an additional 12 months.

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

POTENTIAL PAYOUTS UPON TERMINATION OR CHANGE IN CONTROL

The table below shows the potential payments and benefits to which each Named Executive Officer would be entitled under the executive severance benefits agreements and stock option acceleration provisions described above and, in the case of Mr. Young, his employment agreement. The amounts shown in the table assume that termination was effective as of December 31, 2006 and that all eligibility requirements under the executive severance benefits agreements or applicable employment agreement were met.

		Termination without Cause or Constructively Terminated
Name	Benefits	Within the Context of Change in Control	Outside the Context of Change in Control
William D. Young	Cash severance	$455,000	$455,000
	Cash bonus	—	—
	Medical benefits	12,992	12,992
	Stock option vesting acceleration (1)	38,690	38,690
	Total	$506,682	$506,682

Alfred G. Merriweather	Cash severance	$260,000	—
	Cash bonus	—	—
	Medical benefits	—	—
	Stock option vesting acceleration (1)	10,978	—
	Total	$270,978	—

Christos J. Petropoulos, PhD	Cash severance	$273,000	—
	Cash bonus	—	—
	Medical benefits	—	—
	Stock option vesting acceleration (1)	13,234	—
	Total	$286,234	—

William J. Welch	Cash severance	$283,000	—
	Cash bonus	—	—
	Medical benefits	—	—
	Stock option vesting acceleration (1)	16,240	—
	Total	$299,240	—

Kathy L. Hibbs	Cash severance	$260,000	—
	Cash bonus	—	—
	Medical benefits	—	—
	Stock option vesting acceleration	10,551	—
	Total	$270,551	—

(1)	Represents the value of the portion of the stock option that is assumed to be accelerated, calculated using a Black-Scholes option valuation method.

DIRECTOR COMPENSATION

The following table shows for the fiscal year ended December 31, 2006 certain information with respect to the compensation of all non-employee directors of the Company:

DIRECTOR COMPENSATION FOR FISCAL 2006

Name	Fees Earned or Paid in Cash (a) ($)	Option Awards (b) ($)	Total ($)
Thomas Baruch	$21,250	$24,083	$45,333
William Jenkins	$30,250	$24,083	$54,333
Edmon Jennings	$25,250	$24,083	$49,333
Cristina Kepner	$26,250	$24,083	$50,333
John Mendlein	$22,250	$24,083	$46,333
David H. Persing	$21,250	$24,083	$45,333

Note:

(a)	Represents retainer, committee and meeting fees.
(b)	Represents the compensation expense related to all outstanding options that we recognized for the year ended December 31, 2006 under Statement of Financial Accounting Standards No. 123R (SFAS123R), adjusted to exclude estimates of forfeitures. This expense is determined by computing the fair value of each option on the grant date in accordance with SFAS 123R and recognizing that amount as expense ratably over the option vesting term and accordingly includes the portion of 2005 and 2006 options granted in previous years, that vested in 2006. The grant date fair value of options granted to directors in 2006 and 2005 was $23,576 and $32,960, respectively, for each director.

Each of our non-employee directors received an annual retainer of $15,000 in 2006, paid in equal quarterly installments. In addition, in 2006 each non-employee director received a fee of $1,500 for each Board of Directors meeting attended in person ($2,500 for directors resident outside of the U.S.), a fee of $500 for each Board of Directors meeting attended by phone and a fee of $500 for each committee meeting attended by committee members. In the fiscal year ended December 31, 2006, the total cash compensation paid to non-employee directors was $146,500. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with our policy. In 2007, the Board of Directors increased the cash compensation payable to our non-employee directors. In 2007, each of the non-employee directors shall receive an annual retainer of $20,000, paid in equal quarterly installments, a fee of $2,000 for each Board of Directors meeting attended in person, a fee of $500 for each Board of Directors meeting attended by phone and a fee of $500 for each committee meeting attended by committee members. In addition, the chair of the Audit Committee will receive an annual retainer of $10,000 and the chair of the Compensation Committee will receive an annual retainer of $5,000.

All of our directors are eligible to participate in our 2004 Equity Incentive Plan, or the 2004 Plan. Option grants to non-employee directors are discretionary. However, the Board of Directors has adopted a policy pursuant to which it makes initial grants of stock options to new non-employee directors at their time of election to the Board of Directors, and, on an annual basis, grants stock options to its continuing non-employee directors. During the fiscal year ended December 31, 2006, we granted each of our six continuing non-employee directors options to purchase 20,000 shares of common stock. These options vest monthly over a one-year period; provided that the vesting may accelerate and all shares subject to the options may become immediately exercisable in the event of a change in control of us.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2006, the following non-employee directors served as members of the Compensation Committee: William Jenkins (Chair), Cristina H. Kepner, John D. Mendlein, and David H. Persing. During that fiscal year, none of our executive officers served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis

(“CD&A”) contained in this Amendment No. 1 to Annual Report on Form 10-K/A. Based on this review and discussion, the Compensation Committee has recommended to the Board of directors that the CD&A be included in this Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006.

William Jenkins (Chair)
Cristina H. Kepner,
John D. Mendlein
David H. Persing

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of March 1, 2007 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

Beneficial ownership is determined according to the rules of the Securities and Exchange Commission, and generally means that a person has beneficial ownership of a security and warrants if he or she possesses sole or shared voting or investment power of that security, and includes options and warrants that are currently exercisable or exercisable within 60 days of March 1, 2007. Some of the information with respect to beneficial ownership has been furnished to us by each director, officer or 5% or more stockholder, as the case may be. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on the information each of them has given us, have sole investment and voting power with respect to their shares, except where community property laws may apply.

This table lists applicable percentage ownership based on 131,742,340 shares of common stock outstanding as of March 1, 2007. Options and warrants to purchase shares of the common stock that are exercisable within 60 days of March 1, 2007, are deemed to be beneficially owned by the persons holding these options and warrants for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage. Shares underlying options, warrants and convertible securities that are deemed beneficially owned are listed in this table separately in the column labeled “Shares Subject to Options, Warrants and Convertible Securities.” These shares are included in the number of shares listed in the column labeled “Total Number.”

	Shares Beneficially Owned (1)
Name of Beneficial Owner	Total Number	Shares Subject to Options, Warrants and Convertible Securities	Percent of Class Beneficially Owned
5% Stockholders

Perry Corp. (2)	16,086,423	—	12.21%
Entities affiliated with Stephens Investment Management LLC (3)	10,101,122	—	7.67%
Federated Investors, Inc. (4)	23,441,600	—	17.79%
Kenneth F. Siebel (5)	7,332,000	—	5.57%
Pfizer, Inc. (6)	12,274,296	9,242,828	8.71%
Highbridge International LLC (7)	11,904,761	11,904,761	8.29%

Directors and Executive Officers
William D. Young (8)	2,805,139	2,553,125	2.09%
Alfred G. Merriweather (9)	784,639	761,718	*
Christos J. Petropoulos, Ph.D. (10)	642,453	579,584	*
Kathy L. Hibbs (11)	439,286	419,478	*
William J. Welch (12)	173,448	168,750	*
Cristina H. Kepner	185,850	125,000	*
David H. Persing, M.D., Ph.D.	135,000	125,000	*
William Jenkins, M.D.	125,000	125,000	*
Edmon R. Jennings	116,100	115,000	*
Thomas R. Baruch, J.D. (13)	523,544	121,600	*

John D. Mendlein, J.D., Ph.D.	172,600	172,600	*
All directors and executive officers as a group (17 persons)	8,712,365	7,564,110	6.56%

*	Less than one percent.
(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated, the address of each person in this table is c/o Monogram, Inc., 345 Oyster Point Boulevard, South San Francisco, California 94080.
(2)	These shares are held for the accounts of two or more private investment funds for which Perry Corp. acts as general partner and/or investment advisor. The business address for Perry Corp. is 767 Fifth Avenue, New York, NY 10153. This information is based solely on a Schedule 13G/A filed with the SEC on April 10, 2007.
(3)	Stephens Investment Management LLC, as general partner and investment manager of certain client accounts, may be deemed to have the power to direct the voting or disposition of the Company’s common stock held by such accounts. Therefore, Stephens Investment Management LLC, as those accounts’ general partner and investment manager, and Paul Stephens, Brad Stephens and Bart Stephens, as managing members and owners of Stephens Investment Management LLC, may be deemed to beneficially own the common stock owned by those accounts. Paul Stephens holds 534,462 of the Company’s common stock personally. The business address for Stephens Investment Management LLC is One Sansome Street, Suite 2900, San Francisco, CA 94104. This information is based solely on a Schedules 13G filed with the SEC on February 12, 2007.
(4)	The business address for Federated Investors, Inc. is Federated Investor Tower, Pittsburgh, PA 15222-3779. This information is based solely on a Schedule 13G/A filed with the SEC on February 13, 2007.
(5)

The shares include shares beneficially owned directly and indirectly by Mr. Siebel, including shares of the Company’s common stock beneficially owned by Private Wealth Partners LLC, a California limited liability company and a registered investment adviser (“IA”). Mr. Siebel controls IA by virtue of Mr. Siebel’s position as a majority managing member of IA. IA acts as an investment advisor to PWP Partnership Fund, LLC and manages discretionary client accounts that include shares of the Company’s common stock. The business address for Kenneth F. Siebel is 80 E. Sir Francis Drake Blvd., 4th Fl., Larkspur, CA 94939. This information is based solely on a Schedule 13G filed with the SEC on February 20, 2007.

(6)	The total number of shares beneficially owned represents 9,242,828 shares of common stock that are initially issuable upon conversion of the Amended and Restated 3.0% Senior Secured Convertible Note due May 19, 2010, issued by the Company to Pfizer, Inc. on May 5, 2006 and amended and restated in January of 2007, at $2.7048 per share, 422,773 shares of common stock issued in connection with quarterly interest payments on the Note, and 2,608,695 shares of common stock owned by Pfizer Overseas Pharmaceuticals, a wholly-owned subsidiary of Pfizer, Inc. The information regarding the Pfizer Overseas Pharmaceuticals shares is based solely on a Schedule 13D/A filed with the SEC on February 11, 2005. The business address for Pfizer Inc. and Pfizer Overseas Pharmaceuticals is 235 East 42nd Street, New York, New York 10017.
(7)	These shares are issuable upon conversion of a 0% Senior Unsecured Note issued by the Company to Highbridge International, LLC on January 12, 2007. Pursuant to the terms of an Indenture, dated January 12, 2007, up to 1,347,000 additional shares may be issued upon conversion of the 0% Senior Unsecured Note upon certain change of control events.
(8)	Total number of shares beneficially owned includes 9,366 shares that are held in trust by the Company’s 401(k) plan as part of matching contributions in the form of common stock.
(9)	Total number of shares beneficially owned includes 3,993 shares that are held in trust by the Company’s 401(k) plan as part of matching contributions in the form of common stock.
(10)	Total number of shares beneficially owned includes 6,464 shares that are held in trust by the Company’s 401(k) plan as part of matching contributions in the form of common stock.
(11)	Total number of shares beneficially owned includes 8,132 shares that are held in trust by the Company’s 401(k) plan as part of matching contributions in the form of common stock.
(12)	Total number of shares beneficially owned includes 2,059 shares that are held in trust by the Company’s 401(k) plan as part of matching contributions in the form of common stock.
(13)	Total number of shares beneficially owned includes 289,514 shares held by CMEA Life Sciences Fund L.P. Mr. Baruch has shared voting and investment power over these shares as a General Partner of CMEA Life Sciences Fund L.P.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2006 regarding our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	18,711,060		$1.49	3,063,992
Equity compensation plans not approved by security holders	500,000	(1)	$3.14	—
Total	19,211,060		$2.39	3,063,992

(1)    Consists of non-statutory stock options granted to William D. Young outside of the Company’s 2000 Equity Incentive Plan pursuant to the terms of an employment agreement between Mr. Young and the Company described in Item 11 above under “Employment, Severance and Change of Control Agreements.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

INDEPENDENCE OF THE BOARD OF DIRECTORS

As required under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of the Nasdaq, as in effect time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following 6 directors are independent directors within the meaning of the applicable NASDAQ listing standards: Thomas Baruch, William Jenkins, Edmon Jennings, Cristina Kepner, John Mendlein, and David H. Persing. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company. William Young, the Chief Executive Officer of the Company, is not an independent director by virtue of his employment with the Company.

TRANSACTIONS WITH RELATED PERSONS

Indemnity Agreements

We have entered into indemnity agreements with each of our officers and directors which provide, among other things, that we will indemnify those officers or directors, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of Monogram, and otherwise to the fullest extent permitted under Delaware law and the Company’s Bylaws. We also intend to enter into these agreements with our future directors and officers.

Merger with ACLARA BioSciences, Inc.

In connection with our December 2004 merger with ACLARA, we issued approximately 61.9 million shares of our common stock and approximately 61.9 million contingent value rights, or CVRs, to ACLARA stockholders. Thomas R. Baruch and John Mendlein, members of our Board of Directors, were directors of ACLARA prior to the merger. Alfred G. Merriweather and Michael J. Dunn were executive officers of ACLARA prior to the merger. In connection with the merger, each share of ACLARA common stock held by each of these former ACLARA directors and officers was exchanged for 1.7 shares of our common stock and 1.7 CVRs. In addition, options to acquire shares of ACLARA common stock held by these former ACLARA directors and officers were converted into options to acquire shares of our common stock and CVRs, at the same ratio. In June, 2006, each holder of a CVR became entitled to receive $0.88 per CVR.

RELATED-PERSON TRANSACTIONS POLICY AND PROCEDURES

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related-person transactions, including the Sarbanes-Oxley Act of 2002 and the Nasdaq listing standards. A related-person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons. Under its charter, our Audit Committee is charged with reviewing and approving all related-person transactions, as required by the Nasdaq rules. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The Company has not yet adopted a written related-person transactions policy.

Item 14.	Principal Accounting Fees and Services

AUDIT FEES

Fees for audit services provided by PricewaterhouseCoopers LLP during 2006 totaled $0.85 million. Fees for audit services provided in 2005 were $0.59 million, of which $0.39 million was for services provided by Ernst & Young LLP and $0.20 million was for services provided by PricewaterhouseCoopers LLP. The fees for audit services included fees associated with the annual audit of the financial statements included in our Annual Report on Form 10-K, procedures related to attestation of management’s assessment of the effectiveness of internal control over financial reporting under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and the reviews of Monogram’s quarterly reports on Form 10-Q and other SEC filings.

AUDIT-RELATED FEES

There were no fees for audit-related services in 2006 and 2005.

TAX FEES

There were no fees for tax related services in 2006 and 2005 paid to PricewaterhouseCoopers LLP or Ernst & Young LLP.

ALL OTHER FEES

There were no fees for other services not included above in 2006 and 2005.

All fees described above were pre-approved by the Audit Committee.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee has adopted a policy for the pre-approval of audit, review and attest services, as well as permitted non-audit services to be performed by our independent registered public accounting firm. The engagement to perform services may be approved on an explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service or the engagement may be pre-approved on a collective basis. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has delegated specific pre-approval authority for up to $50,000 to Ms. Kepner, the Chair of the Audit Committee. These pre-approvals are reported to the Audit Committee at its next scheduled meeting.

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

Date: April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ William D. Young William D. Young	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2007

/s/ Alfred G. Merriweather Alfred G. Merriweather	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2007

* Thomas R. Baruch	Director	April 30, 2007

* Edmon Jennings	Director	April 30, 2007

* William Jenkins, M.D.	Director	April 30, 2007

* Cristina H. Kepner	Director	April 30, 2007

* David H. Persing, M.D., Ph.D.	Director	April 30, 2007

* John D. Mendlein, Ph.D., J.D.	Director	April 30, 2007

* By:	/s/ William D. Young
William. D. Young
Attorney-in-fact

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number
(12)	2.1	Agreement and Plan of Merger and Reorganization, dated as of May 28, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(13)	2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of October 18, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(9)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(9)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(16)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(26)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(9)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(9)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(9)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(9)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(9)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(4)	3.5	Bylaws, as currently in effect.

	4.1	Reference is made to Exhibits 3.1 through 3.5.

(26)	4.2	Specimen Stock Certificate.

(16)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

(1)	10.1	Office Lease by and between ViroLogic and Oyster Point Tech Center LLC dated as of May 25, 1999.

(1)	10.2	Office Lease by and between ViroLogic and Trammell Crow Northern California Development, Inc. dated as of November 23, 1999.

(1)	10.3	Loan and Security Agreement by and between ViroLogic and MMC/ GATX Partnership No. 1 dated as of January 30, 1998.

(1)†	10.4	Employment Agreement by and between ViroLogic and William D. Young dated September 29, 1999.

(1)†	10.5	2000 Employee Stock Purchase Plan and related offering documents.

(1)	10.6	Equipment Financing Agreement dated March 28, 2000 with Pentech Financial Services, Inc.

(2)†	10.7	ViroLogic, Inc. 2000 Equity Incentive Plan, as amended.

(3)†	10.8	Form of Executive Severance Benefits Agreement.

(3)	10.9	Master Lease Agreement dated September 14, 2000 by and between ViroLogic, Inc. and General Electric Capital Corporation.

(4)	10.10	Equipment Financing Agreement by and between ViroLogic and De Lage Landen Financial Services, Inc. dated as of January 29, 2001.

(5)	10.11	Equipment Schedule No. 4 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(5)	10.12	Sublease by and between ViroLogic, Inc. and Raven Biotechnologies, Inc.

(1)†	10.13	Form of Indemnity Agreement between the Company and its directors and officers.

(1)†	10.14	Form of Stock Option Agreement under the 2000 Equity Incentive Plan for options granted prior to May 1, 2000.

(1)†	10.15	Form of Stock Option Agreement Pursuant to the 2000 Equity Incentive Plan for options granted after May 1, 2000.

(10)	10.16	Equipment Schedule No. 5 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(6)	10.17	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.

(7)	10.18	Sublease, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.

(8)	10.19	Form of Stock Purchase Warrant issued to purchasers of Series C Preferred Stock.

(8)	10.20	Form of Stock Purchase Warrant issued to purchasers of Series B Preferred Stock.

(11)	10.21	First Amendment to Sublease, dated as of August 21, 2003, by and between diaDexus, Inc and ViroLogic, Inc.

(14)	10.22	Lease Termination Agreement, dated as of March 22, 2004, by and between Britannia Pointe Grand Limited Partnership and ViroLogic, Inc.

(15)	10.23	Second Amendment to Sublease, dated as of October 1, 2004, between diaDexus, Inc and ViroLogic, Inc.

(18)†	10.24	ViroLogic, Inc. 2004 Equity Incentive Plan.

(13)	10.25	Registration Rights Agreement, dated as of October 18, 2004, by and among ViroLogic, Inc. and certain entities affiliated with Tang Capital Partners, L.P. and Perry Corp.

(17)†	10.26	Form of Option Agreement under the ViroLogic, Inc. 2004 Equity Incentive Plan.

(20)	10.27	Lease Agreement, dated March 1, 1999, between ACLARA BioSciences, Inc. and The Pear Avenue Group.

(21)†	10.28	Form of Change of Control Agreement between ACLARA BioSciences, Inc. and Alfred Merriweather.

(22)†	10.29	Employment Letter Agreement, dated April 11, 2003, between ACLARA BioSciences, Inc and Michael J. Dunn.

(22)†	10.30	Severance Agreement, dated April 11, 2003, between ACLARA BioSciences, Inc. and Michael J. Dunn.

(20)†	10.31	ACLARA BioSciences, Inc. Amended and Restated 1997 Stock Plan.

(23)†	10.32	ACLARA BioSciences, Inc. NQ03 Stock Plan Non-Statutory Stock Option Agreement.

(24)†	10.33	Form of Amendment to Stock Option Agreement between ACLARA BioSciences, Inc. and each of Alfred Merriweather and Michael Dunn.

(27) †	10.34	ViroLogic, Inc. 2005 Bonus Plan Description.

(27) †	10.35	ViroLogic, Inc. Non-Employee Director Cash Compensation Arrangements.

(28)*	10.36	Referral Testing Agreement, between Monogram Biosciences, Inc. and Quest Diagnostics Incorporated, dated October 1, 2005.

(29)	10.37	Confidential Separation and Release Agreement between Monogram Biosciences, Inc. and Sharat Singh dated September 28, 2005.

(30)	10.38	Note Purchase Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(30)	10.39	Monogram Biosciences, Inc. 3.0% Senior Secured Convertible Note Due May 19, 2010, issued to Pfizer Inc.

(30)	10.40	Note Security Agreement, dated May 5, 2006, by and between Monogram Biosciences, Inc. and Pfizer, Inc.

(31)*	10.41	Collaboration Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(31)	10.42	Collaboration Security Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(32)	10.43	Credit and Security Agreement, dated September 29, 2006, by and between Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. and Monogram Biosciences, Inc.

**†	10.44	Monogram Non-Qualified Deferred Compensation Plan, effective January 1, 2007.

**	23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

**	23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

**	24.1	Power of Attorney is contained on the signature page.

**	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

**	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

	31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

	31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

**	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

†	Indicates management or compensatory plan or arrangement.
*	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.
**	Previously filed.
(1)	Filed as an exhibit to our Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.
(2)	Filed as an exhibit to our Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on November 25, 2002 and incorporated herein by reference.
(9)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003 and incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on June 1, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2004 and incorporated herein by reference.
(14)	Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on November 4, 2004 and incorporated herein by reference.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2004 and incorporated herein by reference.
(18)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-121437) filed on December 20, 2004 and incorporated herein by reference.
(19)	Filed as an exhibit to our Registration Statement on Form S-4 (No. 333-120211) and incorporated herein by reference.
(20)	Filed as an exhibit to ACLARA BioSciences, Inc. Registration Statement on Form S-1 (No. 333-95107) or amendments thereto and incorporated herein by reference.
(21)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(22)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
(23)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(24)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004 and incorporated herein by reference.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.
(27)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005 and incorporated herein by reference.
(28)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
(29)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.
(30)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-135096) filed on June 16, 2006 and incorporated herein by reference.
(31)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.
(32)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.