Form 10-Q
period 2007-03-31
Monogram Biosciences, Inc.
filed 2007-05-10
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2007 there were 131,940,654 shares of the registrant’s common stock outstanding.

MONOGRAM BIOSCIENCES, INC.

MONOGRAM BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2007	December 31, 2006
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$28,336	$8,263
Short-term investments	13,942	22,867
Accounts receivable, net	7,006	6,849
Prepaid expenses	1,092	1,234
Inventory	948	961
Other current assets	415	378

Total current assets	51,739	40,552
Property and equipment, net	7,302	7,463
Goodwill	9,927	9,927
Deferred costs	2,498	1,783
Other assets	984	1,120

Total assets	$72,450	$60,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,536	$1,271
Accrued compensation	2,503	2,258
Accrued liabilities	4,151	4,720
Current portion of restructuring costs	807	1,128
Deferred revenue, current portion	1,029	404
Current portion of loans payable and capital lease obligations	4,112	6,355
Contingent value rights	2,834	2,813

Total current liabilities	16,972	18,949
Long-term 3% convertible promissory note	23,457	25,000
Long-term 0% convertible promissory note	24,102	—
Long-term portion of restructuring costs	723	868
Long-term deferred revenue	2,413	1,783
Other long-term liabilities	466	337

Total liabilities	68,133	46,937

Stockholders’ equity:
Common stock	132	131
Additional paid-in capital	279,790	277,892
Accumulated other comprehensive loss	(56)	(124)
Accumulated deficit	(275,549)	(263,991)

Total stockholders’ equity	4,317	13,908

Total liabilities and stockholders’ equity	$72,450	$60,845

(1)	The condensed balance sheet as of December 31, 2006 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to Condensed Financial Statements.

MONOGRAM BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Product revenue	$9,099	$12,246
Contract revenue	318	1,003

Total revenue	9,417	13,249

Operating costs and expenses:
Cost of product revenue	5,705	5,681
Research and development	5,331	4,575
Sales and marketing	3,943	3,378
General and administrative	4,228	3,581

Total operating costs and expenses	19,207	17,215

Operating loss	(9,790)	(3,966)

Convertible debt valuation adjustments and interest income/(expense), net	(4,010)	599
Contingent value rights valuation adjustment	—	14

Net loss before cumulative effect of change in accounting principle	(13,800)	(3,353)
Cumulative effect of change in accounting principle	2,242	—

Net loss after cumulative effect of change in accounting principle	$(11,558)	$(3,353)

Basic and diluted net loss per common share before cumulative effect of change in accounting principle	$(0.11)	$(0.03)
Cumulative effect per share of change in accounting principle	$0.02	$—

Basic and diluted net loss per common share after cumulative effect of change in accounting principle	$(0.09)	$(0.03)

Weighted-average shares used in computing basic and diluted net loss per common share	131,582	129,614

See accompanying notes to Condensed Financial Statements.

MONOGRAM BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(11,558)	$(3,353)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Contingent value rights revaluation	—	59
Convertible debt valuation adjustments and interest	4,240	—
Cumulative effect of change in accounting principle	(2,242)	—
Depreciation and amortization	851	768
Stock-based compensation expense	1,176	1,812
Provision for doubtful accounts	286	237
Loss on disposal of property and equipment	99	—
Change in assets and liabilities:
Accounts receivable	(443)	778
Prepaid expenses	142	385
Inventory	13	(108)
Other current assets	(37)	(78)
Accounts payable	265	(305)
Accrued compensation	245	(235)
Accrued liabilities	(565)	197
Accrued restructuring costs	(466)	(396)
Contingent value rights	21	—
Deferred revenue, current portion	625	525
Other long-term liabilities	(99)	—

Net cash (used in) provided by operating activities	(7,447)	286

INVESTING ACTIVITIES:
Purchases of short-term investments	(7)	(12,018)
Maturities and sales of short-term investments	9,000	8,000
Capital expenditures	(420)	(581)
Restricted cash	—	50
Other assets	12	(49)

Net cash provided by (used in) investing activities	8,585	(4,598)

FINANCING ACTIVITIES:
Principal payments on loans payable and capital lease obligations	(6,265)	(284)
Proceeds from 0% convertible promissory note	20,746	—
Proceeds from loans payable	3,920	—
Proceeds from issuance of common stock	534	2,958

Net cash provided by financing activities	18,935	2,674

Net increase (decrease) in cash and cash equivalents	20,073	(1,638)
Cash and cash equivalents at the beginning of the period	8,263	7,616

Cash and cash equivalents at the end of the period	$28,336	$5,978

SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Convertible promissory note interest payment	$189	$—
Assets acquired under capital leases	$245	$—

See accompanying notes to Condensed Financial Statements.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared by Monogram Biosciences, Inc., also referred to as the Company, Monogram, we, us, or our, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair statement have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other future periods. The condensed balance sheet as of December 31, 2006 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Reference is made to “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. As of the date of the filing of this Quarterly Report, the Company did not identify any significant changes to the critical accounting policies discussed in our Annual Report for the year ended December 31, 2006, except for the accounting pronouncements described below.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company elected to early adopt SFAS 159, effective January 1, 2007, to measure the fair value of the 3% Senior Secured Convertible Note (the “Pfizer Note”) as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the statement of operations. See “Collaboration and Note Purchase Agreement” Note 8 below for a discussion of the effects of adopting SFAS 159.

In September 2006, the FASB issued SFAS No. 157, “Fair value Measurements” (“SFAS 157”). This standard establishes the framework for measuring fair value and expands the disclosure requirement for fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company elected to early adopt SFAS 157, effective January 1, 2007 and concluded that SFAS 157 is applicable to the valuation of the Pfizer Note and the 0% Convertible Senior Unsecured Notes (“0% Notes”). See “0% Convertible Senior Unsecured Notes” Note 7 and “Collaboration and Note Purchase Agreement” Note 8 below for a discussion of the effects of adopting SFAS 157.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not impact the Company’s financial statements due to its history of net losses and fully reserved deferred tax assets. Interest and penalties are zero and the Company’s policy is to expense interest and penalties, if any, to income tax expense as incurred.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses the application of SFAS 133 to beneficial interests in securitized financial assets. SFAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The Company elected to adopt SFAS 155 to measure the fair value of the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the statement of operations. See “0% Convertible Senior Unsecured Notes” Note 7 below for a discussion of the effects of adopting SFAS 155.

Cumulative Effect of a Change in Accounting Principle.

Cumulative effect of change in accounting principle. We elected to early adopt SFAS 159, effective January 1, 2007, to measure the fair value of the Pfizer Note as a hybrid debt instrument in its entirety with adjustments to the fair value reflected as non-operating expense in the statement of operations. The impact of adopting SFAS 159 resulted in an adjustment for the cumulative-effect from change in accounting principle of $2.2 million.

2. INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. If inventory costs exceed expected market value due to obsolescence or lack of demand, reserves are recorded for the difference between the cost and the estimated market value. These reserves are based on estimates. Inventory consists of the following:

	March 31, 2007	December 31, 2006
	(In thousands)
Raw materials	$594	$685
Work in process	354	276

Total	$948	$961

3. LOSS PER COMMON SHARE

Basic loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented. Diluted loss per common share would give effect to the dilutive impact of potential common shares which consists of convertible promissory notes (using the as-if converted method), warrants and stock options (using the treasury stock method). Potentially dilutive securities have been excluded from the diluted loss per common share computations in all periods presented as such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss. At March 31, 2007 and 2006, these potentially dilutive securities are as follows:

	March 31,
	2007	2006
	(In thousands)
Convertible promissory notes (as if converted basis)	21,148	—
Outstanding warrants	819	1,738
Outstanding stock options	21,571	16,314

	43,538	18,052

4. CONTINGENT VALUE RIGHTS

As part of the merger with ACLARA BioSciences, Inc. (“ACLARA”), the Company issued Contingent Value Rights (“CVRs”) to ACLARA stockholders and was obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined at $0.88 per CVR and holders of assumed ACLARA options are entitled to receive a cash payment of $0.88, upon future exercise of those options, for each CVR that would have been issuable to them had the option been exercised prior to the CVR maturity date. At March 31, 2007, assumed ACLARA options to purchase 3.2 million shares of the Company’s common stock were outstanding, of which 3.1 million shares were vested. The aggregate potential liability related to all these options at March 31, 2007 was $2.8 million. Of this, $2.7 million is reflected on the balance sheet in current liabilities at March 31, 2007 in respect of options vested and the remainder will be recognized as the options vest in the future. Upon exercise of these vested options, the Company will receive aggregate exercise proceeds of $6.7 million, offsetting the potential CVR payments of $2.7 million.

5. COMMITMENTS AND CONTINGENCIES

Commitments

At March 31, 2007, the Company leased a building with 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides the Company with an option to extend the term for an additional ten years. In addition, at December 31, 2006, the Company subleased approximately 27,000 square feet in South San Francisco, California. This sublease expires in December 2007.

As a result of the merger with ACLARA, at December 31, 2004, the Company assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. The Company also assumed a loan agreement for leasehold improvements at an interest rate of 8.5% per annum. On February 7, 2007, the Company entered into a lease termination agreement with the landlord to terminate the lease prior to its scheduled expiry. The termination of the lease was subject to a specified third party executing a new lease with the landlord on terms and conditions satisfactory to the landlord and the landlord has notified the Company that this has occurred. The Company has an obligation to pay the landlord specified amounts over the remainder of the former lease term, or through June 2009. As of March 31, 2007, the remaining obligation was $1.4 million which is included in the table below. Upon execution of the lease termination agreement, the loan agreement for leasehold improvements was paid in full in February 2007.

In August 2006, the Company entered into a loan agreement of $0.8 million to finance its insurance premiums at an interest rate of 7.84% per annum. The loan was paid in full in January 2007.

In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.5 million in 2007; $1.5 million in 2008; $1.6 million in 2009; $1.6 million in 2010 and $0.3 million in 2011.

At March 31, 2007, future minimum payments, excluding the lease assignment guarantee described above, are as follows:

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Operating lease obligations	$2,520	$2,848	$89	$—	$5,457
Equipment financing arrangements	226	235	—	—	461
0% Convertible Senior Unsecured Note	—	—	30,000	—	30,000
3% Senior Secured Convertible Note	—	—	25,000	—	25,000
Convertible promissory note interest payment (1)	750	1,500	284	—	2,534
Loans payable	3,920	—	—	—	3,920

Total	$7,416	$4,583	$55,373	$—	$67,372

(1)	Subject to certain limitations, the Company is entitled to make such interest payments using shares of its common stock.

In connection with the merger with ACLARA, the Company is obligated to make cash payments of $0.88 per share to holders of assumed ACLARA stock options upon future exercise of those options. See Note 4, “Contingent Value Rights,” to the financial statements for further discussion.

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

ACLARA, with which the Company merged, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001 and is now captioned ACLARA BioSciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering, or IPO, as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s March 20, 2000 IPO through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market. The complaint also alleges that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers who went public between 1998 and 2000 have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including ACLARA defendants) was filed by the entire group of issuer defendants in these similar actions. On February 19, 2003, the Court in this action issued its decision on the defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to ACLARA but denied the motion to dismiss Section 11 claim as to ACLARA and virtually all of the other defendants. On June 26, 2003, the plaintiffs in the consolidated class action lawsuits announced a proposed settlement with ACLARA and the other issuer defendants. The proposed settlement, which was approved by ACLARA’s board of directors, provides that the insurers of all settling issuers will guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling issuers will make up the difference. Under the proposed settlement, the maximum amount that could be charged to ACLARA’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would be approximately $3.9 million. The Company believes that ACLARA had sufficient insurance coverage to cover the maximum amount that the Company may be responsible for under the proposed settlement. On August 31, 2005, the Court granted unconditional preliminary approval of the proposed settlement. On April 24, 2006, the District Court held a fairness hearing to determine whether the proposed settlement should be approved. The Court has not yet decided whether to approve the settlement. On December 5, 2006, the United States Court of Appeals for the 2nd Circuit issued a decision in In re: Initial Public Offering Securities Litigation (Docket No. 05-3349-cv), reversing the District Court’s finding that six focus cases involved in this litigation could be certified as class actions. It is not yet clear what impact the decision may have on the proposed settlement agreement. Plaintiffs filed a petition for rehearing and/or for en banc review of the Second Circuit’s decision, and the Court indicated that it would not make any decision regarding the proposed settlement until the Second Circuit had decided whether to consider a rehearing. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but allowed the plaintiffs to request that the district court certify a more limited class. On April 23, 2007, plaintiffs requested 30 days to report to the District Court on how they wish to proceed regarding class certification. The District Court indicated that a new class definition was a priority for the issuers’ proposed settlement agreement, and scheduled a conference for May 30, 2007, to discuss this as well as other issues.

Due to the inherent uncertainties of litigation and assignment of claims against the underwriters, and because the settlement has not yet been finally approved by the District Court, the ultimate outcome of the matter cannot be predicted.

License Agreements

Historically, the Company has licensed technology from Roche Diagnostics Corporation (“Roche”) that the Company uses in its PhenoSense and GeneSeq tests. The Company held a non-exclusive license for the life of the patent term of the last licensed Roche patent. The Company was notified by Roche that the license had terminated in March 2005 because the last licensed patent had expired. However, Roche advised the Company that additional licenses may be necessary for certain other patents and has offered a license to these patents. The Company believes such licenses will be available on commercially acceptable terms.

6. RESTRUCTURING

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

The following table sets forth the components of the restructuring charges:

	Abandonment of Facilities	Severance	Total
	(In thousands)
Liabilities assumed in merger with ACLARA	$3,000	$1,054	$4,054
Amounts paid in cash	(3,434)	(1,054)	(4,488)
Change in estimate for restructuring costs related to Mountain View facility	1,964	—	1,964

Balance at March 31, 2007	1,530	—	1,530

Current portion	$807	$—	$807

Long-term portion	$723	$—	$723

7. 0% CONVERTIBLE SENIOR UNSECURED NOTES

In January 2007, the Company entered into a Securities Purchase Agreement to sell $30 million principal amount of a 0% Convertible Senior Unsecured Note (the “0% Notes”) to a single qualified institutional buyer. The aggregate purchase price for the 0% Notes was approximately $22.5 million. Although due in 2026, the 0% Notes may be called by the investor at December 31, 2011, December 31, 2016 or December 31, 2021, at a price equal to 100% of the accreted value. Prior to the fifth year anniversary of the issuance of the Notes, the accreted value is the sum of (a) the issue price of each Note and (b) the portion of the excess of the principal amount of each note over the issue price which has been amortized, in accordance with the indenture under which the 0% Notes are governed, at the rate of 5.84% per annum from the issue date through the date of determination. After the fifth anniversary of the issue date of the Notes, the accreted value will be equal to the principal amount of the Notes.

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

Pursuant to a Registration Rights Agreement dated as of January 11, 2007 by and between the Company and the qualified institutional buyer (“Registration Rights Agreement”), the Company filed a shelf registration statement with respect to the resale of the 0% Notes and the common stock issuable upon conversion thereof. The Company filed this registration statement within sixty days of the closing of the transaction and intends to cause such registration statement to become effective within 180 days of the closing of the transaction. In the event the Company fails to comply with its obligations under the Registration Rights Agreement, it will be obligated to make additional payments to the holders of the 0% Notes.

After this registration statement is effective, the Company will have the option to cause all or any portion of the 0% Notes to automatically convert at such time as the closing price of the Company’s common stock is greater than $3.15 for twenty out of thirty consecutive trading days and provided that certain other conditions are satisfied. Upon any such automatic conversion, the Company initially will pay the holders a premium make-whole amount equal to $84.7526 per $1,000 principal amount of 0% Notes so converted, such premium make-whole being reduced over the initial 3 year period following the closing. The premium make-whole amount may be paid in shares of common stock upon any such automatic conversion, provided that certain additional conditions are satisfied.

The 0% Notes are subordinated to all of the Company’s present senior debt, including the $25 million 3% Senior Secured Convertible Note due May 19, 2010 issued to Pfizer, Inc. (“Pfizer”) in May 2006 (“the Pfizer Note”), as amended as described below, and the Company’s line of credit with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. (“Merrill”).

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

An event of default under the 0% Notes will occur if the Company: is delinquent in making certain payments due under the 0% Notes; fails to deliver shares upon conversion of the 0% Notes; fails to deliver certain required notices under the 0% Notes; fails, following notice, to cure a breach of a covenant under the 0% Notes, the securities purchase agreement, the registration rights agreement, the subordination agreement with Pfizer described below, or the indenture described below (together, the “Transaction Documents”); certain events of default occur with respect to other indebtedness; certain bankruptcy proceedings are commenced or orders granted; a representation or warranty made under the Transaction Documents is materially inaccurate and continues uncured following notice; the Company fails to file certain periodic reports with the Securities and Exchange Commission (subject to certain grace periods); or the Company incurs certain types of indebtedness prohibited under the terms of the 0% Notes. If an event of default occurs, the indebtedness under the 0% Notes could be accelerated, such that it becomes immediately due and payable.

In connection with the sale of the 0% Notes, the Company, Pfizer and U.S. Bank, National Association, as trustee, entered into a subordination agreement. The subordination agreement sets forth the terms under which the 0% Notes are subordinated to the Pfizer Note. As a condition to the entry into the subordination agreement, the Company and Pfizer amended the Note Purchase Agreement, dated May 5, 2006, between Pfizer and the Company, and amended and restated the Pfizer Note, to conform to certain terms of the subordination agreement. As amended, the Pfizer Note provides that the Company will be in default thereof if (i) an event of default occurs and is continuing under the 0% Notes and (ii) the trustee or any holders of the 0% Notes give notice to the Company of its or their intent to either accelerate the 0% Notes or exercise any other remedies thereunder (subject to certain limited exceptions).

In accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, the Company is required to separately value and account for certain derivative instruments that are embedded in the 0% Notes, as assets or liabilities with adjustments to the fair value reflected in the statement of operations. Accordingly, the change in the net carrying amount to the fair value recognized includes unamortized debt issuance costs. The Company elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety. The Company obtained assistance from an independent valuation specialist to measure the fair value of the 0% Notes. The Company used a binomial lattice model as the valuation technique to determine fair value using management assessments and inputs which utilize inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Inputs derived from quoted prices include the Company’s stock price, the average yield of B-bonds and the prices of Treasury instruments. Input from management assessments include the probability of certain events occurring during the term of the debt. Adjustments to the fair value of the 0% Notes could be substantial in future quarters in certain circumstances, such as if the Company’s common stock price is higher than at March 31, 2007. For the three months ended March 31, 2007, this valuation led to a $3.4 million convertible debt valuation adjustment to adjust the carrying value of the 0% Notes, net of debt issuance costs to fair value. This net adjustment is reflected as non-operating expense in the statement of operations. As of March 31, 2007, the fair value and unpaid principal balance of the 0% Notes was $24.1 million and $22.8 million respectively.

8. COLLABORATION AND NOTE PURCHASE AGREEMENT

On May 5, 2006, the Company entered into a Collaboration Agreement with Pfizer regarding the Company’s Trofile Co-Receptor Tropism Assay (the “Collaboration Agreement”). The Collaboration Agreement has an initial term that expires on December 31, 2009, and is renewable by Pfizer for five successive one-year terms.

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

In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) revenue arrangements entered into after June 15, 2003 that include multiple element arrangements are analyzed to determine whether the deliverables are divided into separate units of accounting or as a single unit of accounting. Revenues are allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. If all of the three required criteria under EITF 00-21 are met, then the deliverables would be accounted for separately, completed as performed. Otherwise, the arrangement would be accounted for as a single unit of accounting and the payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed. If the Company cannot reasonably estimate when its performance obligation either ceases or becomes inconsequential, then revenue is deferred until the Company can reasonably estimate when the performance obligation ceases or becomes inconsequential.

The Collaboration Agreement is a multiple element arrangement, including supply of the Trofile Assay in additional clinical studies (including expanded access programs in both the U.S. and outside the U.S.), supply of the Trofile Assay for clinical use outside of the U.S., reimbursement of costs for the establishment and operation of supply infrastructure outside of the U.S. and potential assistance to Pfizer in the establishment and operation of a second facility for processing of tropism assays. Under the guidelines of EITF 00-21, the Company has determined that the collaboration with Pfizer should be accounted for as a single unit of accounting due to the absence of established fair values of certain undelivered elements. Accordingly, the Company has deferred revenue under this collaboration until the earlier of establishment of fair values or completion of the deliverables. Additionally, related direct costs that are contractually reimbursable on a non-refundable basis under this collaboration have been deferred.

On May 5, 2006 the Company also entered into a Note Purchase Agreement with Pfizer, which was amended in January 2007, as described in “0% Convertible Senior Unsecured Notes” Note above, pursuant to which it sold to Pfizer a 3% Senior Secured Convertible Note in the principal amount of $25 million (the “Pfizer Note”). The closing of the sale and issuance of the Pfizer Note occurred on May 19, 2006. The Pfizer Note will mature four years from its date of issuance. The Company will pay interest quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on June 30, 2006. Subject to certain limitations, the Company will be entitled to make such interest payments using shares of its common stock instead of cash.

The Pfizer Note is convertible into shares of the Company’s common stock at the election of its holder at a per share conversion price of $2.7048. Following the effectiveness of the registration statement covering the estimated number of common shares underlying the Pfizer Note, which occurred June 23, 2006, the Note will automatically convert into shares of the Company’s common stock should the closing price of the Company’s common stock be greater than 150% of the conversion price, or $4.06 per share, for twenty out of thirty consecutive trading days. The conversion price will adjust automatically upon certain changes to the Company’s capitalization. The Company will be required, under the terms of the Pfizer Note, to repurchase the outstanding amount of the Pfizer Note at the election of the holder upon certain change of control events described in the Note, or if its common stock is no longer listed or quoted on the Nasdaq National Market or an established automated over-the-counter trading market (including, if applicable, the OTC Bulletin Board). The Note is secured by a first priority security interest in favor of Pfizer in certain of the Company’s assets related to its HIV testing business.

Under the terms of the Pfizer Note, the Company is prohibited from incurring certain types of indebtedness, from permitting certain liens on its assets, from entering into transactions with affiliates and from entering into certain capital transactions such as dividends, stock repurchases, capital distributions or other similar transactions. It is also subject to certain other covenants as set forth in the Pfizer Note, including limitations on its ability to enter into new lines of business after issuance of the Note. An event of default under the Note will occur if the Company: is delinquent in making payments of principal or interest; fails, following notice, to cure a breach of a covenant under the Note, the related security agreement or the Note Purchase Agreement; a representation or warranty under the Note, the related security agreement or the Note Purchase Agreement is materially inaccurate; an acceleration event occurs under certain types of its other secured indebtedness outstanding from time to time; certain bankruptcy proceedings are commenced or orders granted or an event of default occurs or is continuing under the 0% Notes issued in January 2007. If an event of default occurs, the indebtedness under the Note could be accelerated, such that it becomes immediately due and payable. The Company is in compliance with all covenants under the Pfizer Note.

As a result of the issuance of the 0% Notes, the Company is required to separately value and account for certain derivative instruments that are embedded in the Pfizer Note, as assets or liabilities with adjustments to the fair value reflected in the statement of operations in accordance with SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Company elected to early adopt SFAS 159 to measure the Pfizer Note as a hybrid debt instrument in its entirety. The Company obtained assistance from an independent valuation specialist to measure the fair value of the Pfizer Note. The Company used a binomial lattice model as the valuation technique to determine fair value using management assessments and inputs which utilize inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Inputs derived from quoted prices include the Company’s stock price, the average yield of B-bonds and the prices of Treasury instruments. Input from management assessments include the probability of certain events occurring during the term of the debt. Adjustments to the fair value of the Pfizer Note could be substantial in future quarters in certain circumstances, such as if the Company’s common stock price is higher than at March 31, 2007. At the initial adoption of SFAS 159, the Company recorded a net gain cumulative-effect adjustment to beginning accumulated deficit for the Pfizer Note of $2.2 million, resulting in a fair value of $22.8 million at January 1, 2007. For the three months ended March 31, 2007, this valuation led to a $0.7 million increase to the net carrying value of the Note and the adjustment is reflected as non-operating expense in the statement of operations. As of March 31, 2007, the fair value and unpaid principal balance of the Pfizer Note was $23.5 million and $25.0 million respectively.

9. CREDIT AND SECURITY AGREEMENT

On September 29, 2006, the Company entered into a Credit and Security Agreement with Merrill. The Credit and Security Agreement (the “Credit Agreement”) provides the Company with a revolving credit line, with borrowings against eligible accounts receivable up to a maximum of $10 million. Merrill has been granted a security interest over certain of the Company’s assets, including its accounts receivable, intellectual property used or held for use in connection with its oncology testing business and inventory. The Credit Agreement has a term expiring in March 2010. As of March 31, 2007, approximately $3.9 million was outstanding under the revolving credit line.

Amounts borrowed under the Credit Agreement will bear interest at a rate per annum equal to a published LIBOR rate plus 4.75%. As of March 31, 2007, the 1-month LIBOR rate was 5.32%. Amounts borrowed under the revolving credit line are repaid as the Company receives payment on its outstanding accounts receivable. The Credit Agreement also provides for the payment by the Company of an unused line fee, a collateral fee, a commitment fee and, in certain circumstances, a deferred commitment fee.

Under the terms of the Credit Agreement, the Company is prohibited from incurring certain types of indebtedness and certain liens on its assets. It is also subject to certain other affirmative and negative covenants as set forth in the Credit Agreement. An event of default under the indebtedness to Merrill will occur if, among other things, the Company: is delinquent in making payments of principal, interest or fees on the revolving credit line; fails, following notice, to cure a breach of a covenant under the Credit Agreement; a representation or warranty under the Credit Agreement is materially inaccurate; certain liquidation or bankruptcy proceedings are commenced or certain orders are granted against Monogram; the security interests granted by the Company in favor or Merrill fail, in certain circumstances, to constitute valid security interests; or an acceleration event occurs under certain types of the Company’s other secured indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to Merrill under the Credit Agreement could be accelerated, such that it becomes immediately due and payable. The Company is currently in compliance with all covenants under the Credit Agreement.

10. INCOME TAXES

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. FIN 48 is effective for fiscal years beginning after December 15, 2006.

This statement became effective for the Company on January 1, 2007. The cumulative effect of adopting FIN 48 on January 1, 2007 did not result in a FIN 48 liability to be recorded on the balance sheet. There are open statutes of limitations for taxing authorities to audit the Company for federal and state jurisdictions from the year 2003 through the current period.

Interest and penalties are zero and the Company’s policy is to expense interest and penalties, if any, to income tax expense as incurred. Since the Company has a full valuation on all the deferred tax assets and does not expect to be profitable at least through December 2008, FIN 48 is not expected to have a material impact on the Company’s effective tax rate in the next twelve months. The gross amount of unrecognized tax benefits at March 31, 2007 has not changed from the beginning of the year, and the Company does not expect any material changes in unrecognized tax benefits in the next twelve months.

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

Our PhenoSense™ and GeneSeq™ products provide a practical method for measuring the impact of genetic mutations on human immunodeficiency virus, or HIV, drug resistance. This information is used to optimize various treatment options for the individual patient. We currently market phenotypic and genotypic resistance testing products directed at patients with HIV infection and the drug classes currently approved for use. In addition, we have resistance tests in development or already in research use that are relevant to new drug classes, such as the integrase, entry and assembly classes. In addition to these resistance tests, Trofile™, our co-receptor tropism assay has been used for patient selection in the phase III trials of the new class of CCR5 antagonists. The first of these, maraviroc from Pfizer, is currently the subject of an NDA that has been accepted for priority review by the FDA. Recently an Advisory Panel recommended unanimously to the FDA that maraviroc should be approved. We expect that the Trofile Assay may be used for patient selection after regulatory approval of maraviroc and other CCR5 antagonists.

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

We have incurred losses each year since inception. As of March 31, 2007, we had an accumulated deficit of approximately $275.5 million, including a charge in 2004 of $100.6 million for in-process research and development related to our merger with ACLARA. We expect to incur additional operating losses at least for the next twelve months as we complete the development of the eTag technology, transfer the assays into the clinical laboratory, conduct clinical studies and develop the commercial infrastructure to support a commercial launch.

ISSUANCE OF 0% CONVERTIBLE SENIOR UNSECURED NOTES

In January 2007, we issued $30 million principal amount of 0% Convertible Senior Unsecured Notes due 2026 (the “0% Notes”). Although the 0% Notes are due in December 2026, the 0% Notes may be called by the holders at their option at December 31, 2011, December 31, 2016 or December 31, 2021 at a price equal to 100% of the accreted value. The aggregate purchase price for the 0% Notes was approximately $22.5 million. The 0% Notes do not bear interest and are convertible, at the option of the holder of such 0% Notes, into shares of our common stock at an initial conversion price of $2.52 per share, which is equivalent to an initial conversion rate of approximately 396.8254 shares per $1,000 principal amount of 0% Notes. The conversion price will adjust automatically upon certain changes to our capitalization.

Following the effectiveness of the registration statement covering the estimated number of common shares underlying the 0% Notes, we will have the option to cause all or any portion of the 0% Notes to automatically convert at such time as the closing price of our common stock is greater than $3.15 for twenty out of thirty consecutive trading days, provided that certain other conditions are met. The 0% Notes are subordinated to all of our present senior debt, including the $25 million 3% Senior Secured Convertible Note due May 19, 2010 issued to Pfizer in May 2006, as amended as described below, and our line of credit with Merrill Lynch.

In accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, the Company is required to separately value and account for certain derivative instruments that are embedded in the 0% Notes, as assets or liabilities with adjustments to the fair value reflected in the statement of operations. For the three months ended March 31, 2007, this valuation led to a $3.4 million convertible debt valuation adjustment to adjust the carrying value of the 0% Notes, net of debt issuance costs to fair value. This net adjustment is reflected as non-operating expense in the statement of operations. As of March 31, 2007, the fair value and unpaid principal balance of the 0% Notes was $24.1 million and $22.8 million respectively.

AGREEMENTS WITH PFIZER, INC.

In May 2006, we entered into a non-exclusive Collaboration Agreement (the “Collaboration Agreement”) with Pfizer to facilitate the global availability for patient use of our proprietary co-receptor tropism assay, Trofile™ (“Trofile Assay”). Our Trofile Assay is used to identify which co-receptor a patient’s HIV uses for entry to cells and has been used in connection with phase III clinical trials of Pfizer’s investigational CCR5 antagonist, maraviroc. Applications to the U.S. Food and Drug Administration, or FDA, have been accepted for priority review by those agencies, and recently, an Advisory Panel recommended unanimously to the FDA, that maraviroc should be approved. Under the Collaboration Agreement we will have responsibility for making our Trofile Assay available in the U.S. and Pfizer will have responsibility for sales, marketing and regulatory matters outside of the U.S. and will reimburse us for our expenses in establishing and maintaining the logistics infrastructure that may be necessary to make the assay available outside the U.S. as required by Pfizer. The Collaboration Agreement covers the period through December 31, 2009 and is renewable by Pfizer for five successive one year terms. We and Pfizer also extended the co-receptor portion of our existing services agreement with Pfizer for support of potential additional Pfizer clinical trials through December 31, 2009.

We also entered into a note purchase agreement with Pfizer under which Pfizer purchased a Senior Secured Convertible Note in the principal amount of $25 million (the “Pfizer Note”). The Pfizer Note bears a 3% annual interest rate, payable quarterly in cash or shares of our common stock, at our option, and matures in May 2010 unless converted earlier. The Pfizer Note is convertible at Pfizer’s option into shares of our common stock at a conversion price of $2.7048 per share and will automatically convert into shares of our common stock should the closing price of our common stock be greater than 150%, or $4.06 per share, of the conversion price for twenty out of thirty consecutive trading days. In addition, the Pfizer Note is secured by certain assets related to our HIV testing business, is subject to certain covenants on our part and will be senior in right of payment to all existing and future indebtedness, subject to certain limited exceptions. In connection with the sale of the 0% Notes, as described above, Pfizer and U.S. Bank, National Association, as trustee, and we entered into a subordination agreement in January 2007, setting forth the terms under which the 0% Notes are subordinated to the Pfizer Note. We also amended our note purchase agreement with Pfizer, and amended and restated the Pfizer Note, to conform to certain terms of the subordination agreement. As amended, the Pfizer Note provides that Monogram will be in default if (i) an event of default occurs and is continuing under the 0% Notes and (ii) the Trustee or any holders of the Notes gives notice to us of its or their intent to either accelerate the 0% Notes or exercise any other remedies thereunder (subject to certain limited exceptions).

As a result of the issuance of the 0% Notes, we are required to separately value and account for certain derivative instruments that are embedded in the Pfizer Note, as assets or liabilities with adjustments to the fair value reflected in the statement of operations. We elected to early adopt SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” to measure the Pfizer Note as a hybrid debt instrument in its entirety. At the initial adoption of SFAS 159, we recorded a cumulative-effect of a change in accounting principle for the Pfizer Note of $2.2 million, resulting in a fair value of $22.8 million at January 1, 2007. For the three months ended March 31, 2007, this valuation led to a $0.7 million increase to the carrying value of the Pfizer Note and the adjustment is reflected as non-operating expense in the statement of operations. As of March 31, 2007, the fair value and unpaid principal balance of the Pfizer Note was $23.5 million and $25.0 million, respectively.

In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) revenue arrangements entered into after June 15, 2003 that include multiple element arrangements are analyzed to determine whether the deliverables are divided into separate units of accounting or as a single unit of accounting. Revenues are allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. If all of the three required criteria under EITF 00-21 are met, then the deliverables would be accounted for separately, completed as performed. Otherwise, the arrangement would be accounted for as a single unit of accounting and the payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed. If we cannot reasonably estimate when a performance obligation either ceases or becomes inconsequential, then revenue is deferred until we can reasonably estimate when the performance obligation ceases or becomes inconsequential.

The Pfizer collaboration is a multiple element arrangement, including supply of the Trofile Assay in additional clinical studies (including expanded access programs in both the U.S. and outside the U.S.), supply of the Trofile Assay for use outside of the U.S., reimbursement of costs for the establishment and operation of supply infrastructure outside of the U.S. and potential assistance to Pfizer in the establishment and operation of a second facility for processing of tropism assays. Under the guidelines of EITF 00-21, we have determined that the collaboration with Pfizer should be accounted for as a single unit of accounting due to the absence of established fair values of certain undelivered elements. Accordingly, we have deferred revenue under this collaboration until the earlier of establishment of fair values or completion of the deliverables.

Additionally, related direct costs that are contractually reimbursable on a non-refundable basis under this collaboration have been deferred.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Reference is made to “Summary of Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2006. As of the date of the filing of this Quarterly Report, we have not identified any significant changes to the critical accounting policies discussed in our Annual Report for the year ended December 31, 2006, except for the accounting pronouncements described under “Recently Issued Accounting Standards” below.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Product revenue	$9,099	$12,246
Contract revenue	318	1,003

Total revenue	$9,417	$13,249

Revenue. Revenue was $9.4 million and $13.2 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in product revenue of $3.1 million in 2007 was primarily due to the use of our testing services, including our Trofile Co-Receptor Tropism Assay, in phase III clinical trials of Pfizer’s maraviroc, the first drug in a new class of HIV drugs called CCR5 antagonists. This generated a significant source of revenue in the first half of 2006. The trial has now been completed, and applications for marketing approval were accepted for priority review by the FDA. Recently, an Advisory Panel recommended unanimously to the FDA that maraviroc should be approved. Our Trofile Assay may be used for patient selection after regulatory approval of maraviroc. However, if maraviroc is not approved by the FDA, or if our test is not used for patient selection after approval, this could have a material negative impact on our revenues.

Contract revenue consists of revenues from eTag and oncology collaborations with pharmaceutical and biotechnology companies as well as National Institutes of Health, or NIH, research grants and other non-product revenue. In 2007, these sources of revenue were reduced as we focused our oncology development efforts on enhancing the operational reproducibility and sensitivity of the eTag assays and studies designed to clinically validate an eTag test for applications in oncology. We intend to make our first oncology test available to patients upon completion of transferring the eTag assays from the research setting into our CLIA certified laboratory and after sufficient clinical data is generated. We have an active program of applying for NIH funding and currently have a number of active grants that we believe will help support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics.

We anticipate quarterly variations in revenue due primarily to fluctuations in the timing of various planned and ongoing clinical studies conducted by pharmaceutical companies.

We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 30% and 18% of our revenue for the three months ended March 31, 2007 and 2006, respectively. Pfizer represented approximately 11% and 33% of our total revenue for the three months ended March 31, 2007 and 2006, respectively. Quest Diagnostics Incorporated represented approximately 12% and 8% of our total revenue for the three months ended March 31, 2007 and 2006, respectively. Laboratory Corporation of America represented approximately 12% and 5% of our total revenue for the three months ended March 31, 2007 and 2006, respectively.

Cost of product revenue. Cost of product revenue was $5.7 million for each of the three months ended March 31, 2007 and 2006. Gross margins decreased to 37% in the first quarter of 2007 from 54% in the corresponding quarter in 2006. The decrease in gross margin percentage in 2007 as compared to 2006 was due to the reduction in pharmaceutical testing revenues due to the completion of the phase III trial of maraviroc. We anticipate that gross margin on product revenue will continue to be affected by these factors until a potential increase in revenues based on potential use of the Trofile Assay after FDA approval. We believe that our potential future oncology products will have a higher gross margin than our HIV products.

Research and development. Research and development costs were $5.3 million and $4.6 million for the three months ended March 31, 2007 and 2006, respectively. The increase of $0.7 million was primarily due to an increase in personnel and material costs incurred related to oncology and development programs offset by lower stock-based compensation expenses. For the three months ended March 31, 2007 and 2006, we recorded $0.3 million and $0.5 million, respectively, of stock-based compensation expenses related to the recognition of option and employee stock purchase plan expenses in accordance with SFAS 123R.

We have expanded our business focus from infectious diseases to include both infectious diseases and oncology, and accordingly, our research and development expenditures have increased. These expenses are in connection with the further development of the eTag technology and preparations for the transfer of the eTag assays from the research setting to our CLIA certified clinical laboratory and to generate clinical data in support of a commercial launch of eTag assays. The successful development of our products is highly uncertain. Completion dates and research and development expenses can vary significantly for each product and are difficult to predict. For a more complete discussion of the risks and uncertainties associated with completing the development of products, see the “Risk Factors” below.

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

	Three Months Ended March 31,
	2007	2006
	(In thousands)
NIH Grants:
HIV assays	$182	$330
HIV database	71	94
HCV assay	39	33
Commercial assay development and other projects	—	546

Total	$292	$1,003

Below is a summary of our products in development for HIV and other infectious diseases.

Infectious disease products in development	Status
Replication Capacity HIV, a measurement of fitness	In development(1)
PhenoSense HIV Entry, entry inhibitor assay	In development(2)
GeneSeq HIV Entry, entry inhibitor assay	In development(3)
PhenoSense and GeneSeq HIV Integrase, integrase inhibitor assays	In development(4)
PhenoSense HIV Antibody Neutralization, a vaccine development and evaluation assay	In development(5)
PhenoSense and GeneSeq HIV Assembly/Maturation, virus assembly or maturation inhibitor assays.	In development(6)
PhenoSense HCV, a phenotypic hepatitis C inhibitor assay	In development(7)
GeneSeq HCV, a genotypic hepatitis C inhibitor assay	In development(7)

(1)	The Replication Capacity HIV assay is validated in our clinical laboratory and the data is currently reported on our PhenoSense HIV and PhenoSense GT tests to both pharmaceutical company customers and for patient testing. Clinical development work continues.
(2)	The PhenoSense HIV Entry Assay has been validated in our clinical laboratory for the subclass of entry inhibitors that block host cell-virus membrane fusion, such as enfuvirtide (Fuzeon), and is available to pharmaceutical company customers and for patient testing. The assay is also available to pharmaceutical company customers to evaluate subclasses of entry inhibitors in development, such as receptor and coreceptor antagonists (e.g. maraviroc, vicriviroc) but is not yet validated in the clinical laboratory for such use for other drugs for patient testing.
(3)	The GeneSeq HIV Entry Assay is in development. Additional development work is being conducted on this assay.
(4)	The PhenoSense and GeneSeq HIV Integrase assays are validated for research purposes and available to pharmaceutical company customers. Assays for the integrase class are being validated and are expected to be available for physician use as needed after the first integrase drug is approved by the FDA.
(5)	The PhenoSense HIV Antibody Neutralization assay is validated for research purposes and available to pharmaceutical company customers. With NIH funding, additional development work related to the use of our assays in vaccine development is being conducted.
(6)	The PhenoSense and GeneSeq HIV Assembly/Maturation inhibitor assays are in development. Additional development work is being conducted on these assays.
(7)	The GeneSeq HCV (NS5B) assay has been validated for research use and is available to pharmaceutical company customers. The GeneSeq HCV (NS3) and PhenoSense HCV assays are in development pending the evolution of clinical or drug development need for such testing.

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

Oncology products in development	Status
Clinical assays for use in drug discovery, development and clinical evaluation by pharmaceutical and biotechnology customers	In development(1)
Clinical assays for diagnostic use in patient testing	In development(2)

(1)	Completion of clinical assays for use in clinical trials by pharmaceutical and biotechnology customers is dependent on additional research and development and clinical studies in collaboration with pharmaceutical and biotechnology companies. Such research and development and clinical studies are expected to be time-consuming, and could exceed one year.
(2)	Completion of clinical assays for diagnostic use in patient testing is dependent on the successful completion of additional research and development and clinical studies both in collaboration agreements with pharmaceutical and biotechnology companies and in multiple and broader clinical studies that provide data that will enable physicians to utilize the tests. Completion of patient testing assays will also require the development and validation of an assay in a CLIA clinical laboratory-certified format. Successful completion of such research and development and clinical studies is expected to be time-consuming, and could exceed one year.

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

Sales and marketing. Sales and marketing expenses were $3.9 million and $3.4 million for the three months ended March 31, 2007 and 2006, respectively. The increase of $0.5 million was primarily due to the expansion of our sales force, and increased marketing programs related to our products offset by lower stock-based compensation expenses. For the three months ended March 31, 2007 and 2006, we recorded $0.3 million and $0.4 million, respectively, of stock-based compensation expenses related to the recognition of option and employee stock purchase plan expenses in accordance with SFAS 123R. We expect sales and marketing expenses to increase due to increased sales and marketing activities related to commercial introduction of our Trofile Assay in anticipation of, and after, FDA approval of Pfizer’s maraviroc. In addition, after we achieve clinical validation of our eTag assays, we expect our sales and marketing expenses, for promotional programs as well as sales and marketing personnel, will increase in preparation for the introduction of oncology products.

General and administrative. General and administrative expenses were $4.2 million and $3.6 million for the three months ended March 31, 2007 and 2006, respectively. The increase of $0.6 million was primarily due an increase in professional services fees, personnel costs and other administrative costs reflecting the increased scope of our operations offset by lower stock-based compensation expenses. For the three months ended March 31, 2007 and 2006, we recorded $0.4 million and $0.7 million, respectively, of stock-based compensation expenses primarily related to the recognition of option and employee stock purchase plan expenses in accordance with SFAS 123R. We expect general and administrative expenses in 2007 to increase from 2006 levels to support the administrative infrastructure required to support growth of the business.

Stock-based Compensation. Stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123R for the three months ended March 31, 2007 and 2006 was $1.2 million and $1.9 million, respectively. As of March 31, 2007 and 2006, the total remaining unrecognized compensation costs related to the unvested stock options amounted to $9.8 million and $7.4 million, respectively, which will be recognized over the weighted-average remaining requisite service period of 1.34 and 1.35 years, respectively.

The table below sets out stock-based compensation expenses recognized under SFAS 123R for the three months ended March 31, 2007 and 2006, together with CVR expenses related to options that vested in the period.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cost of product revenue	$120	$177
Research and development	306	543
Sales and marketing	328	407
General and administrative	449	747

	$1,203	$1,874

Stock compensation expense under SFAS 123(R) is expected to continue to have an effect on results of operations in future and this impact may be material.

In addition, we accounted for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued over their service periods, which approximate the vesting periods. Stock-based compensation expenses for non-employees were $30,000 and $9,800 for the three months ended March 31, 2007 and 2006, respectively.

Convertible debt valuation adjustments and interest income/(expense), net. In May 2006, we entered into a note purchase agreement with Pfizer under which Pfizer purchased the Pfizer Note in the principal amount of $25 million. In January 2007, we issued $30 million principal amount of the 0% Notes for an aggregate purchase price of approximately $22.5 million. Pursuant to the guidelines set forth in SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, we are required to separately value and account for certain derivative instruments that are embedded in the 0% Notes as assets or liabilities with adjustments to the fair value reflected in the statement of operations. We elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety. As a result of the issuance of the 0% Notes, we were required to separately value and account for certain derivative instruments that are embedded in the Pfizer Note, as assets or liabilities with adjustments to the fair value reflected in the statement of operations. We elected to early adopt SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” to initially and subsequently measure the Pfizer Note as a hybrid debt instrument in its entirety.

We obtained assistance from an independent valuation specialists to measure the fair value of the Pfizer Note. We used a binomial lattice model as the valuation technique to determine fair value using management assessments and inputs which utilize inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Inputs derived from quoted prices include our stock price, the average yield of B-bonds and the prices of Treasury instruments. Input from management assessments include the probability of certain events occurring during the term of the debt. For the three months ended March 31, 2007, this valuation led to a $0.7 million increase to the net carrying value of the Pfizer Note and a $3.4 million adjustment to adjust the carrying value of the 0% Notes, net of debt issuance costs, to fair value. The net adjustment to the carrying value of the Pfizer Note and the 0% Notes is reflected as a net unfavorable adjustment of $4.1 million in non-operating expense in the statement of operations. Such adjustments could be substantial in future quarters in certain circumstances, such as if the Company’s common stock price is higher than at March 31, 2007 level.

Interest income, net was $0.1 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively. The decrease was primarily due to higher interest expense as a result of a convertible promissory note entered with Pfizer. See Note 8, “Collaboration and Note Purchase Agreement,” to the financial statements for further discussion.

Contingent value rights revaluation. Our liability under the Contingent Value Rights, (“CVRs”), issued to ACLARA stockholders as part of the purchase consideration in the merger with ACLARA, was recorded at the closing of our merger with ACLARA at fair value, estimated using a calculation based on a Black-Scholes valuation of the underlying CVR securities of $0.66 per CVR. Because an active trading market had been established subsequent to the closing of the merger, this liability was revalued based on the actual closing price of the CVRs on the OTC Bulletin Board at the end of each quarter. This revaluation led to a $14,000 favorable adjustment to the liability and is reflected as a non-operating expense in the statement of operations for the three months ended March 31, 2006. In June 2006, the amount payable related to the outstanding CVRs was determined at $0.88 per CVR and a cash payment of approximately $57.0 million was made to CVR holders on June 14, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We expect our available cash, cash equivalents and short-term investments of $42.3 million at March 31, 2007, funds provided by the sale of our products, contract revenue, borrowing under accounts receivable and equipment financing arrangements will be adequate to fund our operations at least for the next twelve months.

We have funded our operations since inception primarily through public and private sales of common and preferred stock, issuance of convertible debt, equipment financing arrangements, product revenue, contract revenue, and a revolving line of credit. In particular, we have completed three private financings since our initial public offering in May 2000. In addition, during 2004 as the result of the merger with ACLARA, we acquired $74.8 million in cash and short term investments. In May 2006, we entered into an agreement with Pfizer for the purchase by Pfizer of the Pfizer Note in the amount of $25 million. The Pfizer Note is due in 2010 and interest on these borrowings is payable in cash or stock, at our option. In September 2006, we entered into a credit and security agreement with Merrill for a $10 million revolving credit line, under which borrowings are limited by eligible accounts receivable. In January 2007, we sold the 0% Notes to a single qualified institutional buyer. The principal amount of the 0% Notes is $30 million and reflecting the zero coupon nature of the notes, they were sold for an aggregate purchase price of $22.5 million. After fees and expenses, net proceeds to us were approximately $20.7 million. The 0% Notes may be called by the investor at December 31, 2011, December 31, 2016 or December 31, 2021, at a price equal to 100% of the accreted value. Although we expect our operating and capital resources will be sufficient to meet future requirements for at least the next twelve months, we may have to raise additional funds to continue the development and commercialization of our eTag technology and to support our business operations in general. These funds may not be available on favorable terms, or may not be available at all. If adequate funds are not available on commercially reasonable terms, we may be required to curtail operations significantly or sell significant assets and may not be able to continue as a going concern. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.

In connection with the merger with ACLARA, we issued CVRs to ACLARA stockholders and were obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined to be $0.88 per CVR and holders of assumed ACLARA options are entitled to receive a cash payment of $0.88, upon future exercise of those options, for each CVR that would have been issuable to them had the option been exercised prior to the CVR maturity date. At March 31, 2007, assumed ACLARA options to purchase 3.2 million shares of the Company’s common stock were outstanding, of which 3.1 million shares were vested. Upon exercise of these vested options, the Company will receive aggregate exercise proceeds of $6.7 million, offsetting the potential CVR payments of $2.7 million. See Note 4, “Contingent Value Rights,” of the financial statements for further discussion.

Net cash used in operating activities for the three months ended March 31, 2007 was $7.4 million. Net cash provided by operating activities for the three months ended March 31, 2006 was $0.3 million. Cash flows from operating activities primarily relates to operating losses and can vary significantly due to various factors including changes in accounts receivable, accrued liabilities and deferred revenue related to new arrangements with customers. The average collection period of our accounts receivable as measured in days sales outstanding can vary and is dependent on various factors, including the type of revenue (i.e. patient testing, pharmaceutical company testing or contract revenue), the payment terms related to that revenue, and whether the related revenue was recorded at the beginning or end of a period.

Net cash provided by investing activities of $8.6 million for the three months ended March 31, 2007 resulting primarily from net maturities of short-term investments of $9.0 million and capital expenditures of $0.4 million. Net cash used in investing activities of $4.6 million for the three months ended March 31, 2006, resulted primarily from net purchases of short-term investments of $4.0 million and capital expenditures of $0.6 million.

Net cash provided by financing activities of $18.9 million for the three months ended March 31, 2007 resulted primarily from $20.7 million in proceeds from the 0% Notes and $3.9 million in proceeds from the revolving credit line with Merrill, offset by payments on loans and capital lease obligations. Net cash provided by financing activities of $2.7 million for the three months ended March 31, 2006 resulted primarily from $3.0 million in proceeds from the exercise of stock options for approximately 2.2 million shares of common stock, offset by payments on loans and capital lease obligations.

At March 31, 2007, we leased a building with 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides us with an option to extend the term for an additional ten years. In addition, at December 31, 2006, we subleased approximately 27,000 square feet in South San Francisco, California. This sublease expires in December 2007.

As a result of the merger with ACLARA, at December 31, 2004, we assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. We also assumed a loan agreement for leasehold improvements at an interest rate of 8.5%per annum. On February 7, 2007, we entered into a lease termination agreement with the landlord to terminate the lease prior to its scheduled expiry. The termination of the lease was subject to a specified third party executing a new lease with the landlord on terms and conditions satisfactory to the landlord and the landlord has notified us that this has occurred. We have an obligation to pay the landlord specified amounts over the remainder of the former lease term, or through June 2009. As of March 31, 2007, the remaining obligation was $1.4 million which is included in the table below. Upon execution of the lease termination agreement, the loan agreement for leasehold improvements was paid in full in February 2007.

In August 2006, we entered into a loan agreement of $0.8 million to finance our insurance premiums at an interest rate of 7.84% per annum. The loan was paid in full in January 2007.

At March 31, 2007, future minimum payments, excluding the lease assignment guarantee described above, are as follows:

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Operating lease obligations	$2,520	$2,848	$89	$—	$5,457
Equipment financing arrangements	226	235	—	—	461
0% Convertible Senior Unsecured Note	—	—	30,000	—	30,000
3% Senior Secured Convertible Note	—	—	25,000	—	25,000
Convertible promissory note interest payment (1)	750	1,500	284	—	2,534
Loans payable	3,920	—	—	—	3,920

Total	$7,416	$4,583	$55,373	$—	$67,372

(1)	Subject to certain limitations, we are entitled to make such interest payments using shares of our common stock.

The contractual obligations discussed above are fixed costs. If we are unable to generate sufficient cash from operations to meet these contractual obligations, we may have to raise additional funds. These funds may not be available on favorable terms or at all.

Off-balance sheet arrangements. In June 2002, we assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In the event of default by the assignee, we would be contractually obligated for payments under the lease of: $0.5 million in 2007; $1.5 million in 2008; $1.6 million in 2009; $1.6 million in 2010 and $0.3 million in 2011.

Long term capital and liquidity considerations. We expect that we will have to make substantial investments in operating and capital expenditures as we develop and commercialize new clinical testing products and expand the availability of our current testing products.

For the three months ended March 31, 2007, we made capital expenditures of approximately $0.4 million. While we do not currently have any additional material commitments for future capital expenditures, we expect that we will have additional requirements for facilities and capital expenditures as we expand our clinical laboratory to accommodate commercial availability of eTag assays for oncology, expand our commercial infrastructure in anticipation of the introduction of oncology products, potentially establish an FDA compliant manufacturing facility and make our HIV and oncology assays available globally in support of drugs for which our tests may be important diagnostics. We have signed a short-term lease for additional facilities to accommodate anticipated increased administrative and marketing activities in 2007. In addition, our sublease on a building in South San Francisco of approximately 27,000 square feet expires at the end of 2007 and we are evaluating alternatives for 2008. The availability of facilities in South San Francisco is severely limited and there is no guarantee that we will be able to identify suitable space at a commercially reasonable cost. In addition, alternative facilities may not be in close proximity to our existing facilities and this could cause disruption and inefficiencies in our operations.

Due to increased market lease rates, the potential cost of moving to a new facility and the cost of leasehold improvements and equipment in an alternative facility, our capital and operating costs could increase substantially in connection with our leasing of additional or replacement facilities.

From time to time, we may consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, with the goal of further developing our business and maximizing stockholder value. Such transactions, if any, could materially affect our future liquidity and capital resources. We may need to obtain additional funding by entering into new collaborations and strategic partnerships to enable us to develop and commercialize our products. Even if we receive funding from future collaborations and strategic partnerships, we may need to raise additional capital in the public equity markets, through private equity financing or through debt financing. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve additional restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

Cumulative effect of change in accounting principle. We elected to early adopt SFAS 159, effective January 1, 2007, to measure the fair value of the Pfizer Note as a hybrid debt instrument in its entirety with adjustments to the fair value reflected as non-operating expense in the statement of operations. The impact of adopting SFAS 159 resulted in an adjustment for the cumulative-effect from a change in accounting principle of $2.2 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We elected to early adopt SFAS 159, effective January 1, 2007, to measure the fair value of the Pfizer Note as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the statement of operations. The effects of the adoption are shown in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Convertible debt valuation adjustments and interest income (expense), net”.

In September 2006, the FASB issued statement No. 157, “Fair value Measurements” (“SFAS 157”). This standard establishes the framework for measuring fair value and expands the disclosure requirement for fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We elected to early adopt SFAS 157, effective January 1, 2007 and concluded that FAS 157 is applicable to the valuation of the Pfizer Note and 0% Notes. The effects of the adoption are shown in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Convertible debt valuation adjustments and interest income/(expense), net”.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not impact our financial statements due to our history of net losses and fully reserved deferred tax assets. Interest and penalties are zero and the Company’s policy is to expense interest and penalties, if any, to income tax expense as incurred.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses the application of SFAS 133 to beneficial interests in securitized financial assets. SFAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The Company elected to adopt SFAS 155 to measure the fair value of the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the statement of operations. The effects of the adoption are shown in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Convertible debt valuation adjustments and interest income/(expense), net”.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principle if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investments as of March 31, 2007 would have potentially declined by approximately $0.1 million.

The fair market value of the 0% Notes, Pfizer Note and revolving credit line with Merrill are also subject to interest rate risk. Generally the fair market value of the 0% Notes will increase as interest rates fall and decrease as the interest rates rise, but the interest rate changes do not impact our financial position, cash flows or results of operations. We have exposure to changes in interest rates on our revolving credit line with Merrill, which bears interest at a rate per annum equal to a published LIBOR rate plus 4.75%. As of March 31, 2007 approximately $3.9 million was outstanding under the revolving credit line.

We do not utilize stand-alone derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion. However, we are required to separately value and account for certain derivative instruments that are embedded in both the 0% Notes and the Pfizer Note, as assets or liabilities with adjustments to the fair value reflected in the statement of operations. We used a binomial lattice model as the valuation technique to determine fair value using management assessments and inputs which utilize inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Inputs derived from quoted prices include our stock price, the average yield of B-bonds and the prices of Treasury instruments. Input from management assessments include the probability of certain events occurring during the form of the debt. For the three months ended March 31, 2007, this valuation led to a $0.7 million increase to the net carrying value of the Pfizer Note and a $3.4 million adjustment to adjust the carrying value of the 0% Notes, net of debt issuance costs to fair value. The net adjustment to the carrying value of the Pfizer Note and the 0% Notes is reflected as a net unfavorable adjustment of $4.1 million in non-operating expense in the statement of operations. Such adjustments could be substantial in future quarters in certain circumstances, such as if the Company’s common stock price is higher than at March 31, 2007 level.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Monogram Biosciences have been detected.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MONOGRAM BIOSCIENCES, INC.

PART II

Item 1.	Legal Proceedings

ACLARA, with which we merged, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. See Note 5, “Commitments and Contingencies,” to the financial statements included with this Quarterly Report on Form 10-Q for further discussion and a description of material developments in this legal proceeding.

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

We have marked with an asterisk (*) those risk factors below that reflect changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2007.

We have not achieved profitability and we anticipate continuing losses, which may cause our stock price to fall. *

We have experienced significant losses each year since inception, and we expect to continue to incur additional losses as we complete the development of the eTag technology and commercialize products for oncology. We have experienced losses applicable to common stockholders of $11.5 million for the three months ended March 31, 2007. As of March 31, 2007, we had an accumulated deficit of approximately $275.5 million, including a charge in 2004 of $100.6 million for in-process research and development related to our merger with ACLARA. We expect to continue to incur losses, primarily as a result of expenses related to:

•	research and product development costs, including the continued development and validation of the eTag technology and products based on that technology;

•	clinical studies to validate the effectiveness of eTag assays as tests for responsiveness of cancer patients to particular cancer therapies;

•	sales and marketing activities related to existing and planned products, including the development of a sales organization focused on the oncology market;

•	general and administrative costs to support growth of the business;

•	interest expense related to outstanding debt;

•	non-cash adjustments in our statement of operations to reflect changes in the fair value of the embedded derivatives in our outstanding convertible debt;

•	cost of relocating to new facilities on expiry of current leases, and higher market rent and capital and operating expenses as a result of the need for additional laboratory and office;

•	non-cash adjustments relating to stock-based compensation.

If our losses continue, our liquidity may be impaired, our stock price may fall and our stockholders may lose part or all of their investment.

New classes of drugs for treatment of HIV, including new drugs, such as Pfizer’s CCR5 antagonist, maraviroc, may not be successful in clinical trials and may not be approved by the FDA, and the drugs may not require our testing services when approved. If the drugs are approved by the FDA and require our testing services, we may not be able to adequately meet the demand for these services in all markets. *

Our testing services, including our Trofile Assay, have been used by certain pharmaceutical company customers, including Pfizer, in phase III clinical trials of the new class of CCR5 antagonist drugs. Pfizer’s CCR5 antagonist, maraviroc, is currently the subject of marketing applications that have been accepted for accelerated review by regulatory agencies in the U.S. As the clinical trial of maraviroc was completed in mid 2006, revenue from this trial, and total revenue have been reduced in the third and fourth quarters of 2006 and in the first quarter of 2007. Revenues are expected to be similarly reduced until the potential use of our Trofile Assay after the potential FDA approval of maraviroc.

If new drugs are approved, patient testing use of the Trofile assay could be an important source of future testing revenue. However, the likelihood of drugs receiving FDA approval is subject to significant uncertainty and is determined by factors outside of our control. Difficulties encountered by our pharmaceutical company customers related to patient enrollment, drug performance, regulatory considerations and other factors could cause trials to be delayed or terminated or cause the drugs not to get approved. If such events occurred, our revenues would be adversely affected and could decline. If safety or efficacy concerns arise related to the entire class of CCR5 antagonists, all clinical trials related to this class of drugs could be terminated and the drugs might not be approved by the FDA, which would abruptly and negatively impact our revenues. There is also no guarantee that our testing services will be required or used by physicians if the drugs are approved by the FDA. If such use does not develop after approval then these drugs will not generate significant future patient testing revenues. If the drugs are approved and our testing services are required for these drugs, we may not be able to deliver our testing services on a global basis in support of the drugs, which could damage our market position, adversely affect our business, and cause our revenues to decline. While there are a number of such new drugs in development, Pfizer’s CCR5 antagonist, maraviroc, is significantly further advanced in the clinical and regulatory process than any other CCR5 antagonist. A New Drug Application, or NDA, for maraviroc has been accepted by the FDA for priority review. Any difficulty related to this drug in particular would have a serious adverse affect on our revenues and business.

We derive a significant portion of our revenues from a small number of customers and our revenues may decline significantly if any major customer cancels, reduces or delays a purchase of our products. *

Our revenues to date consist, and are anticipated to consist in 2007, largely of sales of HIV testing products. We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 30% and 18% of our revenue for the three months ended March 31, 2007 and 2006, respectively. Pfizer represented approximately 11% and 33% of our total revenue for the three months ended March 31, 2007 and 2006, respectively. Quest Diagnostics Incorporated represented approximately 12% and 8% of our total revenue for the three months ended March 31, 2007 and 2006, respectively. Laboratory Corporation of America represented approximately 12% and 5% of our total revenue for the three months ended March 31, 2007 and 2006, respectively. Gross accounts receivable balances from Medicare and Medicaid represented 37% and 27% of gross accounts receivable balance at March 31, 2007 and December 31, 2006, respectively. It is likely that we will have significant customer concentration in the future. Following our entry into a Collaboration Agreement with Pfizer in May 2006, and the amendment of our services agreement with Pfizer, we expect Pfizer’s significance as a customer will grow. Although certain of our agreements with pharmaceutical company customers have provisions for minimum purchases, these provisions are generally subject to annual renewal or cancellation provisions. The loss of any major customer, a slowdown in the pace of increasing physician and physician group sales as a percentage of sales, cancellation or non-renewal of agreements with pharmaceutical company customers, the delay of significant orders from any significant customer, even if only temporary, or delays or terminations of clinical trials by pharmaceutical company customers, could have a significant negative impact on our revenues and our ability to fund operations from revenues, generate cash from operations or achieve profitability.

We may be unable to perform under our collaboration agreement with Pfizer, which could adversely affect our business.

Our collaboration agreement with Pfizer requires us to make our Trofile Assay available in the United States and to perform the assay for Pfizer in accordance with agreed upon performance standards. We are also obligated to undertake certain efforts to plan for, establish and maintain an infrastructure to support the availability of the assay in countries outside the United States designated by Pfizer.

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

In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) revenue arrangements entered into after June 15, 2003 that include multiple element arrangements are analyzed to determine whether the deliverables are divided into separate units of accounting or as a single unit of accounting. Revenues are allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. If all of the three required criteria under EITF 00-21 are met, then the deliverables would be accounted for separately, as performed. Otherwise, the arrangement would be accounted for as a single unit of accounting and the payments for performance obligations would be recognized as revenue over the estimated period of when the performance obligations are performed. If we cannot reasonably estimate when a performance obligation either ceases or becomes inconsequential, then revenue is deferred until we can reasonably estimate when the performance obligation ceases or becomes inconsequential.

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

The FDA may impose medical device regulatory requirements on our tests, including possible pre-market approval requirements, which could be expensive and time-consuming and could prevent us from marketing these tests. *

In the past, the FDA has not required that genotypic or phenotypic testing for HIV conducted at a clinical laboratory be subject to pre-marketing clearance or approval, although the FDA has stated that it believes its jurisdiction extends to tests generated in a clinical laboratory. We received a letter from the FDA in September 2001 that asserted such jurisdiction over in-house tests like our HIV resistance tests, but which also stated the FDA was not currently requiring pre-market approval for HIV monitoring tests such as ours provided that the promotional claims for such tests are limited to its analytical capabilities and do not mention the benefit of making treatment decisions on the basis of test results. The FDA letter to us also asserted that our GeneSeq ™ test had been misbranded due to the use of purchased analyte specific reagents, or ASRs, if test reports did not include a statement disclosing that the test has not been cleared or approved by the FDA. Since 2002, we have utilized in-house prepared ASRs in our products. The FDA has indicated in discussions that the focus of the letter was our genotypic tests and not our phenotypic tests, but there is no certainty its focus will remain narrow.

As our Trofile Assay has been used in phase III trials of CCR5 inhibitor drug candidates, we filed a master file with the FDA providing information about the specification and validation of the assay. We have had discussions with the FDA regarding this information and the use of our tests as a patient selection tool in such trials. While we currently believe that we will be able to provide our Trofile Assay as a CLIA based service for use as a patient selection tool for CCR5 drugs, such as maraviroc, once those drugs are approved by the FDA, there is no guarantee that the FDA will not seek to regulate such services. On April 24, 2007 during the FDA Advisory Panel meeting on maraviroc an FDA representative stated that the agency was continuing to review whether it could or should further regulate our Trofile Assay.

In September 2006, the FDA issued draft guidance related to the regulation of certain kinds of tests, multivariate index assays (“MIAs”) provided by CLIA labs. This draft guidance is currently subject to public comment and may be revised before being finalized. The draft guidance states that it applies to those tests provided by CLIA laboratories and that are categorized as IVD MIAs where multiple variables are analyzed, using complex statistical proprietary algorithms and the reported results may not be understood by physicians. It is not clear which tests may be covered by the final guidance when issued, when such guidance may be issued or what form of approval process may be required. There is no assurance that some or all of our current products and products in development, including those for HIV or for cancer based on the eTag technology, will not be covered by the final guidance. In addition, certain members of Congress have announced that they may introduce proposed legislation regarding laboratory testing, which may apply to current or future products.

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

In general, we cannot predict the extent of future FDA or other regulation, including congressional regulation, of our business. In the future, we might be subject to greater or different regulations that could have a material effect on our finances and operations. If we fail to comply with existing or additional FDA regulations, it could cause us to incur civil or criminal fines and penalties, increase our expenses, prevent us from increasing revenues, or hinder our ability to conduct our business.

With the broadening of our business from infectious disease to oncology, we are a larger and broader organization. If our management is unable to adequately manage the company, our operating results will suffer. *

As of March 31, 2007, our total number of employees was 320. Our proposed testing products using the eTag technology and our commercialization infrastructure have not yet been developed, and the two will need to be integrated as a necessary part of the development process. We do not have experience in commercializing testing products for use in the oncology field. We face challenges inherent in efficiently managing an increased number of employees and addressing new markets, including the need to implement appropriate systems, policies, benefits and compliance programs and the need to build a sales organization focused on oncologists.

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

To the extent the value of goodwill becomes impaired, we may be required to incur material non-cash charges relating to the impairment of those assets. The additional charges could adversely affect our financial results, including earnings (loss) per common share, which could cause the market price of our common stock to decline.

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

Government and third-party payors are attempting to contain or reduce the costs of healthcare and are challenging the prices charged for medical products and services. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare products. This could in the future limit the price that we can charge for our products or cause fluctuations in reimbursement rates for our products. This could hurt our ability to generate revenues. Significant uncertainty exists as to the reimbursement status of new medical products like the products we are currently developing and that we expect to develop, such as the Trofile Assay and eTag Assays for oncology. This will especially be the case if these products fail to show demonstrable value in clinical studies. If government and other third-party payors do not continue to provide adequate coverage and reimbursement for our testing products or do not authorize reimbursement for our planned products, our revenues will be reduced.

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

Billing complexities associated with health care payors could delay our accounts receivable collection, impair our cash flow and limit our ability to reach profitability. *

Billing for laboratory services is complex. Laboratories must bill various payors, such as Medicare, Medicaid, insurance companies, doctors, employer groups and patients, all of whom have different requirements. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 30% and 18% of our revenue for the three months ended March 31, 2007 and 2006, respectively. In addition, gross accounts receivable balances from Medicare and Medicaid represented 37% and 27% of gross accounts receivable balance at March 31, 2007 and December 31, 2006, respectively. Billing difficulties often result in a delay in collecting, or ultimately an inability to collect, the related receivable. This impairs cash flow and ultimately reduces profitability if we are required to record bad debt expense and/or contractual adjustments for these receivables. Our accounts receivable balances have decreased in 2006 from 2005 but increased in 2005 from 2004. We recorded bad debt expense of $0.3 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively.

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

The commercial opportunity for our products will be reduced or eliminated if our competitors develop and market new testing products that are superior to, or are less expensive than, the testing products that we develop using our proprietary technology. The biotechnology industry evolves at a rapid pace and is highly competitive. Our competitors for our HIV resistance testing products include manufacturers and distributors of phenotypic and genotypic drug resistance technology, such as Tibotec-Virco, a division of Johnson & Johnson, Specialty Laboratories, Applied Biosystems Group, Visible Genetics, a division of Siemens, Viralliance, and reference and academic laboratories. For our Trofile Assay, we are not aware of any other products currently available for this application. However, we are aware of efforts by third parties to develop competitive assays using phenotypic and genotypic approaches. We believe genotypic approaches to the identification of tropism are thought to be significantly less precise than our phenotypic approach. However, we cannot be assured that simpler, less expensive tropism tests will not be developed and commercialized.

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

With respect to our viral disease portfolio, as of March 31, 2007 we have approximately 100 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 48 issued patents. With respect to our potential oncology products and eTag technology, we currently have approximately 56 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 21 issued patents. We have 110 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 87 issued or allowed patents, relating to the historic microfluidics business of ACLARA.

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

We may be subject to litigation, which would be time consuming and divert our resources and the attention of our management. *

ACLARA, with which we merged in December 2004, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001 and is now captioned ACLARA BioSciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering, or IPO, as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s March 20, 2000 IPO through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market. The complaint also alleges that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers who went public between 1998 and 2000 have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including ACLARA defendants) was filed by the entire group of issuer defendants in these similar actions. On February 19, 2003, the Court in this action issued its decision on the defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to ACLARA but denied the motion to dismiss Section 11 claim as to ACLARA and virtually all of the other defendants. On June 26, 2003, the plaintiffs in the consolidated class action lawsuits announced a proposed settlement with ACLARA and the other issuer defendants. The proposed settlement, which was approved by ACLARA’s board of directors, provides that the insurers of all settling issuers will guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling issuers will make up the difference. Under the proposed settlement, the maximum amount that could be charged to ACLARA’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would be approximately $3.9 million. We believe that ACLARA had sufficient insurance coverage to cover the maximum amount that we may be responsible for under the proposed settlement. On August 31, 2005, the Court granted unconditional preliminary approval of the proposed settlement. On April 24, 2006, the District Court held a fairness hearing to determine whether the proposed settlement should be approved. The Court has not yet decided whether to approve the settlement. On December 5, 2006, the United States Court of Appeals for the 2nd Circuit issued a decision in In re: Initial Public Offering Securities Litigation (Docket No. 05-3349-cv), reversing the District Court’s finding that six focus cases involved in this litigation could be certified as class actions. It is not yet clear what impact the decision may have on the proposed settlement agreement. Plaintiffs filed a petition for rehearing and/or for en banc review of the Second Circuit’s decision, and the Court indicated that it would not make any decision regarding the proposed settlement until the Second Circuit had decided whether to consider a rehearing. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but allowed the plaintiffs to request that the district court certify a more limited class. On April 23, 2007, plaintiffs requested 30 days to report to the District Court on how they wish to proceed regarding class certification. The District Court indicated that a new class definition was a priority for the issuers’ proposed settlement agreement, and scheduled a conference for May 30, 2007, to discuss this as well as other issues.

Due to the inherent uncertainties of litigation and assignment of claims against the underwriters, and because the settlement has not yet been finally approved by the District Court, the ultimate outcome of the matter cannot be predicted.

Our operating results may fluctuate from quarter to quarter, making it likely that, in some future quarter or quarters, we will fail to meet estimates of operating results or financial performance, causing our stock price to fall. *

If revenue declines in a quarter, our losses will likely increase or our earnings will likely decline because many of our expenses are relatively fixed. Though our revenues may fluctuate significantly as we continue to build the market for our products, expenses such as research and development, sales and marketing and general and administrative are not affected directly by variations in revenue. The cost of our product revenue could also fluctuate significantly due to variations in the demand for our products and the relatively fixed costs to produce them. In addition, we could experience significant fluctuations in our statement of operations for stock-based compensation. We will not be able to accurately predict how volatile our future operating results will be because our past and present operating results, which reflect moderate sales activity, are not indicative of what we might expect in the future. Additionally, our revenues may fluctuate due to the timing of clinical trials, such as Pfizer’s phase III clinical trial for maraviroc. As a result it will be very difficult for us to forecast our revenues accurately and it is likely that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results will be difficult to predict, period-to-period comparisons of our results of operations may not be a good indication of our future performance.

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

Concentration of ownership among some of our stockholders may prevent other stockholders from influencing significant corporate decisions. *

As of March 31, 2007, approximately 57% of our common stock is beneficially held by our directors, our executive officers, and greater than five percent stockholders. The most significant of these stockholders in terms of beneficial ownership are Perry Corp., Federated Investors, Inc., Stephens Investment Management, Inc., Kenneth F. Siebel, Highbridge International and Pfizer. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control of Monogram Biosciences at a premium price if these stockholders oppose it.

If our stockholders or convertible note holders sell substantial amounts of our common stock, the market price of our common stock may fall. *

If our stockholders or convertible note holders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, or conversion of our outstanding convertible debt, the market price of our common stock may fall. As of March 31, 2007 we had outstanding options under our employee stock options plan to purchase 21.6 million shares of our common stock, which represents approximately 16% of our common stock outstanding on March 31, 2007, at a weighted-average price of $2.33 per share. Our outstanding convertible notes are convertible at the option of the holders into shares of our common stock. We filed a registration statement with the SEC for the shares of common stock issuable upon conversion of the 0% Notes. We have also registered the shares issuable upon conversion of the Pfizer Note. Accordingly, so long as these registration statements are effective, the common stock issued upon conversion of the 0% Notes and the Pfizer Note will be freely tradable in the public markets without restriction. The conversion of these notes into common stock could result in the issuance of a substantial number of shares and substantial dilution to our stockholders. Sales of substantial amounts of our common stock, including hedging activities by our convertible note holders, or the perception that such sales could occur, whether currently outstanding, or issued as the result of option exercises or conversion of convertible debt, might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Sales of a substantial number of shares could occur at any time. This may decrease the price of our common stock and may impair our ability to raise capital in the future.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Our stock price has fluctuated widely during the last few years from a low of $0.72 per share in September 2002 to a high of $4.40 per share in January 2004. The following factors, in addition to other risk factors described in this section, may have a significant negative impact on the market price of our common stock:

•	period-to-period fluctuations in financial results;

•	financing activities;

•	hedging activities by holders of our convertible notes;

•	litigation;

•	delays in product introduction, launches or enhancements, including delays in completing the development of the eTag technology and products based on that technology;

•	announcements of technological innovations or new commercial products by our competitors;

•	results from clinical studies;

•	adverse developments in the clinical trials of drugs under development by our pharmaceutical company customers;

•	adverse clinical or regulatory developments related to drugs, such as Pfizer’s maraviroc, for which our tests are used in patient selection or monitoring;

•	developments concerning proprietary rights, including patents;

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or our own products or products under development;

•	regulatory developments in the United States and foreign countries;

•	changes in payor reimbursement policies;

•	limitations on the ability to recognize revenue from complex collaborations; and

•	economic and other external factors or other disaster or crisis.

A low or volatile stock price may negatively impact our ability to raise capital and to attract and maintain key employees.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On March 29, 2007 the Board of Directors approved an increase to the cash compensation payable to our non-employee directors. In 2007, each of the non-employee directors shall receive an annual retainer of $20,000, paid in equal quarterly installments, a fee of $2,000 for each Board of Directors meeting attended in person, a fee of $500 for each Board of Directors meeting attended by phone and a fee of $500 for each committee meeting attended by committee members. In addition, the chair of the Audit Committee will receive an annual retainer of $10,000 and the chair of the Compensation Committee will receive an annual retainer of $5,000.

The unaudited financial statements included in this Quarterly report on Form 10-Q contain updated information from that which the Company furnished on May 2, 2007 in the Form 8-K, including a non-cash $4.1 million increase in the convertible debt valuation adjustments expense, which is reflected in non-operating expense and a $2.2 million cumulative-effect of a change in accounting principle from adopting SFAS 159 for the three months ended March 31, 2007. The updated information does impact the previously reported net loss per common share for the three months ended March 31, 2007.

Corresponding updates have been made to the financial information previously furnished by the Company and can be found on the “News” page of the Company’s website under “Investors”.

Item 6.	Exhibits

Exhibit Footnote	Exhibit Number
(2)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(2)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(3)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(4)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(2)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(2)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(2)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(2)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(2)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(1)	3.5	Bylaws, as currently in effect.

	4.1	Reference is made to Exhibits 3.1 through 3.5.

(4)	4.2	Specimen Stock Certificate.

(3)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

(5)	10.45	Securities Purchase Agreement, dated January 11, 2007, by and between Monogram Biosciences, Inc. and a qualified institutional buyer party thereto.

(5)	10.46	Registration Rights Agreement, dated January 11, 2007, by and between Monogram Biosciences, Inc. and a qualified institutional buyer party thereto.

(5)	10.47	Form of Indenture by and between Monogram Biosciences, Inc. and U.S. Bank National Association, as trustee.

(5)	10.48	Form of Subordination Agreement among Monogram Biosciences, Inc. , Pfizer, Inc. and U.S. Bank National Association, as trustee.

(5)	10.49	Form of Amended and Restated Monogram Biosciences, Inc. 3.0% Senior Secured Convertible Note Due May 19, 2010, issued to Pfizer, Inc.

	10.50	Summary of 2007 Bonus Plan.

	10.51	Summary of 2007 Non-Employee Director Compensation.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934.

(1)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on February 8, 2007 and incorporated herein by reference.

MONOGRAM BIOSCIENCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on May 10, 2007.

Monogram Biosciences, Inc.

By:	/s/ William D. Young
William D. Young
Chief Executive Officer (On Behalf of the Registrant)

/s/ Alfred G. Merriweather
Alfred G. Merriweather
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

MONOGRAM BIOSCIENCES, INC.

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number
(2)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(2)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(3)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(4)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(2)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(2)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(2)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(2)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(2)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(1)	3.5	Bylaws, as currently in effect.

	4.1	Reference is made to Exhibits 3.1 through 3.5.

(4)	4.2	Specimen Stock Certificate.

(3)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

(5)	10.45	Securities Purchase Agreement, dated January 11, 2007, by and between Monogram Biosciences, Inc. and a qualified institutional buyer party thereto.

(5)	10.46	Registration Rights Agreement, dated January 11, 2007, by and between Monogram Biosciences, Inc. and a qualified institutional buyer party thereto.

(5)	10.47	Form of Indenture by and between Monogram Biosciences, Inc. and U.S. Bank National Association, as trustee.

(5)	10.48	Form of Subordination Agreement among Monogram Biosciences, Inc. , Pfizer, Inc. and U.S. Bank National Association, as trustee.

(5)	10.49	Form of Amended and Restated Monogram Biosciences, Inc. 3.0% Senior Secured Convertible Note Due May 19, 2010, issued to Pfizer, Inc.

	10.50	Summary of 2007 Bonus Plan.

	10.51	Summary of 2007 Non-Employee Director Compensation.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934.

(1)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed on February 8, 2007 and incorporated herein by reference.