Form 10-Q
period 2007-06-30
Monogram Biosciences, Inc.
filed 2007-08-09
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

As of August 2, 2007 there were 132,245,319 shares of the registrant’s common stock outstanding.

MONOGRAM BIOSCIENCES, INC.

MONOGRAM BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2007	December 31, 2006
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$14,712	$8,263
Short-term investments	21,853	22,867
Accounts receivable, net	7,991	6,849
Prepaid expenses	1,080	1,234
Inventory	1,073	961
Other current assets	634	378

Total current assets	47,343	40,552
Property and equipment, net	7,661	7,463
Goodwill	9,927	9,927
Deferred costs	3,687	1,783
Other assets	876	1,120

Total assets	$69,494	$60,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,849	$1,271
Accrued compensation	3,420	2,258
Accrued liabilities	3,994	4,720
Current portion of restructuring costs	637	1,128
Deferred revenue, current portion	689	404
Current portion of loans payable and capital lease obligations	5,607	6,355
Contingent value rights	2,828	2,813

Total current liabilities	19,024	18,949
Long-term 3% convertible promissory note	21,959	25,000
Long-term 0% convertible promissory note	21,136	—
Long-term portion of restructuring costs	579	868
Long-term deferred revenue	4,106	1,783
Other long-term liabilities	375	337

Total liabilities	67,179	46,937

Stockholders’ equity:
Common stock	132	131
Additional paid-in capital	281,620	277,892
Accumulated other comprehensive loss	(16)	(124)
Accumulated deficit	(279,421)	(263,991)

Total stockholders’ equity	2,315	13,908

Total liabilities and stockholders’ equity	$69,494	$60,845

(1)	The condensed balance sheet as of December 31, 2006 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to Condensed Financial Statements.

MONOGRAM BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Product revenue	$8,907	$12,757	$18,006	$25,003
Contract revenue	485	620	803	1,623
License revenue	300	—	300	—

Total revenue	9,692	13,377	19,109	26,626

Operating costs and expenses:
Cost of product revenue	5,327	5,664	11,032	11,345
Research and development	5,176	5,208	10,507	9,783
Sales and marketing	4,159	4,067	8,102	7,445
General and administrative	3,629	4,282	7,857	7,863

Total operating costs and expenses	18,291	19,221	37,498	36,436

Operating loss	(8,599)	(5,844)	(18,389)	(9,810)
Convertible debt valuation adjustment and interest income (expense), net	4,727	544	717	1,143
Contingent value rights valuation adjustment	—	(16,464)	—	(16,450)

Net loss before cumulative effect of change in accounting principle	(3,872)	(21,764)	(17,672)	(25,117)
Cumulative effect of change in accounting principle	—	—	2,242	—

Net loss after cumulative effect of change in accounting principle	$(3,872)	$(21,764)	$(15,430)	$(25,117)

Basic and diluted net loss per common share before cumulative effect of change in accounting principle	$(0.03)	$(0.17)	$(0.13)	$(0.19)
Cumulative effect per share of change in accounting principle	$—	$—	$0.01	$—

Basic and diluted net loss per common share after cumulative effect of change in accounting principle	$(0.03)	$(0.17)	$(0.12)	$(0.19)

Weighted-average shares used in computing basic and diluted net loss per common share	132,026	130,348	131,805	129,983

See accompanying notes to Condensed Financial Statements.

MONOGRAM BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(15,430)	$(25,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Contingent value rights revaluation	—	17,082
Contingent value rights revaluation payment	—	(14,277)
Convertible debt valuation adjustment	(408)	—
Cumulative effect of change in accounting principle	(2,242)	—
Depreciation and amortization	1,647	1,515
Stock-based compensation expense	2,245	3,293
Provision for doubtful accounts	378	333
Loss on disposal of property and equipment	94	—
Change in assets and liabilities:
Accounts receivable	(1,520)	1,753
Prepaid expenses	150	339
Inventory	(112)	(139)
Other current assets	(256)	224
Accounts payable	578	(628)
Accrued compensation	1,162	92
Accrued liabilities	(361)	1,643
Accrued restructuring costs	(780)	(313)
Contingent value rights	15	—
Deferred revenue, current portion	285	441
Other long-term liabilities	391	8

Net cash used in operating activities	(14,164)	(13,751)

INVESTING ACTIVITIES:
Purchases of short-term investments	(13,878)	(15,035)
Maturities and sales of short-term investments	15,000	40,978
Capital expenditures	(1,446)	(1,196)
Restricted cash	—	50
Other assets	—	(361)

Net cash (used in) provided by investing activities	(324)	24,436

FINANCING ACTIVITIES:
Principal payments on loans payable and capital lease obligations	(10,191)	(508)
Proceeds from 0% convertible promissory note	20,746	—
Proceeds from 3% convertible promissory note	—	25,000
Proceeds from loans payable	9,272	—
Contingent value rights payment	—	(42,787)
Proceeds from issuance of common stock	1,110	3,578

Net cash provided by (used in) financing activities	20,937	(14,717)

Net increase (decrease) in cash and cash equivalents	6,449	(4,032)
Cash and cash equivalents at the beginning of the period	8,263	7,616

Cash and cash equivalents at the end of the period	$14,712	$3,584

SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Convertible promissory note interest payment	$374	$—
Assets acquired under capital leases	$245	$—

See accompanying notes to Condensed Financial Statements.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared by Monogram Biosciences, Inc., also referred to as the Company, Monogram, we, us, or our, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair statement have been included. Operating results for the three-month and six-month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or any other future periods. The condensed balance sheet as of December 31, 2006, has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. FSP EITF 00-19-2 requires contingent obligations under a registration payment arrangement to be recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies” (“FAS 5”). FAS 5 requires loss contingencies to be accrued and expensed if they are probable and reasonably estimable. Effective January 1, 2007, the Company adopted FSP ETF 0-19-2. The adoption of FSP EITF 00-19-2 has not impacted our financial statements as the Company determined that no contingent liability was required to be recognized relating to the Company’s 0% Convertible Senior Unsecured Notes and the Pfizer Note, issued on January 11, 2007, and June 23, 2006, respectively, that contained registration payment arrangements.

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

Cumulative Effect of a Change in Accounting Principle.

Cumulative effect of change in accounting principle. We elected to early adopt SFAS 159, effective January 1, 2007, to measure the fair value of the Pfizer Note as a hybrid debt instrument in its entirety with adjustments to the fair value reflected as a non-operating expense in the statement of operations. The impact of adopting SFAS 159 resulted in an adjustment for the cumulative effect of change in accounting principle of $2.2 million for the six months ended June 30, 2007.

2. INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. If inventory costs exceed expected market value due to obsolescence or lack of demand, reserves are recorded for the difference between the cost and the estimated market value. These reserves are based on estimates. Inventory consists of the following:

	June 30, 2007	December 31, 2006
	(In thousands)
Raw materials	$670	$685
Work in process	403	276

Total	$1,073	$961

3. LOSS PER COMMON SHARE

Basic loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented. Diluted loss per common share would give effect to the dilutive impact of potential common shares, which consists of convertible promissory notes (using the as-if converted method), warrants and stock options (using the treasury stock method). Potentially dilutive securities have been excluded from the diluted loss per common share computations in all periods presented as such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss. At June 30, 2007 and 2006, these potentially dilutive securities are as follows:

	June 30,
	2007	2006
	(In thousands)
Convertible promissory notes (as if converted basis)	21,148	9,243
Outstanding warrants	719	1,738
Outstanding stock options	21,835	19,081

	43,702	30,062

4. CONTINGENT VALUE RIGHTS

As part of the merger with ACLARA BioSciences, Inc. (“ACLARA”), the Company issued Contingent Value Rights (“CVRs”) to ACLARA stockholders and was obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined at $0.88 per CVR and holders of assumed ACLARA options are entitled to receive a cash payment of $0.88, upon future exercise of those options, for each CVR that would have been issuable to them had the option been exercised prior to the CVR maturity date. At June 30, 2007, assumed ACLARA options to purchase 3.2 million shares of the Company’s common stock were outstanding, of which 3.1 million shares were vested. The aggregate potential liability related to all these options at June 30, 2007, was $2.8 million. Of this, $2.7 million is reflected on the balance sheet in current liabilities at June 30, 2007, in respect to options vested and the remainder will be recognized as the options vest in the future. Upon exercise of these vested options, the Company will receive aggregate exercise proceeds of $6.7 million, offsetting the potential CVR payments of $2.7 million.

5. COMMITMENTS AND CONTINGENCIES

Commitments

At June 30, 2007, the Company leased a building with 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides the Company with an option to extend the term for an additional ten years. In addition, the Company subleased approximately 27,000 and 9,000 square feet of building space in South San Francisco, California, which expires in December 2007 and August 2008, respectively.

As a result of the merger with ACLARA, at December 31, 2004, the Company assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. On February 7, 2007, the Company entered into a lease termination agreement with the landlord to terminate the lease prior to its scheduled expiry. The termination of the lease was subject to a specified third party executing a new lease with the landlord on terms and conditions satisfactory to the landlord and the landlord has notified the Company that this has occurred. The Company has an obligation to pay the landlord specified amounts over the remainder of the former lease term, or through June 2009. As of June 30, 2007, the remaining obligation was $1.2 million which is included in the table below.

In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.3 million in 2007; $1.5 million in 2008; $1.6 million in 2009; $1.6 million in 2010 and $0.7 million in 2011.

In connection with the merger with ACLARA, the Company is obligated to make cash payments of $0.88 per share to holders of assumed ACLARA stock options upon future exercise of those options. See Note 4, “Contingent Value Rights,” to the financial statements for further discussion.

At June 30, 2007, future minimum payments, excluding the lease assignment guarantee and CVR’s described above, are as follows:

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Operating lease obligations	$2,266	$2,556	$—	$—	$4,822
Equipment financing arrangements	226	179	—	—	405
0% Convertible Senior Unsecured Note	—	—	30,000	—	30,000
3% Senior Secured Convertible Note	—	—	25,000	—	25,000
Convertible promissory note interest payment (1)	565	1,500	284	—	2,349
Loans payable	5,380	—	—	—	5,380

Total	$8,437	$4,235	$55,284	$—	$67,956

(1)	Subject to certain limitations, the Company is entitled to make such interest payments using shares of its common stock.

Contingencies

The Company was informed by Bayer Diagnostics (now a unit of Siemens AG) or Bayer, in 2004, that it believed the Company requires one or more licenses to patents controlled by Bayer in order to conduct certain of the Company’s current and planned operations and activities. The Company, in turn, believes that Bayer may require one or more licenses to patents controlled by the Company. Although the Company believes it does not need a license from Bayer for its HIV products, the Company has had discussions with Bayer concerning the possibility of entering into a cross-licensing or other arrangement, and believes that if necessary, licenses from Bayer would be available to the Company on commercial terms.

ACLARA, with which the Company merged, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001 and is now captioned ACLARA BioSciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering, or IPO, as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s March 20, 2000 IPO through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market. The complaint also alleges that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers who went public between 1998 and 2000 have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including ACLARA defendants) was filed by the entire group of issuer defendants in these similar actions. On February 19, 2003, the Court in this action issued its decision on the defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to ACLARA but denied the motion to dismiss Section 11 claim as to ACLARA and virtually all of the other defendants. On June 26, 2003, the plaintiffs in the consolidated class action lawsuits announced a proposed settlement with ACLARA and the other issuer defendants. The proposed settlement, which was approved by ACLARA’s board of directors, provides that the insurers of all settling issuers will guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling issuers will make up the difference. Under the proposed settlement, the maximum amount that could be charged to ACLARA’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would be approximately $3.9 million. The Company believes that ACLARA had sufficient insurance coverage to cover the maximum amount that the Company may be responsible for under the proposed settlement. On August 31, 2005, the Court granted unconditional preliminary approval of the proposed settlement. On April 24, 2006, the District Court held a fairness hearing to determine whether the proposed settlement should be approved. The District Court did not reach an opinion on this issue, because on December 5, 2006, the United States Court of Appeals for the 2nd Circuit issued a decision in re: Initial Public Offering Securities Litigation (Docket No. 05-3349-cv), reversing the District Court’s finding that six focus cases involved in this litigation could be certified as class actions. Plaintiffs filed a petition for rehearing and/or for en banc review of the Second Circuit’s decision, and the District Court indicated that it would not make any decision regarding the proposed settlement until the Second Circuit had decided whether to consider a rehearing. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but allowed the plaintiffs to request that the district court certify a more limited class. On April 23, 2007, plaintiffs requested 30 days to report to the District Court on how they wish to proceed regarding class certification.

The District Court indicated that a new class definition was a priority for the issuers’ proposed settlement agreement, and met on May 30, 2007, to discuss this as well as other issues. During the May 30, 2007 conference, the plaintiffs orally moved for revised class certification and stated that they will seek mixed class and merits discovery in advance of their opening brief on class certification. The plaintiffs also indicated that they may seek discovery from issuers in cases other than the six focus cases. On June 25, 2007, the parties submitted a stipulation to terminate the settlement, which was granted by Court Order. On June 26, 2007, plaintiffs served a document request on all issuer defendants. On June 27, 2007, the Court held a conference with counsel for all three groups in the case. The parties agreed that the plaintiffs had until July 31, 2007, to file any Amended Complaints. In addition, the Court set the following briefing schedule for class certification: opening briefs due by September 27, 2007, responses due by December 21, 2007, and reply briefs due by February 15, 2008. Finally, the plaintiffs had until July 11, 2007, to respond to the underwriters’ motion, joined by the issuers, regarding the statute of limitations. There was a conference with the Court to address discovery issues on July 25, 2007; however, the conference was adjourned at the request of the parties, and has not been rescheduled. On July 31, 2007, the plaintiffs requested that the Court extend the deadline to August 14, 2007, for filing any Amended Complaints. The Court has not yet granted this request.

Due to the inherent uncertainties of litigation and assignment of claims against the underwriters, and because the settlement has not yet been finally approved by the District Court, the ultimate outcome of the matter cannot be predicted.

License Agreements

Historically, the Company has licensed technology from Roche Diagnostics Corporation (“Roche”) that the Company uses in its PhenoSense and GeneSeq tests. The Company held a non-exclusive license for the life of the patent term of the last licensed Roche patent. The Company was notified by Roche that the license had terminated in March 2005 because the last licensed patent had expired. However, Roche advised the Company that additional licenses may be necessary for certain other patents and has offered a license to these patents. The Company believes that, if necessary, such licenses will be available on commercially acceptable terms.

6. RESTRUCTURING

In connection with the Company’s merger with ACLARA, the Company has taken actions to integrate and restructure the former ACLARA operations. A restructuring accrual was established for the costs of vacating and subleasing the Mountain View facility, including an estimate of the excess of our lease costs over our anticipated sublease income and for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. The accrual established at the closing of the merger related to the Mountain View facility was $3.0 million. In addition, a restructuring accrual of $1.1 million was established for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. Additional restructuring accruals, due to delays in vacating and subleasing the Mountain View facility, were recorded in the amounts of $1.6 million and $0.3 million in 2005 and 2006, respectively. The initial charge of $1.6 million to the estimates of completing the approved restructuring plans was recorded in goodwill and subsequent adjustments to these estimates have been recorded in the Company’s results of operations. In February 2007, the Company executed a termination agreement with respect to the lease in exchange for a reduced but fixed payment commitment over the remainder of the previous lease term.

The following table sets forth the components of the restructuring charges:

	Abandonment of Facilities	Severance	Total
	(In thousands)
Liabilities assumed in merger with ACLARA	$3,000	$1,054	$4,054
Amounts paid in cash	(3,748)	(1,054)	(4,802)
Change in estimate for restructuring costs related to Mountain View facility	1,964	—	1,964

Balance at June 30, 2007	1,216	—	1,216
Current portion	$637	$—	$637

Long-term portion	$579	$—	$579

7. 0% CONVERTIBLE SENIOR UNSECURED NOTES

In January 2007, the Company entered into a Securities Purchase Agreement to sell $30 million principal amount of a 0% Convertible Senior Unsecured Note (the “0% Notes”) to a single qualified institutional buyer. The aggregate purchase price for the 0% Notes was approximately $22.5 million. Although due in 2026, the 0% Notes may be called by the holder of the 0% Notes at December 31, 2011, December 31, 2016 or December 31, 2021, at a price equal to 100% of the accreted value. Prior to the fifth year anniversary of the issuance of the Notes, the accreted value is the sum of (a) the issue price of each Note and (b) the portion of the excess of the principal amount of each note over the issue price which has been amortized, in accordance with the indenture under which the 0% Notes are governed, at the rate of 5.84% per annum from the issue date through the date of determination. After the fifth anniversary of the issue date of the Notes, the accreted value will be equal to the principal amount of the Notes.

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

Pursuant to a Registration Rights Agreement, dated as of January 11, 2007, by and between the Company and the qualified institutional buyer (“Registration Rights Agreement”), the Company filed a shelf registration statement with respect to the resale of the 0% Notes and the common stock issuable upon conversion thereof. This registration statement was declared effective on July 9, 2007. In the event the Company fails to comply with its ongoing obligations under the Registration Rights Agreement, it will be obligated to make additional payments to the holders of the 0% Notes.

The Company has the option to cause all or any portion of the 0% Notes to automatically convert at such time as the closing price of the Company’s common stock is greater than $3.15 for twenty out of thirty consecutive trading days and provided that certain other conditions are satisfied. Upon any such automatic conversion, the Company initially will pay the holders a premium make-whole amount equal to $84.7526 per $1,000 principal amount of 0% Notes so converted, such premium make-whole being reduced over the initial 3 year period following the closing. The premium make-whole amount may be paid in shares of common stock upon any such automatic conversion, provided that certain additional conditions are satisfied.

The 0% Notes are subordinated to all of the Company’s present senior debt, including the $25 million 3% Senior Secured Convertible Note, due May 19, 2010, issued to Pfizer Inc (“Pfizer”) in May 2006 (“the Pfizer Note”), as amended as described below, and the Company’s line of credit with Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. (“Merrill”).

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

The Company will be required, under the terms of the 0% Notes, to repurchase the outstanding accreted value of the 0% Notes at the election of the holder upon certain change of control events described in the 0% Notes, or if the Company’s common stock is no longer listed on a United States national securities exchange, quoted on The NASDAQ Global Market, or approved for trading and/or eligible for quotation on an established automated over-the-counter trading market in the United States, including the OTC Bulletin Board but excluding the “pink sheets”. or any similar quotation system. In addition, under such circumstances the Company also would be obligated to pay the premium make-whole amount described above and certain other amounts.

An event of default under the 0% Notes will occur if the Company: is delinquent in making certain payments due under the 0% Notes; fails to deliver shares upon conversion of the 0% Notes; fails to deliver certain required notices under the 0% Notes; fails, following notice, to cure a breach of a covenant under the 0% Notes, the securities purchase agreement, the registration rights agreement, the subordination agreement with Pfizer described below, or the indenture described below (together, the “Transaction Documents”); certain events of default occur with respect to other indebtedness; certain bankruptcy proceedings are commenced or orders granted; a representation or warranty made under the Transaction Documents is materially inaccurate and continues uncured following notice; the Company fails to file certain periodic reports with the Securities and Exchange Commission (subject to certain grace periods); or the Company incurs certain types of indebtedness prohibited under the terms of the 0% Notes. If an event of default occurs, the indebtedness under the 0% Notes could be accelerated, such that it becomes immediately due and payable. The Company is in compliance with all covenants under the 0% Notes.

In connection with the sale of the 0% Notes, the Company, Pfizer and U.S. Bank, National Association, as trustee, entered into a subordination agreement. The subordination agreement sets forth the terms under which the 0% Notes are subordinated to the Pfizer Note. As a condition to the entry into the subordination agreement, the Company and Pfizer amended the Note Purchase Agreement, dated May 5, 2006, between Pfizer and the Company, and amended and restated the Pfizer Note, to conform to certain terms of the subordination agreement. As amended, the Pfizer Note provides that the Company will be in default, thereof, if (i) an event of default occurs and is continuing under the 0% Notes and (ii) the trustee or any holders of the 0% Notes give notice to the Company of its or their intent to either accelerate the 0% Notes or exercise any other remedies, thereunder (subject to certain limited exceptions).

In accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, the Company is required to separately value and account for certain derivative instruments that are embedded in the 0% Notes, as assets or liabilities with adjustments to the fair value reflected in the statement of operations. Accordingly, the change in the net carrying amount to the fair value recognized includes unamortized debt issuance costs. The Company elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety. The Company obtained assistance from an independent valuation specialist to measure the fair value of the 0% Notes. The Company used a binomial lattice model as the valuation technique to determine fair value using management assessment and inputs which utilize inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Inputs derived from quoted prices include the Company’s stock price, the average yield of B-bonds and the prices of Treasury instruments. Input from management assessment includes the probability of certain events occurring during the term of the debt. For the three and six months ended June 30, 2007, this valuation led to a $3.0 million favorable adjustment and $0.4 million unfavorable adjustment, respectively, to the convertible debt to adjust the carrying value of the 0% Notes, net of debt issuance costs to fair value. This net adjustment is reflected as a non-operating expense in the statement of operations. As of June 30, 2007, the fair value and unpaid principal balance of the 0% Notes was $21.1 million and $23.2 million, respectively.

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

In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) revenue arrangements entered into after June 15, 2003 that include multiple element arrangements are analyzed to determine whether the deliverables are divided into separate units of accounting or as a single unit of accounting. Revenues are allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and, (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. If all of the three required criteria under EITF 00-21 are met, then the deliverables would be accounted for separately, completed as performed. Otherwise, the arrangement would be accounted for as a single unit of accounting and the payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed. If the Company cannot reasonably estimate when its performance obligation either ceases or becomes inconsequential, then revenue is deferred until the Company can reasonably estimate when the performance obligation ceases or becomes inconsequential.

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

On May 5, 2006, the Company also entered into a Note Purchase Agreement with Pfizer, which was amended in January 2007, as described in “0% Convertible Senior Unsecured Notes” Note above, pursuant to which it sold to Pfizer a 3% Senior Secured Convertible Note in the principal amount of $25 million (the “Pfizer Note”). The closing of the sale and issuance of the Pfizer Note occurred on May 19, 2006. The Pfizer Note will mature four years from its date of issuance. The Company will pay interest quarterly, in arrears, on March 31, June 30, September 30 and December 31 of each year, commencing on June 30, 2006. Subject to certain limitations, the Company will be entitled to make such interest payments using shares of its common stock instead of cash.

The Pfizer Note is convertible into shares of the Company’s common stock at the election of its holder at a per share conversion price of $2.7048. Following the effectiveness of the registration statement covering the estimated number of common shares underlying the Pfizer Note, which occurred June 23, 2006, the Note will automatically convert into shares of the Company’s common stock should the closing price of the Company’s common stock be greater than 150% of the conversion price, or $4.06 per share, for twenty out of thirty consecutive trading days. The conversion price will adjust automatically upon certain changes to the Company’s capitalization. The Company will be required, under the terms of the Pfizer Note, to repurchase the outstanding amount of the Pfizer Note at the election of the holder upon certain change of control events described in the Note, or if its common stock is no longer listed or quoted on the NASDAQ Global Market or an established automated over-the-counter trading market (including, if applicable, the OTC Bulletin Board). The Note is secured by a first priority security interest in favor of Pfizer in certain of the Company’s assets related to its HIV testing business.

Under the terms of the Pfizer Note, the Company is prohibited from incurring certain types of indebtedness, from permitting certain liens on its assets, from entering into transactions with affiliates and from entering into certain capital transactions such as dividend payments, stock repurchases, capital distributions or other similar transactions. It is also subject to certain other covenants as set forth in the Pfizer Note, including limitations on its ability to enter into new lines of business after issuance of the Note. An event of default under the Note will occur if the Company: is delinquent in making payments of principal or interest; fails, following notice, to cure a breach of a covenant under the Note, the related security agreement or the Note Purchase Agreement; a representation or warranty under the Note, the related security agreement or the Note Purchase Agreement is materially inaccurate; an acceleration event occurs under certain types of its other secured indebtedness outstanding from time to time; certain bankruptcy proceedings are commenced or orders granted or an event of default occurs or is continuing under the 0% Notes issued in January 2007. If an event of default occurs, the indebtedness under the Note could be accelerated, such that it becomes immediately due and payable. The Company is in compliance with all covenants under the Pfizer Note.

As a result of the issuance of the 0% Notes, the Company is required to separately value and account for certain derivative instruments that are embedded in the Pfizer Note, as assets or liabilities with adjustments to the fair value reflected in the statement of operations in accordance with SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) and SFAS 157, “Fair Value Measurements” (“SFAS 157”). The Company elected to early adopt SFAS 159 to measure the Pfizer Note as a hybrid debt instrument in its entirety using the framework established by SFAS 157, for measuring fair value. At the initial adoption of SFAS 159, the Company recorded a favorable cumulative effect of a change in accounting principle adjustment to beginning accumulated deficit for the Pfizer Note of $2.2 million, resulting in a fair value of $22.8 million at January 1, 2007. The Company obtained assistance from an independent valuation specialist to measure the fair value of the Pfizer Note. The Company used a binomial lattice model as the valuation technique to determine fair value using management assessments and inputs which utilize inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. For the three and six months ended June 30, 2007, this valuation led to a $1.5 million and $0.8 million, respectively, decrease to the net carrying value of the Note and the adjustment is reflected as a non-operating expense in the statement of operations. As of June 30, 2007, the fair value and unpaid principal balance of the Pfizer Note was $22.0 million and $25.0 million, respectively.

9. CREDIT AND SECURITY AGREEMENT

On September 29, 2006, the Company entered into a Credit and Security Agreement with Merrill. The Credit and Security Agreement (the “Credit Agreement”) provides the Company with a revolving credit line, with borrowings against eligible accounts receivable up to a maximum of $10 million. Merrill has been granted a security interest over certain of the Company’s assets, including its accounts receivable, intellectual property used or held for use in connection with its oncology testing business and inventory. The Credit Agreement has a term expiring in March 2010. As of June 30, 2007, approximately $5.4 million was outstanding under the revolving credit line.

Amounts borrowed under the Credit Agreement will bear interest at a rate per annum equal to a published LIBOR rate plus 4.75%. As of June 30, 2007, the 1-month LIBOR rate was 5.32%. Amounts borrowed under the revolving credit line are repaid as the Company receives payment on its outstanding accounts receivable. The Credit Agreement also provides for the payment by the Company of an unused line fee, a collateral fee, a commitment fee and, in certain circumstances, a deferred commitment fee.

Under the terms of the Credit Agreement, the Company is prohibited from incurring certain types of indebtedness and certain liens on its assets. It is also subject to certain other affirmative and negative covenants as set forth in the Credit Agreement. An event of default under the indebtedness to Merrill will occur if, among other things, the Company: is delinquent in making payments of principal, interest or fees on the revolving credit line; fails, following notice, to cure a breach of a covenant under the Credit Agreement; a representation or warranty under the Credit Agreement is materially inaccurate; certain liquidation or bankruptcy proceedings are commenced or certain orders are granted against Monogram; the security interests granted by the Company in favor or Merrill fail, in certain circumstances, to constitute valid security interests; or an acceleration event occurs under certain types of the Company’s other secured indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to Merrill under the Credit Agreement could be accelerated, such that it becomes immediately due and payable. The Company is in compliance with all covenants under the Credit Agreement.

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

This statement became effective for the Company on January 1, 2007. The cumulative effect of adopting FIN 48 on January 1, 2007, did not result in a material change to the Company’s FIN 48 unrecognized tax benefit. The Company is currently not under any federal or state audits.

Interest and penalties are zero and the Company’s policy is to expense interest and penalties, if any, to income tax expense as incurred. Since the Company has a full valuation on all the deferred tax assets and does not expect to be profitable at least through December 2008, FIN 48 is not expected to have a material impact on the Company’s effective tax rate in the next twelve months. Additionally, the Company does not expect any material changes in unrecognized tax benefits in the next twelve months.

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

Our PhenoSense™ and GeneSeq™ products provide a practical method for measuring the impact of genetic mutations on human immunodeficiency virus, or HIV, drug resistance. This information is used to optimize various treatment options for the individual patient. We currently market phenotypic and genotypic resistance testing products directed at patients with HIV infection and the drug classes currently approved for use. In addition, we have resistance tests in development or already in research use that are relevant to new drug classes, such as the integrase, entry and assembly classes. In addition to these resistance tests, Trofile™, our co-receptor tropism assay has been used for patient selection in the phase III trials of the new class of CCR5 antagonists. The first of these is maraviroc from Pfizer. In April 2007, an Advisory Panel recommended unanimously to the FDA that maraviroc should be approved, and, on August 6, 2007, maraviroc was approved by the FDA for use in CCR5-tropic treatment-experienced patients. The FDA-approved label for maraviroc indicates that tropism testing should be used for patient selection and we expect that the Trofile Assay will be used to select patients for maraviroc.

Over the last several years, we have built a business based on the personalized medicine approach in HIV drug resistance testing and in patient selection. We now seek to leverage the experience and infrastructure we have built in the HIV market to the potentially larger market opportunity of cancer utilizing our proprietary VeraTag™ (formerly known as “eTag™”) technology. In the future, we plan to seek opportunities to address an even broader range of serious diseases.

New targeted drug therapies are being introduced for the treatment of cancer. Our proprietary VeraTag technology, if successfully developed, will provide an assay platform for analyzing very small amounts of tumor samples recovered and prepared in a variety of methods, including formalin fixation, the current standard technique in hospital pathology laboratories. We believe this analytical platform may be well suited for the next generation of targeted cancer therapeutics. We believe that, upon completion of development, our VeraTag assays will permit the prediction, with a high degree of accuracy, of the likelihood of a patient’s cancer responding to a given therapy, facilitating the selection of more precise and effective therapeutic options. We are developing Epidermal Growth Factor Receptor, or EGFR/HER, VeraTag assays that we believe will enable physicians to identify the appropriate course of treatment for cancers that have a particular molecular profile. Our current focus is on drugs that target the EGFR/HER receptor family, initially in breast cancer but subsequently in lung and other cancers. We intend to develop VeraTag assays that target other protein drug targets and signaling pathways that are key drivers of proliferation or survival in cancer cells.

We have incurred losses each year since inception. As of June 30, 2007, we had an accumulated deficit of approximately $279.4 million, including a charge in 2004 of $100.6 million for in-process research and development related to our merger with ACLARA. We expect to incur additional operating losses at least for the next twelve months as we complete the development of the VeraTag technology, transfer the assays into the clinical laboratory, conduct clinical studies and develop the commercial infrastructure to support a commercial launch.

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

Following the effectiveness of the registration statement covering the estimated number of common shares underlying the 0% Notes, which occurred on July 9, 2007, we have the option to cause all or any portion of the 0% Notes to automatically convert at such time as the closing price of our common stock is greater than $3.15 for twenty out of thirty consecutive trading days, provided that certain conditions are met. The 0% Notes are subordinated to all of our present senior debt, including the $25 million 3% Senior Secured Convertible Note, due May 19, 2010, issued to Pfizer in May 2006, as amended as described below, and our line of credit with Merrill Lynch.

In accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, the Company is required to separately value and account for certain derivative instruments that are embedded in the 0% Notes, as assets or liabilities with adjustments to the fair value reflected in the statement of operations. For the three and six months ended June 30, 2007, this valuation led to a $3.0 million favorable and $0.4 million unfavorable convertible debt valuation adjustment to the carrying value of the 0% Notes, respectively, net of debt issuance costs to fair value. This net adjustment is reflected as a non-operating expense in the statement of operations. As of June 30, 2007, the fair value and unpaid principal balance of the 0% Notes was $21.1 million and $23.2 million, respectively.

AGREEMENTS WITH PFIZER INC

In May 2006, we entered into a non-exclusive Collaboration Agreement (the “Collaboration Agreement”) with Pfizer to facilitate the global availability for patient use of our proprietary co-receptor tropism assay, Trofile™ (“Trofile Assay”). Our Trofile Assay is used to identify which co-receptor a patient’s HIV uses for entry to cells and has been used in connection with phase III clinical trials of Pfizer’s investigational CCR5 antagonist, maraviroc. On August 6, 2007, maraviroc was approved by the FDA for use in CCR5-tropic treatment-experienced patients. The FDA-approved label for maraviroc indicates that tropism testing should be used for patient selection and we expect that the Trofile Assay will be used to select patients for maraviroc. Applications to the European Union and other international regulatory agencies are pending. Under the Collaboration Agreement we have responsibility for making our Trofile Assay available in the U.S. Pfizer will have responsibility for sales, marketing and regulatory matters outside of the U.S. and will reimburse us for our expenses in establishing and maintaining the logistics infrastructure that may be necessary to make the assay available outside the U.S. as required by Pfizer. The Collaboration Agreement covers the period through December 31, 2009, and is renewable by Pfizer for five successive one year terms. We and Pfizer also extended the co-receptor portion of our existing services agreement with Pfizer for support of potential additional Pfizer clinical trials through December 31, 2009.

We also entered into a note purchase agreement with Pfizer under which Pfizer purchased a Senior Secured Convertible Note in the principal amount of $25 million (the “Pfizer Note”). The Pfizer Note bears a 3% annual interest rate, payable quarterly in cash or shares of our common stock, at our option, and matures in May 2010, unless converted earlier. The Pfizer Note is convertible at Pfizer’s option into shares of our common stock at a conversion price of $2.7048 per share and will automatically convert into shares of our common stock should the closing price of our common stock be greater than 150%, or $4.06 per share, of the conversion price for twenty out of thirty consecutive trading days. In addition, the Pfizer Note is secured by certain assets related to our HIV testing business, is subject to certain covenants on our part and will be senior in right of payment to all existing and future indebtedness, subject to certain limited exceptions. In connection with the sale of the 0% Notes, as described above, Pfizer and U.S. Bank, National Association, as trustee, and we entered into a subordination agreement in January 2007, setting forth the terms under which the 0% Notes are subordinated to the Pfizer Note. We also amended our note purchase agreement with Pfizer, and amended and restated the Pfizer Note, to conform to certain terms of the subordination agreement. As amended, the Pfizer Note provides that Monogram will be in default if (i) an event of default occurs and is continuing under the 0% Notes and (ii) the Trustee or any holders of the Notes gives notice to us of its or their intent to either accelerate the 0% Notes or exercise any other remedies thereunder (subject to certain limited exceptions).

As a result of the issuance of the 0% Notes, we are required to separately value and account for certain derivative instruments that are embedded in the Pfizer Note, as assets or liabilities with adjustments to the fair value reflected in the statement of operations. We elected to early adopt SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” to measure the Pfizer Note as a hybrid debt instrument in its entirety. At the initial adoption of SFAS 159, we recorded a cumulative-effect of a change in accounting principle for the Pfizer Note of $2.2 million, resulting in a fair value of $22.8 million at January 1, 2007. For the three and six months ended June 30, 2007, the valuation led to a $1.5 million and $0.8 million, respectively, decrease to the carrying value of the Pfizer Note, which is reflected as a non-operating expense in the statement of operations. As of June 30, 2007, the fair value and unpaid principal balance of the Pfizer Note was $22.0 million and $25.0 million, respectively.

In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) revenue arrangements entered into after June 15, 2003 that include multiple element arrangements are analyzed to determine whether the deliverables are divided into separate units of accounting or as a single unit of accounting. Revenues are allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. If all of the three required criteria under EITF 00-21 are met, then the deliverables would be accounted for separately, completed as performed. Otherwise, the arrangement would be accounted for as a single unit of accounting and the payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed. If we cannot reasonably estimate when a performance obligation either ceases or becomes inconsequential, then revenue is deferred until we can reasonably estimate when the performance obligation ceases or becomes inconsequential. As of June 30, 2007, we recorded $4.1 million of deferred revenue under the Collaboration Agreement.

The Pfizer collaboration is a multiple element arrangement, including supply of the Trofile Assay in additional clinical studies (including expanded access programs in both the U.S. and outside the U.S.), supply of the Trofile Assay for use outside of the U.S., reimbursement of costs for the establishment and operation of supply infrastructure outside of the U.S. and potential assistance to Pfizer in the establishment and operation of a second facility for processing of tropism assays. Under the guidelines of EITF 00-21, we have determined that the collaboration with Pfizer should be accounted for as a single unit of accounting due to the absence of established fair values of certain undelivered elements. Accordingly, we have deferred revenue under this collaboration until the earlier of establishment of fair values or completion of the deliverables. Additionally, related direct costs that are contractually reimbursable on a non-refundable basis under this collaboration have been deferred. As of June 30, 2007, we recorded $3.7 million of deferred costs.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Reference is made to “Summary of Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2006. As of the date of the filing of this Quarterly Report, we have not identified any significant changes to the critical accounting policies discussed in our Annual Report for the year ended December 31, 2006, except as described below.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In September 2006, the FASB issued statement No. 157, “Fair value Measurements” (“SFAS 157”). This standard establishes the framework for measuring fair value and expands the disclosure requirement for fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We elected to early adopt SFAS 157, effective January 1, 2007, and concluded that FAS 157 is applicable to the valuation of the Pfizer Note and 0% Notes. The effects of the adoption are shown in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Cumulative effect of change in accounting principle” and “Convertible debt valuation adjustments and interest income (expense), net”.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. FSP EITF 00-19-2 requires contingent obligations under a registration payment arrangement to be recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies” (“FAS 5”). FAS 5 requires loss contingencies to be accrued and expensed if they are probable and reasonably estimable. Effective January 1, 2007, the Company adopted FSP ETF 0-19-2. The adoption of FSP EITF 00-19-2 has not impacted our financial statements as the Company determined that no contingent liability was required to be recognized relating to the Company’s 0% Convertible Senior Unsecured Notes and the Pfizer Note, issued on January 11, 2007, and June 23, 2006, respectively, that contained registration payment arrangements.

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

RESULTS OF OPERATIONS

Three and Six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Product revenue	$8,907	$12,757	$18,006	$25,003
Contract revenue	485	620	803	1,623
License revenue	300	—	300	—

Total revenue	$9,692	$13,377	$19,109	$26,626

Revenue. Revenue was $9.7 million and $19.1 million for the three and six months ended June 30, 2007, compared to $13.4 million and $26.6 million for the corresponding periods in 2006. The overall decrease of $7.5 million in revenue was driven by a $7.0 million decrease in product revenue in 2007 primarily due to the completion of Pfizer’s phase III clinical trial of maraviroc, the first drug in a new class of HIV drugs called CCR5 antagonists. The use of our testing services, including our Trofile Co-Receptor Tropism Assay in Pfizer’s phase III clinical trial of maraviroc generated a significant source of revenue in the first half of 2006. In April 2007, an Advisory Panel recommended unanimously to the FDA that maraviroc should be approved, and on August 6, 2007, maraviroc was approved by the FDA for use in CCR5-tropic treatment-experienced patients. The FDA-approved label for maraviroc indicates that tropism testing should be used for patient selection and we expect that the Trofile Assay will be used to select patients for maraviroc. However, if our test is not used to select patients for maraviroc, this could have a material negative impact on our potential future revenues.

Contract revenue consists of revenues from VeraTag and oncology collaborations with pharmaceutical and biotechnology companies as well as National Institutes of Health, or NIH, research grants and other non-product and non-license revenue. In 2007, these sources of revenue were reduced as we focused our oncology development efforts on enhancing the operational reproducibility and sensitivity of the VeraTag assays and studies designed to clinically validate a VeraTag test for applications in oncology. We intend to make our first oncology test available to patients upon completion of transferring the VeraTag assays from the research setting into our CLIA certified laboratory and after sufficient clinical data is generated. We have an active program of applying for NIH funding and currently have a number of active grants that we believe will help support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics.

License revenue consists of revenue from a license agreement, dated March 30, 2007, with Caliper Life Sciences, Inc. for the microfluidics patent portfolio acquired in our merger with ACLARA in 2004. Under the license agreement, Caliper is obligated to pay ongoing royalties related to product and service revenues that encompass the use of our patents, and royalty sharing for any sublicense revenue generated by Caliper.

We anticipate quarterly variations in revenue due primarily to fluctuations in the timing of various planned and ongoing clinical studies conducted by pharmaceutical companies.

We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 29% of our product revenue for both the three and six months ended June 30, 2007, as compared to 20% and 19% for the corresponding periods in 2006. Pfizer represented approximately 6% and 8% of our total product revenue for the three and six months ended June 30, 2007, as compared to 22% and 27% of our total revenue for the corresponding periods in 2006. Laboratory Corporation of America represented approximately 13% and 12% of our total revenue for the three and six months ended June 30, 2007, as compared to 5% for both corresponding periods in 2006, respectively. Quest Diagnostics Incorporated represented approximately 11% and 12% of our total revenue for the three and six months ended June 30, 2007, as compared to 10% and 9% for the corresponding periods in 2006.

Cost of product revenue. Cost of product revenue was $5.3 million and $11.0 million for the three and six months ended June 30, 2007, compared to $5.7 million and $11.3 million for the corresponding periods in 2006. Gross margins decreased to 40% and 39%, respectively, for the three and six months ended June 30, 2007, compared to 56% and 55% in the corresponding periods in 2006. The decrease in gross margin percentage in 2007, as compared to 2006, was due to the reduction in pharmaceutical testing revenues due to the completion of the phase III trial of maraviroc. Additionally, stock-based compensation expenses related to the recognition of option awards and employee stock purchase plan were $0.1 million and $0.2 million for the three and six months ended June 30, 2007, respectively, compared to $0.1 million and $0.3 million for the corresponding periods in 2006. We anticipate that gross margins on product revenue will continue to be affected by these factors until a potential increase in revenues based on potential use of the Trofile Assay after FDA approval of maraviroc. We believe that our potential future oncology products will have a higher gross margin than our HIV products.

Research and development. Research and development costs were $5.2 million and $10.5 million for the three and six months ended June 30, 2007, compared to $5.2 million and $9.8 million for the corresponding periods in 2006. The increase of $0.7 million for the six months ended June 30, 2007, as compared to the corresponding period in 2006, was primarily due to an increase in personnel and material costs incurred related to oncology and other development programs offset by lower stock-based compensation expenses. For the three and six months ended June 30, 2007, we recorded $0.2 million and $0.5 million, respectively, of stock-based compensation expenses related to the recognition of option awards and employee stock purchase plan in accordance with SFAS 123R compared to $0.8 million and $1.3 million for the corresponding periods in 2006.

We have expanded our business focus from infectious diseases to include both infectious diseases and oncology, and accordingly, our research and development expenditures have increased. These expenses are in connection with the further development of the VeraTag technology and preparations for the transfer of the VeraTag assays from the research setting to our CLIA certified clinical laboratory and to generate clinical data in support of a commercial launch of VeraTag assays. The successful development of our products is highly uncertain. Completion dates and research and development expenses can vary significantly for each product and are difficult to predict.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
NIH Grants:
HIV assays	$348	$320	$530	$650
HIV database	83	77	154	171
HCV assay	54	26	93	59
Commercial assay development and other projects	—	197	26	743

Total	$485	$620	$803	$1,623

Below is a summary of our products in development for HIV and other infectious diseases.

Infectious disease products in development	Status
Replication Capacity HIV, a measurement of fitness	In development(1)
PhenoSense HIV Entry, entry inhibitor assay	In development(2)
GeneSeq HIV Entry, entry inhibitor assay	In development(3)
PhenoSense and GeneSeq HIV Integrase, integrase inhibitor assays	In development(4)
PhenoSense HIV Antibody Neutralization, a vaccine development and evaluation assay	In development(5)
PhenoSense and GeneSeq HIV Assembly/Maturation, virus assembly or maturation inhibitor assays.	In development(6)
PhenoSense HCV, a phenotypic hepatitis C inhibitor assay	In development(7)
GeneSeq HCV, a genotypic hepatitis C inhibitor assay	In development(7)

(1)	The Replication Capacity HIV assay is validated in our clinical laboratory and the data is currently reported on our PhenoSense HIV and PhenoSense GT tests to both pharmaceutical company customers and for patient testing. Clinical development work continues.

(2)	The PhenoSense HIV Entry Assay has been validated in our clinical laboratory for the subclass of entry inhibitors that block host cell-virus membrane fusion, such as enfuvirtide (Fuzeon), and is available to pharmaceutical company customers and for patient testing. The assay is also available to pharmaceutical company customers to evaluate subclasses of entry inhibitors in development, such as receptor and co-receptor antagonists (e.g. maraviroc, vicriviroc) but is not yet validated in the clinical laboratory for such use in patient testing.

(3)	The GeneSeq HIV Entry Assay is in development. Additional development work is being conducted on this assay.

(4)	The PhenoSense and GeneSeq HIV Integrase assays are validated for research purposes and available to pharmaceutical company customers. Assays for the integrase class are being validated and are expected to be available for physician use as needed after the first integrase drug is approved by the FDA.

(5)	The PhenoSense HIV Antibody Neutralization assay is validated for research purposes and available to pharmaceutical company customers. With NIH funding, additional development work related to the use of our assays in vaccine development is being conducted.

(6)	The PhenoSense and GeneSeq HIV Assembly/Maturation inhibitor assays are in development. Additional development work is being conducted on these assays.

(7)	The GeneSeq HCV (NS5B) assay has been validated for research use and is available to pharmaceutical company customers. The GeneSeq HCV (NS3) and PhenoSense HCV assays are in development pending the evolution of clinical or drug development need for such testing.

A portion of our research and development expenditures are now directed at continuing the research and development of the VeraTag system. Our VeraTag technology has potential application as a research tool in drug discovery and development in gene expression profiling and protein expression analysis. These applications have been considered as developed product technology in the allocation of the purchase consideration for ACLARA. In addition, our VeraTag technology has the potential, through detection of unique protein-based biomarkers, to differentiate likely responders from non-responders to certain targeted therapies in certain patient groups. Assays based on this technology have the potential to be used as aides for patient selection in pharmaceutical companies’ clinical trials of therapeutic products targeted on specific patient populations and as diagnostic services and/or kits to guide physicians in the selection of appropriate therapies for particular patients. Products in development are as follows:

Oncology products in development	Status
Clinical assays for use in drug discovery, development and clinical evaluation by pharmaceutical and biotechnology customers	In development(1)
Clinical assays for diagnostic use in patient testing	In development(2)

(1)	Completion of clinical assays for use in clinical trials by pharmaceutical and biotechnology customers is dependent on additional research and development and clinical validation. Such research and development and clinical validation are expected to be time-consuming, and could exceed one year.

(2)	Completion of clinical assays for diagnostic use in patient testing is dependent on the successful completion of additional research and development and clinical validation in multiple clinical studies that provide data that will enable physicians to utilize the tests. Completion of patient testing assays will also require the development and validation of an assay in a CLIA clinical laboratory-certified format. Successful completion of such research and development and clinical validation is expected to be time-consuming, and could exceed one year.

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

Sales and marketing. Sales and marketing expenses were $4.2 million and $8.1 million for the three and six months ended June 30, 2007, compared to $4.1 million and $7.4 million for the corresponding period in 2006. The increase of $0.7 million for the six months ended June 30, 2007, as compared to the corresponding period in 2006, was primarily due to the expansion of our sales force, and increased marketing programs related to our products offset by lower stock-based compensation expenses. For the three and six months ended June 30, 2007, we recorded $0.3 million and $0.6 million, respectively, of stock-based compensation expenses related to the recognition of option and employee stock purchase plan expenses in accordance with SFAS 123R. For the three and six months ended June 30, 2006, we recorded $0.5 million and $0.9 million stock-based compensation expenses primarily related to the recognition of option awards and employee stock purchase plan in accordance with FAS 123R. We expect sales and marketing expenses to increase due to increased sales and marketing activities related to commercial introduction of our Trofile Assay after FDA approval of Pfizer’s maraviroc. In addition, after we achieve clinical validation of our VeraTag assays, we expect our sales and marketing expenses, for promotional programs as well as sales and marketing personnel, to increase in preparation for the introduction of oncology products.

General and administrative. General and administrative expenses were $3.6 million and $7.9 million for the three and six months ended June 30, 2007, compared to $4.3 million and $7.9 million for the corresponding periods in 2006. The decrease of $0.7 million for the three months ended June 30, 2007, as compared to the corresponding period in 2006, was primarily due to lower stock-based compensation expenses and a $0.5 million restructuring accrual adjustment recorded in June 2006. For the three and six months ended June 30, 2007, we recorded $0.4 million and $0.9 million, respectively, of stock-based compensation expenses primarily related to the recognition of option awards and employee stock purchase plan in accordance with SFAS 123R. For the three and six months ended June 30, 2006, we recorded $0.7 million and $1.4 million in stock-based compensation expenses, respectively.

Stock-based Compensation. Stock-based compensation expense related to employee stock option awards and employee stock purchases recognized under SFAS 123R for the three and six months ended June 30, 2007, was $1.1 million and $2.3 million, respectively, compared to $2.0 million and $3.9 million for the corresponding periods in 2006. The decrease in stock-based compensation expense is primarily due to options granted prior to the adoption of SFAS 123R, which were expensed under an accelerated method compared to options granted after the adoption of SFAS 123R, which were expensed using the straight-line method.

The table below sets out stock-based compensation expenses recognized under SFAS 123R for the three and six months ended June 30, 2007 and 2006, together with CVR expenses related to options that vested in the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Cost of product revenue	$110	$143	$229	$320
Research and development	242	757	548	1,300
Sales and marketing	291	471	619	877
General and administrative	431	656	880	1,403

	$1,074	$2,027	$2,276	$3,900

Stock compensation expense under SFAS 123(R) is expected to continue to have an effect on results of operations in future periods and this impact may be material.

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

Convertible debt valuation adjustments and interest income (expense), net. Convertible debt valuation adjustments were $4.5 million and $0.4 million for the three and six months ended June 30, 2007. In January 2007, we issued $30 million principal amount of the 0% Notes for an aggregate purchase price of approximately $22.5 million. Pursuant to the guidelines set forth in SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, we are required to separately value and account for certain derivative instruments that are embedded in the 0% Notes as assets or liabilities with adjustments to the fair value reflected in the statement of operations. As a result of the issuance of the 0% Notes, we were required to separately value and account for certain derivative instruments that are embedded in the Pfizer Note, as assets or liabilities with adjustments to the fair value reflected in the statement of operations. We elected to early adopt SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” to measure the Pfizer Note as a hybrid debt instrument in its entirety using the framework established by SFAS 157 for measuring fair value. For the three and six months ended June 30, 2007, this valuation led to a $1.5 million and $0.8 million, respectively, decrease to the net carrying value of the Pfizer Note and a $3.0 million decrease and $0.4 million increase, respectively, to the carrying value of the 0% Notes, net of debt issuance costs, to fair value. Such adjustments could be substantial in future quarters in certain circumstances, such as if the Company’s common stock price is higher or lower than at June 30, 2007.

Interest income (expense), net was $0.2 million and $0.3 million for the three and six months ended June 30, 2007, respectively, compared to the $0.5 and $1.1 million for the corresponding periods in 2006. The decrease was primarily due to lower interest income as a result of lower average cash balances.

Contingent value rights revaluation. Our liability under the Contingent Value Rights (“CVRs”), issued to ACLARA stockholders as part of the purchase consideration in the merger with ACLARA, was recorded at the closing of our merger with ACLARA at fair value, estimated using a calculation based on a Black-Scholes valuation of the underlying CVR securities of $0.66 per CVR. In June 2006, the amount payable related to the outstanding CVRs was determined at $0.88 per CVR, which resulted in a $16.5 million unfavorable adjustment to the liability and is reflected as a non-operating expense in the statement of operations for the three and six months ended June 30, 2006. A cash payment of approximately $57.0 million was made to CVR holders on June 14, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We expect our available cash, cash equivalents and short-term investments of $36.6 million at June 30, 2007, funds provided by the sale of our products, contract and license revenue, borrowing under accounts receivable and equipment financing arrangements will be adequate to fund our operations at least for the next twelve months.

We have funded our operations since inception primarily through public and private sales of common and preferred stock, issuance of convertible debt, equipment financing arrangements, product revenue, contract revenue, and a revolving line of credit. In particular, we have completed three private financings since our initial public offering in May 2000. In addition, during 2004 as the result of the merger with ACLARA, we acquired $74.8 million in cash and short term investments. In May 2006, we entered into an agreement with Pfizer for the purchase by Pfizer of the Pfizer Note in the amount of $25 million. The Pfizer Note is due in 2010 and interest on this borrowing is payable in cash or stock, at our option. In September 2006, we entered into a credit and security agreement with Merrill for a $10 million revolving credit line, under which borrowings are limited by eligible accounts receivable. In January 2007, we sold the 0% Notes to a single qualified institutional buyer. The principal amount of the 0% Notes is $30 million and reflecting the zero coupon nature of the notes, they were sold for an aggregate purchase price of $22.5 million. After fees and expenses, net proceeds to us were approximately $20.7 million. The 0% Notes may be called by the holders of the 0% Notes at December 31, 2011, December 31, 2016 or December 31, 2021, at a price equal to 100% of the accreted value. Although we expect our operating and capital resources will be sufficient to meet future requirements for at least the next twelve months, we may have to raise additional funds to continue the development and commercialization of our VeraTag technology and to support our business operations in general. These funds may not be available on favorable terms, or may not be available at all. If adequate funds are not available on commercially reasonable terms, we may be required to curtail operations significantly or sell significant assets and may not be able to continue as a going concern. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.

In connection with the merger with ACLARA, we issued CVRs to ACLARA stockholders and were obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined to be $0.88 per CVR and holders of assumed ACLARA options are entitled to receive a cash payment of $0.88, upon future exercise of those options, for each CVR that would have been issuable to them had the option been exercised prior to the CVR maturity date. At June 30, 2007, assumed ACLARA options to purchase 3.2 million shares of the Company’s common stock were outstanding, of which 3.1 million shares were vested. Upon exercise of these vested options, the Company will receive aggregate exercise proceeds of $6.7 million, offsetting the potential CVR payments of $2.7 million. See Note 4, “Contingent Value Rights,” of the financial statements for further discussion.

Net cash used in operating activities for the six months ended June 30, 2007, was $14.2 million. Net cash used in operating activities for the six months ended June 30, 2006, was $13.8 million. Cash flows from operating activities primarily relates to net operating losses and can vary significantly due to various factors including changes in accounts receivable, accrued liabilities and deferred revenue related to new arrangements with customers. The average collection period of our accounts receivable as measured in days sales outstanding can vary and is dependent on various factors, including the type of revenue (i.e. patient testing, pharmaceutical company testing or contract revenue), the payment terms related to that revenue, and whether the related revenue was recorded at the beginning or end of a period.

Net cash used in investing activities of $0.3 million for the six months ended June 30, 2007, resulted primarily from net maturities of short-term investments of $1.1 million and capital expenditures of $1.4 million. Net cash provided by investing activities of $24.4 million for the six months ended June 30, 2006, resulted primarily from net maturities and sales of short-term investments of $25.9 million, offset primarily by capital expenditures of $1.2 million.

Net cash provided by financing activities of $20.9 million for the six months ended June 30, 2007, resulted primarily from $20.7 million in proceeds from the 0% Notes, net loan payments of $0.9 million and $1.1 million in proceeds from the issuance of common stock related to the exercise of employee stock options and purchases under our employee stock purchase plan for approximately 0.7 million shares of common stock. Net cash used in financing activities of $14.7 million for the six months ended June 30, 2006, resulted primarily from proceeds of $25 million from the issuance of a convertible promissory note to Pfizer, approximately $57.0 million in settlement of the CVR liability of which $42.8 million was recorded as financing activities, which related to the initial valuation of the CVR at the closing of the merger with ACLARA at $0.66 per CVR and $3.2 million in proceeds from the exercise of stock options for approximately 2.4 million shares of common stock.

At June 30, 2007, we leased a building with 41,000 square feet in South San Francisco, California. The lease expires in April 2010 and provides us with an option to extend the term for an additional ten years. In addition, the Company subleased approximately 27,000 and 9,000 square feet of building space in South San Francisco, California, which expire in December 2007 and August 2008, respectively.

As a result of the merger with ACLARA, at December 31, 2004, we assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. On February 7, 2007, we entered into a lease termination agreement with the landlord to terminate the lease prior to its scheduled expiry. The termination of the lease was subject to a specified third party executing a new lease with the landlord on terms and conditions satisfactory to the landlord and the landlord has notified us that this has occurred. We have an obligation to pay the landlord specified amounts over the remainder of the former lease term, or through June 2009. As of June 30, 2007, the remaining obligation was $1.2 million, which is included in the table below.

At June 30, 2007, future minimum payments, excluding the lease assignment guarantee and CVR’s described above, are as follows:

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Operating lease obligations	$2,266	$2,556	$—	$—	$4,822
Equipment financing arrangements	226	179	—	—	405
0% Convertible Senior Unsecured Note	—	—	30,000	—	30,000
3% Senior Secured Convertible Note	—	—	25,000	—	25,000
Convertible promissory note interest payment (1)	565	1,500	284	—	2,349
Loans payable	5,380	—	—	—	5,380

Total	$8,437	$4,235	$55,284	$—	$67,956

(1)	Subject to certain limitations, we are entitled to make such interest payments using shares of our common stock.

The contractual obligations discussed above are fixed costs. If we are unable to generate sufficient cash from operations to meet these contractual obligations, we may have to raise additional funds. These funds may not be available on favorable terms or at all.

Off-balance sheet arrangements. In June 2002, we assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In the event of default by the assignee, we would be contractually obligated for payments under the lease of: $0.3 million in 2007; $1.5 million in 2008; $1.6 million in 2009; $1.7 million in 2010 and $0.7 million in 2011.

Long term capital and liquidity considerations. We expect that we will have to make substantial investments in operating and capital expenditures as we develop and commercialize new clinical testing products, expand the availability of our current testing products and lease additional facilities to replace expiring subleased facilities.

For the six months ended June 30, 2007, we made capital expenditures of approximately $1.4 million. While we do not currently have any additional material commitments for future capital expenditures, we expect that we will have additional requirements for facilities and capital expenditures as we lease additional facilities to replace facilities currently occupied under subleases that will expire soon, and as we expand our clinical laboratory to accommodate commercial availability of VeraTag assays for oncology, expand our commercial infrastructure in anticipation of the introduction of oncology products, potentially establish an FDA compliant manufacturing facility and make our HIV and oncology assays available globally in support of drugs for which our tests may be important diagnostics. Our subleases of building space in South San Francisco, California, of approximately 27,000 and 9,000 square feet, expire in December 2007 and August 2008, respectively. We are in discussions regarding a potential facility to address our requirements. However, the availability of facilities in South San Francisco is severely limited and there is no guarantee that we will be able to complete a lease on the potential facility currently under discussion, or that we will be able to identify suitable alternative space at a commercially reasonable cost. In addition, alternative facilities may not be in close proximity to our existing facilities and this could cause disruption and inefficiencies in our operations.

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

Cumulative effect of change in accounting principle. We elected to early adopt SFAS 159, effective January 1, 2007, to measure the fair value of the Pfizer Note as a hybrid debt instrument in its entirety with adjustments to the fair value reflected as a non-operating expense in the statement of operations. The impact of adopting SFAS 159 resulted in a cumulative effect adjustment of a change in accounting principle of $2.2 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principle if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investments, as of June 30, 2007, would have potentially declined by approximately $50,000.

The fair market value of the 0% Notes, Pfizer Note and interest cost to us under the revolving credit line with Merrill are also subject to interest rate risk. Generally, the fair market value of the 0% Notes will increase as interest rates fall and decrease as the interest rates rise, but the interest rate changes do not impact our financial position, cash flows or results of operations. We have exposure to changes in interest rates on our revolving credit line with Merrill, which bears interest at a rate per annum equal to a published LIBOR rate plus 4.75%. As of June 30, 2007, approximately $5.4 million was outstanding under the revolving credit line.

We do not utilize stand-alone derivative financial instruments, derivative commodity instruments or other market risk- sensitive instruments, positions or transactions in any material fashion. However, we are required to separately value and account for certain derivative instruments that are embedded in both the 0% Notes and the Pfizer Note, as assets or liabilities with adjustments to the fair value reflected in the statement of operations. We used a binomial lattice model as the valuation technique to determine fair value using management assessments and inputs which utilize inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Inputs derived from quoted prices include our stock price, the average yield of B-bonds and the prices of Treasury instruments. Input from management assessments include the probability of certain events occurring during the form of the debt. For the three and six months ended June 30, 2007, this valuation led to a $1.5 million and $0.8 million, respectively, decrease to the net carrying value of the Pfizer Note. For the three and six months ended June 30, 2007, the carrying value of the 0% Notes, net of debt issuance costs to fair value, was adjusted for a $3.0 million decrease and $0.4 million increase, respectively. Such adjustments could be substantial in future quarters in certain circumstances, such as if the Company’s common stock price is higher or lower than at June 30, 2007.

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

We have not achieved profitability and we anticipate continuing losses, which may cause our stock price to fall. *

We have experienced significant losses each year since inception, and we expect to continue to incur additional losses as we complete the development of the VeraTag technology and commercialize products for oncology. We have experienced losses applicable to common stockholders of $15.4 million for the six months ended June 30, 2007. As of June 30, 2007, we had an accumulated deficit of approximately $279.4 million, including a charge in 2004 of $100.6 million for in-process research and development related to our merger with ACLARA. We expect to continue to incur losses, primarily as a result of expenses related to:

•	research and product development costs, including the continued development and validation of the VeraTag technology and products based on that technology;

•	clinical studies to validate the effectiveness of VeraTag assays as tests for responsiveness of cancer patients to particular cancer therapies;

•	sales and marketing activities related to existing and planned products, including the development of a sales organization focused on the oncology market;

•	general and administrative costs to support growth of the business;

•	interest expense related to outstanding debt;

•	non-cash adjustments in our statement of operations to reflect changes in the fair value of the embedded derivatives in our outstanding convertible debt;

•	cost of relocating to new facilities on expiry of current leases, and higher market rent and capital and operating expenses as a result of the need for additional laboratory and office;

•	non-cash adjustments relating to stock-based compensation.

If our losses continue, our liquidity may be impaired, our stock price may fall and our stockholders may lose part or all of their investment.

New classes of drugs for treatment of HIV, including new drugs, such as Pfizer’s CCR5 antagonist, maraviroc, may not be successful. While maraviroc has been approved by the FDA, other drugs may not be successful in clinical trials and may not be approved by the FDA, and the drugs may not require our testing services when approved. If maraviroc is successful, and if additional drugs are approved by the FDA and require our testing services, we may not be able to adequately meet the demand for these services in all markets. *

Our testing services, including our Trofile Assay, have been used by certain pharmaceutical company customers, including Pfizer, in phase III clinical trials of the new class of CCR5 antagonist drugs. Pfizer’s CCR5 antagonist, maraviroc, was approved by the FDA on August 6, 2007, for use in CCR5-tropic treatment-experienced patients. As the clinical trial of maraviroc was completed in mid 2006, revenue from this trial, and total revenue have been reduced in the second half of 2006 and in the first half of 2007. The FDA-approved label for maraviroc indicates that tropism testing should be used for patient selection and we expect that the Trofile Assay will be used to select patients for maraviroc. However, if our test is not used to select patients for maraviroc, this could have a material negative impact on our potential future revenues.

With the approval of maraviroc, patient testing use of the Trofile assay could be an important source of future testing revenue. However, the likelihood of additional drugs receiving FDA approval is subject to significant uncertainty and is determined by factors outside of our control. Difficulties encountered by our pharmaceutical company customers related to patient enrollment, drug performance, regulatory considerations and other factors could cause trials to be delayed or terminated or cause the drugs not to get approved. If such events occurred, our revenues would be adversely affected and could decline. If safety or efficacy concerns arise related to maraviroc, or to the entire class of CCR5 antagonists, all use and additional clinical trials related to this class of drugs could be terminated, maraviroc may not remain on the market and additional drugs might not be approved by the FDA, which would abruptly and negatively impact our revenues. While the FDA-approved label for maraviroc states that tropism testing should be used to select patients, there is no guarantee that our testing services will be used by physicians. If such use does not develop then these drugs will not generate significant future patient testing revenues. If maraviroc is successful, we may not be able to deliver our testing services on a global basis in support of the drugs, which could damage our market position, adversely affect our business, and cause our revenues to decline. While there are a number of such new drugs in development, Pfizer’s CCR5 antagonist, maraviroc, has the most significance to our near term business as it has been approved by the FDA. Any difficulty related to maraviroc would have a serious adverse affect on our revenues and business.

We derive a significant portion of our revenues from a small number of customers and our revenues may decline significantly if any major customer cancels, reduces or delays a purchase of our products. *

Our revenues to date consist, and are anticipated to consist in 2007 and 2008, largely of sales of HIV testing products. We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 29% of our revenue for both the three and six months ended June 30, 2007, respectively, compared to 20% and 19% for the corresponding periods in 2006. Pfizer represented approximately 6% and 8% of our total product revenue for the three and six months ended June 30, 2007, as compared to 22% and 27% of our total revenue for the corresponding periods in 2006. Laboratory Corporation of America represented approximately 13% and 12% of our total revenue for the three and six months ended June 30, 2007, respectively, compared to 5% for both corresponding periods in 2006. Quest Diagnostics Incorporated represented approximately 11% and 12% of our total revenue for the three and six months ended June 30, 2007, respectively, and 10% and 9% for the corresponding periods in 2006.

Gross accounts receivable balances from Medicare and Medicaid represented 37% and 27% at June 30, 2007 and December 31, 2006, respectively. It is likely that we will have significant customer concentration in the future. Following our entry into a Collaboration Agreement with Pfizer in May 2006, and the amendment of our services agreement with Pfizer, we expect Pfizer’s significance as a customer will grow. Although certain of our agreements with pharmaceutical company customers have provisions for minimum purchases, these provisions are generally subject to annual renewal or cancellation provisions. The loss of any major customer, a slowdown in the pace of increasing physician and physician group sales as a percentage of sales, cancellation or non-renewal of agreements with pharmaceutical company customers, the delay of significant orders from any significant customer, even if only temporary, or delays or terminations of clinical trials by pharmaceutical company customers, could have a significant negative impact on our revenues and our ability to fund operations from revenues, generate cash from operations or achieve profitability.

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

The Pfizer collaboration is a multiple element arrangement, including supply of the Trofile Assay in additional clinical studies (including early access programs in both the U.S. and outside the U.S.), supply of the Trofile Assay for clinical use outside of the U.S., reimbursement of costs for the establishment and operation of supply infrastructure outside of the U.S. and potential assistance to Pfizer in the establishment and operation of a second facility for processing of tropism assays. Under the guidelines of EITF 00-21, we have determined that the collaboration with Pfizer should be accounted for as a single unit of accounting due to the absence of established fair values of certain undelivered elements. Accordingly, we have deferred revenue under this collaboration until the earlier of establishment of fair values or completion of the deliverables. Additionally, related direct costs that are contractually reimbursable on a non-refundable basis under this collaboration have been deferred. We anticipate the application of these accounting rules will prevent us from recognizing any revenue under the Pfizer collaboration until the expiry or termination of the agreement, or the completion of certain deliverables, which we anticipate will be at least several years, if not longer, which would adversely affect our profitability.

Proposed new products based on the VeraTag technology could be delayed or precluded by regulatory, clinical or technical obstacles, thereby delaying or preventing the development, introduction and commercialization of these new products and adversely impacting our revenue and profitability.

We are developing testing products for use in connection with the treatment of cancer patients. These products will be based on the proprietary VeraTag technology and are expected to leverage our experience in patient testing for HIV. We expect that the development and commercialization of VeraTag assays for use in clinical trials by pharmaceutical and biotechnology customers could exceed one year. In addition, we expect to commercialize clinical assays for diagnostic use in patient testing, upon the successful completion of product development and automation for high throughput, validation of assays in a Clinical Laboratory Improvement Amendments, or CLIA, certified laboratory format, and attainment of clinical validation through clinical trials, which could also exceed one year. The completion of these research and development activities is subject to a number of risks and uncertainties including the extent of clinical trials required for regulatory and marketing purposes, the timing and results of clinical trials, inability to access tumor samples on which to conduct studies of the correlation between measurements by VeraTag assays and clinical outcomes, failure to validate the technology in clinical trials, failure to have results of clinical studies published in peer reviewed journals, and failure to achieve necessary regulatory approvals. These factors make it impossible to predict with any degree of certainty whether we will be able to complete the development of commercial products utilizing VeraTag technology or if we are able to do so what the cost and timing of such completion may be.

The FDA may impose medical device regulatory requirements on our tests, including possible pre-market approval requirements, which could be expensive and time-consuming and could prevent us from marketing these tests. *

In September 2006, the FDA issued draft guidance related to the regulation of certain kinds of tests, multivariate index assays (“IVDMIAs”) provided by CLIA labs. This draft guidance, which was subject to public comment, has been revised in July 2007, and is again subject to public comment and may be further revised before being finalized. The draft guidance states that it applies to those tests provided by CLIA laboratories and that are categorized as IVDMIAs where the values of multiple variables are combined using an interpretation function to yield a single patient-specific result that is intended for use in diagnosis, cure, mitigation, treatment or prevention of disease. It is not clear which tests may be covered by the final guidance when issued, when such guidance may be issued or what form of approval process may be required, although in certain cases a full premarket approval may be required. There is no assurance that some or all of our current products and products in development, including those for HIV or for cancer based on the VeraTag technology, will not be covered by the final guidance, or by other FDA regulation. In addition, certain members of Congress have announced that they may introduce proposed legislation regarding laboratory testing, which may apply to current or future products.

As our Trofile Assay has been used in phase III trials of CCR5 inhibitor drug candidates, we filed a master file with the FDA providing information about the specification and validation of the assay. We have had discussions with the FDA regarding this information and the use of our tests as a patient selection tool in such trials. While we currently believe that we will be able to provide our Trofile Assay as a CLIA based service for use as a patient selection tool for CCR5 drugs, such as maraviroc, there is no guarantee that the FDA will not seek to regulate such services. It is not clear what regulatory approach, if any, the FDA may take with regard to Trofile.

In the past, the FDA has not required that genotypic or phenotypic resistance testing for HIV conducted at a clinical laboratory be subject to pre-marketing clearance or approval, although the FDA has stated that it believes its jurisdiction extends to tests generated in a clinical laboratory. We received a letter from the FDA in September 2001, that asserted such jurisdiction over in-house tests like our HIV resistance tests, but which also stated the FDA was not currently requiring pre-market approval for HIV monitoring tests such as ours provided that the promotional claims for such tests are limited to its analytical capabilities and do not mention the benefit of making treatment decisions on the basis of test results. The FDA letter to us also asserted that our GeneSeq test had been misbranded due to the use of purchased analyte specific reagents, or ASRs, if test reports did not include a statement disclosing that the test has not been cleared or approved by the FDA. Since 2002, we have utilized in-house prepared ASRs in our products. The FDA indicated in those discussions that the focus of the letter was our genotypic tests and not our phenotypic tests. On August 8, 2007, the FDA issued final guidance regarding classification of HIV genotypic resistance testing devices as class II devices. We do not believe that this guidance impacts our genotypic products all of which are conducted in our clinical laboratory. The recent draft IVDMIA guidance described above indicates that genotypic testing, such as our HIV genotypic resistance testing, does not fall within the scope of that IVDMIA draft guidance. We believe that our phenotypic resistance tests, as direct biological measurements of drug response, do not fall within the definition of IVDMIA. However, there is no assurance that the FDA will not seek to regulate our genotypic and phenotypic resistance tests.

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

We cannot be sure that the FDA will accept the steps we take, or that the FDA will not require us to alter our promotional claims or undertake the expensive and time-consuming process of seeking premarket approval with clinical data demonstrating the sensitivity and specificity of our currently offered tests or tests in development, including tests for oncology based on our VeraTag technology. If premarket approval is required, we cannot be sure that we will be able to obtain it in a timely fashion or at all; and in such event the FDA would have authority to require us to cease marketing tests until such approval is granted.

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

With the broadening of our business from infectious disease to oncology, we are a larger and broader organization. If our management is unable to adequately manage the company, our operating results will suffer. *

As of June 30, 2007, our total number of employees was 338. Our proposed testing products using the VeraTag technology and our commercialization infrastructure have not yet been developed, and the two will need to be integrated as a necessary part of the development process. We do not have experience in commercializing testing products for use in the oncology field. We face challenges inherent in efficiently managing an increased number of employees and addressing new markets, including the need to implement appropriate systems, policies, benefits and compliance programs and the need to build a sales organization focused on oncologists.

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

If we are unable to successfully develop products based on our VeraTag technology, our financial results, including earnings (loss) per common share, could be adversely affected. In accordance with United States generally accepted accounting principles, we have accounted for the merger with ACLARA as a business combination. We have allocated the total purchase price to the acquired net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of completion of the merger, and have recorded the excess of the purchase price over those fair values as goodwill.

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

•	our ability to demonstrate the advantages and potential economic value of our PhenoSense testing products over current treatment methods and other resistance tests;

•	the success of Pfizer’s maraviroc and the adoption of our Trofile Assay to select patients for maraviroc;

•

the success of clinical trials of additional CCR5 antagonists for HIV in which our testing services are being used, whether those drugs get approved by the FDA and whether our tests are required or recommended after those drugs are approved;

•	the development and commercialization of competitive products for the assessment of tropism related to the use of CCR5 antagonists;

•	the effectiveness of Pfizer in developing the market and commercializing our Trofile Assay outside of the United States;

•	our ability to demonstrate to potential customers the clinical benefits and cost effectiveness of our VeraTag technology, relative to competing technologies and products;

•	the extent to which opinion leaders in the scientific and medical communities publish supportive scientific papers in reputable academic journals;

•	the extent and success of our efforts to market, sell and distribute our testing products;

•	the timing and willingness of potential collaborators to commercialize our PhenoSense and VeraTag products and other future testing product candidates;

•

general and industry-specific economic conditions, which may affect our pharmaceutical customers’ research and development, clinical trial expenditures and the use of our PhenoSense, Trofile and VeraTag products;

•	progress of clinical trials conducted by our pharmaceutical customers;

•	our ability to generate clinical data indicating correlation between data recognized by VeraTag assays and clinical responses to particular drugs;

•

changes in the cost, quality and availability of equipment, reagents and components required to manufacture or use our PhenoSense, Trofile and VeraTag products and other future testing product candidates;

•

the development by the pharmaceutical industry of anti-viral drugs and targeted medicines for specific patient populations, the success of these targeted medicines in clinical trials and the adoption of our technological approach in these development activities; and

•	our ability to develop new products.

If the market does not continue to accept our existing testing products, such as our PhenoSense products or does not accept our future testing products such as products based on the VeraTag technology, our ability to generate revenue will be limited.

Our revenues will be limited or diminished if changes are made to the way that our products are reimbursed, or if government or third-party payors limit the amounts that they will reimburse for our current products, or do not authorize reimbursement for our planned products.

Government and third-party payors, including Medicare and Medicaid, require that we identify the services we perform in our clinical laboratory using industry standard codes known as the Current Procedural Terminology, or CPT codes, which are developed by the American Medical Association, or AMA. Most payors maintain a list of standard reimbursement rates for each such code, and our ability to be reimbursed for our services is therefore effectively limited by our ability to describe the services accurately using the CPT codes. From time to time, the AMA changes its instructions about how our services should be coded using the CPT codes. If these changes leave us unable to accurately describe our services or we are not coordinated with payors such that corresponding changes are made to the payors’ reimbursement schedules, we may have to renegotiate our pricing and reimbursement rates, the changes may interrupt our ability to be reimbursed, and/or the overall reimbursement rates for our services may decrease dramatically. In addition, we may spend significant time and resources to minimize the impact of these changes on reimbursement. If the coding available does not apply or cannot accurately reflect the testing we perform, such as in the billing of a new product, we may have to use an Unlisted procedure CPT Code. The use of this code may interrupt or delay our ability to be reimbursed. In addition, we may spend significant time and resources in the collection of such products.

Government and third-party payors are attempting to contain or reduce the costs of healthcare and are challenging the prices charged for medical products and services. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare products. This could in the future limit the price that we can charge for our products or cause fluctuations in reimbursement rates for our products. This could hurt our ability to generate revenues. Significant uncertainty exists as to the reimbursement status of new medical products like the products we are currently developing and that we expect to develop, such as the Trofile Assay and VeraTag Assays for oncology. This will especially be the case if these products fail to show demonstrable value in clinical studies. If government and other third-party payors do not continue to provide adequate coverage and reimbursement for our testing products or do not authorize reimbursement for our planned products, our revenues will be reduced.

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

As a result of the sale and issuance of $30 million principal amount of 0% convertible senior unsecured notes in January 2007 to a single qualified institutional buyer, our entry into a credit and security agreement with Merrill Lynch Capital, or Merrill, in September 2006, which provides us with a revolving credit line of up to $10 million, and our issuance of a convertible note to Pfizer in the principal amount of $25 million in May 2006, we increased our total debt and debt service obligations. If we issue other debt securities or enter into other debt obligations in the future, our debt service obligations will increase further.

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

In addition, in September 2006, we entered into a credit and security agreement with Merrill. Our agreement with Merrill provides us with a $10 million revolving credit line and grants Merrill a security interest over certain of our assets, including our accounts receivable, intellectual property used or held for use in connection with our oncology testing business, and our inventory. Under the terms of this agreement, we are also prohibited from incurring certain types of indebtedness and certain liens on our assets.

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

Billing complexities associated with health care payors could delay our accounts receivable collection, impair our cash flow and limit our ability to reach profitability. *

Billing for laboratory services is complex. Laboratories must bill various payors, such as Medicare, Medicaid, insurance companies, doctors, employer groups and patients, all of whom have different requirements. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 29% and 19% of our revenue for the six months ended June 30, 2007 and 2006, respectively. In addition, gross accounts receivable balances from Medicare and Medicaid represented 37% and 27% of gross accounts receivable balance at June 30, 2007 and December 31, 2006, respectively. Billing difficulties often result in a delay in collecting, or ultimately an inability to collect, the related receivable. This impairs cash flow and ultimately reduces profitability if we are required to record bad debt expense and/or contractual adjustments for these receivables. We recorded bad debt expense of $0.4 million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively.

Among many other factors complicating billing are:

•	complexity of procedures, and changes in procedures, for electronic processing of insurance claims;

•	complications related to use of new or miscellaneous codes for new products based on new technologies;

•	cumbersome nature of manual processes at payors for processing claims where electronic processing is not possible;

•	pricing or reimbursement differences between our fee schedules and those of the payors;

•	changes in or questions about how products are to be identified in the requisitions;

•	disputes between payors as to which party is responsible for payment;

•	disparity in coverage among various payors; and

•	difficulties of adherence to specific compliance requirements and procedures mandated by various payors.

Ultimately, if such issues are not resolved in a timely manner, our cash flows could be impaired and our ability to reach profitability could be limited.

We may encounter problems or delays in processing tests or in expanding our automated testing systems, which could impair our ability to grow our business, generate revenue and achieve and sustain profitability.

In order to meet future projected demand for our products and fully utilize our current clinical laboratory facilities, we may have to expand the volume of patient samples that we are able to process. We will also need to incorporate the VeraTag assays into our laboratory processes. We will also need to continue to develop our quality-control procedures and to establish more consistency with respect to test turnaround so that results are delivered in a timely manner. Thus, we will need to continue to develop and implement additional automated systems to perform our tests. We have installed laboratory information systems over the past few years to support the automated tests, analyze the data generated by our tests and report the results. If these systems do not work effectively as we scale up our processing of patient samples, we may experience processing or quality-control problems and may experience delays or failures in our operations. These problems, delays or failures could adversely impact the promptness and accuracy of our transaction processing, which could impair our ability to grow our business, generate revenue and achieve and sustain profitability. We have experienced periods during which processing of our test results was delayed and periods during which the proportion of samples for which results could not be generated were higher than expected. While we are continuing to attempt to minimize the likelihood of any recurrence of these issues, future delays, processing problems and backlog may nevertheless occur, resulting in the loss of our customers and/or revenue and an adverse effect on our results of operations.

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

We also compete with companies that are developing alternative technological approaches for patient testing in the cancer field. There are likely to be many competitive companies and many technological approaches in the emerging field of testing for likely responsiveness to the new class of targeted cancer therapies, including companies such as DakoCytomation A/S, Genzyme and Abbott Laboratories that currently commercialize testing products for guiding therapy of cancer patients. Established diagnostic product companies such as Abbott Laboratories, Roche Diagnostics and Siemens and established clinical laboratories such as Quest Diagnostics and Laboratory Corporation of American may also develop or commercialize services or products that are competitive with those that we anticipate developing and commercializing. In addition, there are a number of alternative technological approaches being developed by competitors. In particular, while our anticipated oncology testing products will be based on the identification of protein-based differences among patients, there is significant interest in the oncology community in gene-based approaches that may be available from other companies, which may prove to be a superior technology to ours.

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

With respect to our viral disease portfolio, as of June 30, 2007, we have approximately 100 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 44 issued patents. With respect to our potential oncology products and VeraTag technology, we currently have approximately 78 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 25 issued patents. We have 115 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 78 issued or allowed patents, relating to the historic microfluidics business of ACLARA. These microfluidics patents and patent applications have been licensed to Caliper Life Sciences, Inc. and we may receive certain royalties pursuant to this license agreement.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell our products and use our proprietary technologies without infringing the proprietary rights of others. Companies in our industry typically receive a higher than average number of claims and threatened claims of infringement of intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the fields in which we are selling and/or developing or expect to sell and/or develop products. We may be exposed to future litigation by third parties based on claims that our products, technologies or activities infringe the intellectual property rights of others. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our products or technologies may infringe. There also may be existing patents, of which we are not aware, that our products or technologies may inadvertently infringe. Further, there may be issued patents and pending patent applications in fields relevant to our business, of which we may become aware from time to time, that we believe we do not infringe or that we believe are invalid or relate to immaterial portions of our overall business. We will not be able to assure you that third parties holding any of these patents or patent applications will not assert infringement claims against us for damages or seeking to enjoin our activities. We will also not be able to assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor. Third parties have from time to time threatened to assert infringement or other intellectual property claims against us based on our patents or other intellectual property rights or informed us that they believe we required one or more licenses in order to perform certain of our tests. For instance, we have been informed in 2004 by Bayer Diagnostics (now a unit of Siemens AG), or Bayer, that it believed we require one or more licenses to patents controlled by Bayer in order to conduct certain of our current and planned operations and activities. We, in turn, believe that Bayer may require one or more licenses to patents controlled by us. Although we believe we do not need a license from Bayer for our HIV products, we have had discussions with Bayer concerning the possibility of entering into a cross-licensing or other arrangement, and believe that if necessary, licenses from Bayer would be available to us on commercially acceptable terms. However, in the future, we may have to pay substantial damages, possibly including treble damages, for infringement if it is ultimately determined that our products infringe a third party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit will take significant time, and may be expensive and divert management attention from other business concerns.

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

Our registered or unregistered trademarks or trade names such as the names PhenoSense, PhenoSense GT, PhenoScreen, GeneSeq, Trofile and VeraTag may be challenged, canceled, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build brand loyalty. Brand recognition is critical to our short-term and long-term marketing strategies especially as we commercialize future enhancements to our products. In particular as we broaden our commercial focus from viral diseases to oncology and other serious diseases, we may not be able to establish any brand recognition and loyalty in oncology and other new markets that we may enter in the future.

We may be unable to identify and lease additional or replacement facilities at a reasonable cost in close proximity to our existing facilities. Our costs could increase and our ability to coordinate our operations could be seriously impaired as a result of inefficient location of facilities.

Our subleases of building space in South San Francisco of approximately 27,000 and 9,000 square feet expire in December 2007 and August 2008, respectively, and we are evaluating alternatives for 2008. We are in discussions regarding a potential facility to address our requirements. However, the availability of facilities in South San Francisco is severely limited and there is no guarantee that we will be able to complete a lease on the potential facility currently under discussion, or that we will be able to identify suitable alternative space at a commercially reasonable cost. In addition, alternative facilities may not be in close proximity to our existing facilities and this could cause disruption and inefficiencies in our operations.

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

We may be subject to litigation, which would be time consuming and divert our resources and the attention of our management. *

ACLARA, with which we merged in December 2004, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001, and is now captioned ACLARA BioSciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering, or IPO, as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s March 20, 2000 IPO through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market. The complaint also alleges that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers who went public between 1998 and 2000 have been named in similar lawsuits. In July 2002, an omnibus motion to dismiss all complaints against issuers and individual defendants affiliated with issuers (including ACLARA defendants) was filed by the entire group of issuer defendants in these similar actions. On February 19, 2003, the Court in this action issued its decision on the defendants’ omnibus motion to dismiss. This decision dismissed the Section 10(b) claim as to ACLARA but denied the motion to dismiss Section 11 claim as to ACLARA and virtually all of the other defendants. On June 26, 2003, the plaintiffs in the consolidated class action lawsuits announced a proposed settlement with ACLARA and the other issuer defendants. The proposed settlement, which was approved by ACLARA’s board of directors, provides that the insurers of all settling issuers will guarantee that the plaintiffs recover $1 billion from non-settling defendants, including the investment banks who acted as underwriters in those offerings. In the event that the plaintiffs do not recover $1 billion, the insurers for the settling issuers will make up the difference. Under the proposed settlement, the maximum amount that could be charged to ACLARA’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would be approximately $3.9 million. We believe that ACLARA had sufficient insurance coverage to cover the maximum amount that we may be responsible for under the proposed settlement. On August 31, 2005, the Court granted unconditional preliminary approval of the proposed settlement. On April 24, 2006, the District Court held a fairness hearing to determine whether the proposed settlement should be approved. The District Court did not reach an opinion on this issue, because on December 5, 2006, the United States Court of Appeals for the 2nd Circuit issued a decision in re: Initial Public Offering Securities Litigation (Docket No. 05-3349-cv), reversing the District Court’s finding that six focus cases involved in this litigation could be certified as class actions. Plaintiffs filed a petition for rehearing and/or for en banc review of the Second Circuit’s decision, and the District Court indicated that it would not make any decision regarding the proposed settlement until the Second Circuit had decided whether to consider a rehearing. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but allowed the plaintiffs to request that the district court certify a more limited class. On April 23, 2007, plaintiffs requested 30 days to report to the District Court on how they wish to proceed regarding class certification.

The District Court indicated that a new class definition was a priority for the issuers’ proposed settlement agreement, and met on May 30, 2007, to discuss this as well as other issues. During the May 30, 2007, conference the plaintiffs orally moved for revised class certification and stated that they will seek mixed class and merits discovery in advance of their opening brief on class certification. The plaintiffs also indicated that they may seek discovery from issuers in cases other than the six focus cases. On June 25, 2007, the parties submitted a stipulation to terminate the settlement, which was granted by Court Order. On June 26, 2007, plaintiffs served a document request on all issuer defendants. On June 27, 2007, the Court held a conference with counsel for all three groups in the case. The parties agreed that the plaintiffs had until July 31, 2007, to file any Amended Complaints. In addition, the Court set the following briefing schedule for class certification: opening briefs due by September 27, 2007, responses due by December 21, 2007, and reply briefs due by February 15, 2008. Finally, the plaintiffs had until July 11, 2007, to respond to the underwriters’ motion, joined by the issuers, regarding the statute of limitations. There was a conference with the Court to address discovery issues on July 25, 2007; however, the conference was adjourned at the request of the parties, and has not been rescheduled. On July 31, 2007, the plaintiffs requested that the Court extend the deadline to August 14, 2007, for filing any Amended Complaints. The Court has not yet granted this request.

Due to the inherent uncertainties of litigation and assignment of claims against the underwriters, and because the settlement has not yet been finally approved by the District Court, the ultimate outcome of the matter cannot be predicted.

Our operating results may fluctuate from quarter to quarter, making it likely that, in some future quarter or quarters, we will fail to meet estimates of operating results or financial performance, causing our stock price to fall. *

If revenue declines in a quarter, our losses will likely increase or our earnings will likely decline because many of our expenses are relatively fixed. Though our revenues may fluctuate significantly as we continue to build the market for our products, expenses such as research and development, sales and marketing and general and administrative are not affected directly by variations in revenue. The cost of our product revenue could also fluctuate significantly due to variations in the demand for our products and the relatively fixed costs to produce them. In addition, we could experience significant fluctuations in our statement of operations for stock-based compensation. We will not be able to accurately predict how volatile our future operating results will be because our past and present operating results, which reflect moderate sales activity, are not indicative of what we might expect in the future. Additionally, our revenues may fluctuate due to the timing of clinical trials, such as Pfizer’s phase III clinical trial for maraviroc. As a result, it will be very difficult for us to forecast our revenues accurately and it is likely that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results will be difficult to predict, period-to-period comparisons of our results of operations may not be a good indication of our future performance.

In the event that we need to raise additional capital, our stockholders could experience substantial additional dilution. If such financing is not available on commercially reasonable terms, we may have to significantly curtail our operations or sell significant assets and may be unable to continue as a going concern.

We anticipate that our capital resources, together with funds from the sale of our products, contract and license revenue and borrowing under equipment and accounts receivable financing arrangements, will enable us to maintain our current research and development, marketing, production and general administrative activities related to HIV drug resistance in the United States, together with the development and initial commercialization of the VeraTag technology, at least for the next twelve months. The commercialization of the VeraTag technology is expected to include the development of a testing service and possibly test kits for use in connection with the treatment of cancer patients. However, we may need additional funding to accomplish these goals. To the extent operating and capital resources are insufficient to meet our obligations, including lease payments and future requirements, we will have to raise additional funds to continue the development, commercialization and expansion of our technologies, including the VeraTag technology and products based on that technology. Our inability to raise capital would seriously harm our business and product development efforts. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, we cannot guarantee that additional financing, in any form, will be available at all, or on terms acceptable to us. If we sell equity or convertible debt securities to raise additional funds, our existing stockholders may incur substantial dilution and any shares so issued will likely have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common stock. In the event financing is not available in the time frame required, we could be forced to reduce our operating expenses, curtail sales and marketing activities, reschedule research and development projects or delay, scale back or eliminate some or all of our activities. Further, we might be required to sell certain of our assets or obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize on our own. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could make it difficult or impossible to implement our long-term business plans or could affect our ability to continue as a going concern.

If a natural disaster strikes our clinical laboratory facilities and we are unable to receive and or process our customers’ samples for a substantial amount of time, we would lose revenue.

We rely on a single clinical laboratory facility to process patient samples for our tests, which are received via delivery service or mail, and have no alternative facilities. We will also use this facility for conducting other tests we develop, including VeraTag assays, and even if we move into different or additional facilities they will likely be in close proximity to our current clinical laboratory. Our clinical laboratories and some pieces of processing equipment are difficult to replace and could require substantial replacement lead-time. Our facilities may be affected by natural disasters such as earthquakes and floods. Earthquakes are of particular significance because our facilities are located in the San Francisco Bay Area, an earthquake-prone area, and we do not have insurance against earthquake loss. Our insurance coverage, if any, may not be adequate to cover total losses incurred in a natural disaster. However, even if covered by insurance, in the event our clinical laboratory facilities or equipment is affected by natural disasters, we would be unable to process patient samples and meet customer demands or sales projections. If our patient sample processing operations were curtailed or ceased, we would not be able to perform tests, which would reduce our revenues, and may cause us to lose the trust of our customers or market share.

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

Concentration of ownership among some of our stockholders may prevent other stockholders from influencing significant corporate decisions. *

As of June 30, 2007, approximately 42% of our common stock is beneficially held by our directors, our executive officers, and greater than five percent stockholders. The most significant of these stockholders in terms of beneficial ownership are Federated Investors, Inc., Stephens Investment Management, Inc., Kenneth F. Siebel, Highbridge International and Pfizer. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control of Monogram Biosciences at a premium price if these stockholders oppose it.

If our stockholders or convertible note holders sell substantial amounts of our common stock, the market price of our common stock may fall. *

If our stockholders or convertible note holders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, or conversion of our outstanding convertible debt, the market price of our common stock may fall. As of June 30, 2007, we had outstanding options under our employee stock options plan to purchase 21.8 million shares of our common stock, which represents approximately 17% of our common stock outstanding on June 30, 2007, at a weighted-average price of $2.32 per share. Our outstanding convertible notes are convertible at the option of the holders into shares of our common stock. We registered both the shares of common stock issuable upon conversion of the 0% Notes and the shares issuable upon conversion of the Pfizer Note. Accordingly, so long as these registration statements are effective, the common stock issued upon conversion of the 0% Notes and the Pfizer Note will be freely tradable in the public markets without restriction. The conversion of these notes into common stock could result in the issuance of a substantial number of shares and substantial dilution to our stockholders. Sales of substantial amounts of our common stock, including hedging activities by our convertible note holders, or the perception that such sales could occur, whether currently outstanding, or issued as the result of option exercises or conversion of convertible debt, might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Sales of a substantial number of shares could occur at any time. This may decrease the price of our common stock and may impair our ability to raise capital in the future.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Our stock price has fluctuated widely during the last few years from a low of $0.72 per share in September 2002 to a high of $4.40 per share in January 2004. The following factors, in addition to other risk factors described in this section, may have a significant negative impact on the market price of our common stock:

•	period-to-period fluctuations in financial results;

•	financing activities;

•	hedging activities by holders of our convertible notes;

•	litigation;

•	delays in product introduction, launches or enhancements, including delays in completing the development of the VeraTag technology and products based on that technology;

•	announcements of technological innovations or new commercial products by our competitors;

•	results from clinical studies;

•	adverse developments in the clinical trials of drugs under development by our pharmaceutical company customers;

•	adverse clinical or regulatory developments related to drugs, such as Pfizer’s maraviroc, for which our tests are used in patient selection or monitoring;

•	developments concerning proprietary rights, including patents;

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or our own products or products under development;

•	regulatory developments in the United States and foreign countries;

•	changes in payor reimbursement policies;

•	limitations on the ability to recognize revenue from complex collaborations; and

•	economic and other external factors or other disaster or crisis.

A low or volatile stock price may negatively impact our ability to raise capital and to attract and maintain key employees.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Footnote	Exhibit Number
(2)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(2)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(3)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(4)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(2)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(2)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(2)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

Exhibit Footnote	Exhibit Number
(2)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(2)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(1)	3.5	Bylaws, as currently in effect.

	4.1	Reference is made to Exhibits 3.1 through 3.5.

(4)	4.2	Specimen Stock Certificate.

(3)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934.

(1)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.

(3)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.

MONOGRAM BIOSCIENCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on August 9, 2007.

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