Form 10-Q
period 2007-09-30
Monogram Biosciences, Inc.
filed 2007-11-07
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

As of November 7, 2007 there were 132,306,738 shares of the registrant’s common stock outstanding.

MONOGRAM BIOSCIENCES, INC.

MONOGRAM BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS		(Note 1)
Current assets:
Cash and cash equivalents	$18,553	$8,263
Short-term investments	10,933	22,867
Accounts receivable, net	8,694	6,849
Prepaid expenses	1,055	1,234
Inventory	1,184	961
Other current assets	248	378

Total current assets	40,667	40,552
Property and equipment, net	7,388	7,463
Goodwill	9,927	9,927
Deferred costs	5,236	1,783
Other assets	749	1,120

Total assets	$63,967	$60,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,864	$1,271
Accrued compensation	2,712	2,258
Accrued liabilities	4,458	4,720
Current portion of restructuring costs	610	1,128
Deferred revenue, current portion	1,140	404
Current portion of loans payable and capital lease obligations	4,721	6,355
Contingent value rights	2,102	2,813

Total current liabilities	17,607	18,949
Long-term 3% convertible promissory note	20,683	25,000
Long-term 0% convertible promissory note	18,168	—
Long-term portion of restructuring costs	434	868
Long-term deferred revenue	6,071	1,783
Other long-term liabilities	297	337

Total liabilities	63,260	46,937

Stockholders’ equity:
Common stock	132	131
Additional paid-in capital	283,082	277,892
Accumulated other comprehensive loss	(6)	(124)
Accumulated deficit	(282,501)	(263,991)

Total stockholders’ equity	707	13,908

Total liabilities and stockholders’ equity	$63,967	$60,845

(1)	The condensed balance sheet as of December 31, 2006 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to Condensed Financial Statements.

MONOGRAM BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Product revenue	$8,745	$10,415	$26,751	$35,418
Contract revenue	463	687	1,266	2,310
License revenue	1,186	—	1,486	—

Total revenue	10,394	11,102	29,503	37,728

Operating costs and expenses:
Cost of product revenue	5,774	5,962	16,806	17,307
Research and development	3,788	4,638	14,295	14,421
Sales and marketing	4,178	3,819	12,280	11,264
General and administrative	4,292	3,377	12,149	11,240

Total operating costs and expenses	18,032	17,796	55,530	54,232

Operating loss	(7,638)	(6,694)	(26,027)	(16,504)

Convertible debt valuation adjustment and interest income, net	4,340	90	5,057	1,233
Contingent value rights valuation adjustment	218	—	218	(16,450)

Net loss before cumulative effect of change in accounting principle	(3,080)	(6,604)	(20,752)	(31,721)
Cumulative effect of change in accounting principle	—	—	2,242	—

Net loss after cumulative effect of change in accounting principle	$(3,080)	$(6,604)	$(18,510)	$(31,721)

Basic and diluted net loss per common share before cumulative effect of change in accounting principle	$(0.02)	$(0.05)	$(0.16)	$(0.24)
Cumulative effect per share of change in accounting principle	—	—	0.02	—

Basic and diluted net loss per common share after cumulative effect of change in accounting principle	$(0.02)	$(0.05)	$(0.14)	$(0.24)

Weighted-average shares used in computing basic and diluted net loss per common share	132,393	130,694	132,003	130,223

See accompanying notes to Condensed Financial Statements.

MONOGRAM BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(18,510)	$(31,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Contingent value rights revaluation	(218)	17,164
Contingent value rights payment	—	(14,284)
Convertible debt valuation adjustment	(4,653)	—
Cumulative effect of change in accounting principle	(2,242)	—
Depreciation and amortization	2,321	2,282
Stock-based compensation expense	3,438	4,716
Provision for doubtful accounts	604	375
Loss on disposal of property and equipment	95	—
Change in assets and liabilities:
Accounts receivable	(2,449)	1,463
Prepaid expenses	179	(420)
Inventory	(223)	(75)
Other current assets	130	304
Accounts payable	593	1,076
Accrued compensation	454	(159)
Accrued liabilities	274	1,357
Accrued restructuring costs	(952)	(734)
Contingent value rights	(493)	—
Deferred revenue, current portion	736	254
Other long-term liabilities	793	22

Net cash used in operating activities	(20,123)	(18,380)

INVESTING ACTIVITIES:
Purchases of short-term investments	(16,948)	(15,039)
Maturities and sales of short-term investments	29,000	44,620
Capital expenditures	(1,725)	(1,528)
Other assets	—	(185)

Net cash provided by investing activities	10,327	27,868

FINANCING ACTIVITIES:
Principal payments on loans payable and capital lease obligations	(15,561)	(661)
Proceeds from 0% convertible promissory note	20,746	—
Proceeds from 3% convertible promissory note	—	25,000
Proceeds from loans payable	13,708	5,693
Contingent value rights payment	—	(42,787)
Proceeds from issuance of common stock	1,193	3,681

Net cash provided by (used in) financing activities	20,086	(9,074)

Net increase in cash and cash equivalents	10,290	414
Cash and cash equivalents at the beginning of the period	8,263	7,616

Cash and cash equivalents at the end of the period	$18,553	$8,030

SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Convertible promissory note interest payment	$560	$—
Assets acquired under capital leases	$245	$—

See accompanying notes to Condensed Financial Statements.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared by Monogram Biosciences, Inc., also referred to as the Company, Monogram, we, us, or our, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or any other future periods. The condensed balance sheet as of December 31, 2006, has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Reference is made to “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. As of the date of the filing of this Quarterly Report, the Company did not identify any significant changes to the critical accounting policies discussed in our Annual Report for the year ended December 31, 2006, except as described below.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, other accrued expenses and short-term obligations approximate fair value based on the highly liquid, short-term nature of these instruments. The Company also has long-term instruments consisting of debt obligations. The Company values debt obligations in accordance with the guidelines set forth in SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” using the framework established by SFAS 157, “Fair Value Measurements” for measuring fair value.

Revenue Recognition

License Revenue

The Company recognizes revenue from up-front license fees when the earnings process is complete and no further obligations exist. If further obligations exist, the up-front license fee is recognized ratably over the obligation period. Royalties received under the license are recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses the application of SFAS 133 to beneficial interests in securitized financial assets. SFAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The Company elected to adopt SFAS 155 to measure the fair value of the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the statement of operations. See “0% Convertible Senior Unsecured Notes” Note 7 below for a discussion of the effects of adopting SFAS 155.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. See Note 10 “Income Taxes” to the financial statements for further discussion.

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

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. FSP EITF 00-19-2 requires contingent obligations under a registration payment arrangement to be recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”). SFAS 5 requires loss contingencies to be accrued and expensed if they are probable and reasonably estimable. The adoption of FSP EITF 0-19-2 did not impact our financial statements.

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

In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that non-refundable advance payments for future research and development activities be capitalized until the goods have been delivered or related services have been performed. The Company does not expect the adoption of EITF 07-3 to have a significant impact on its financial statements.

Cumulative Effect of Change in Accounting Principle.

We elected to early adopt SFAS 159, effective January 1, 2007, to measure the fair value of the Pfizer Note as a hybrid debt instrument in its entirety with adjustments to the fair value reflected as a non-operating expense in the statement of operations. The impact of adopting SFAS 159 resulted in an adjustment for the cumulative effect of change in accounting principle of $2.2 million for the nine months ended September 30, 2007.

2. INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. If inventory costs exceed expected market value due to obsolescence or lack of demand, reserves are recorded for the difference between the cost and the estimated market value. These reserves are based on estimates. Inventory consists of the following:

	September 30, 2007	December 31, 2006
	(In thousands)
Raw materials	$711	$685
Work in process	473	276

Total	$1,184	$961

3. LOSS PER COMMON SHARE

Basic and diluted loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented. Potentially dilutive securities have been excluded from the diluted loss per common share computations in all periods presented as such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss. At September 30, 2007 and 2006, these potentially dilutive securities are as follows:

	September 30,
	2007	2006
	(In thousands)
Convertible promissory notes (as if converted basis)	21,148	9,243
Outstanding warrants	719	819
Outstanding stock options	20,807	19,218

Total	42,674	29,280

4. CONTINGENT VALUE RIGHTS

As part of the merger with ACLARA BioSciences, Inc. (“ACLARA”), the Company issued Contingent Value Rights (“CVRs”) to ACLARA stockholders and was obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined at $0.88 per CVR and holders of assumed ACLARA options are entitled to receive a cash payment of $0.88, upon future exercise of those options, for each CVR that would have been issuable to them had the option been exercised prior to the CVR maturity date. At September 30, 2007, assumed ACLARA options to purchase 2.3 million shares of the Company’s common stock were outstanding, of which approximately 35,000 shares were unvested. The aggregate potential liability related to all these options at September 30, 2007, was $2.0 million, which is reflected on the balance sheet in current liabilities. If these vested options are exercised, the Company will receive aggregate exercise proceeds of $4.6 million, offsetting potential CVR payments of $2.0 million.

5. COMMITMENTS AND CONTINGENCIES

Commitments

At September 30, 2007, the Company leased a building and building space of approximately 41,000 and 9,000 square feet, respectively, and subleased additional office space of approximately 27,000 square feet in South San Francisco, California. The lease of the 9,000 square foot building space expires in August 2008. In October 2007, the Company extended its lease of the 41,000 square foot building and subleased office space and entered into a lease agreement for an additional facility in South San Francisco of approximately 40,000 square feet. See Note 11, “Subsequent Events” to the financial statements for further discussion.

As a result of the merger with ACLARA, at December 31, 2004, the Company assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. On February 7, 2007, the Company entered into a lease termination agreement with the landlord to terminate the lease prior to its scheduled expiry. The termination of the lease was subject to a specified third party executing a new lease with the landlord on terms and conditions satisfactory to the landlord and the landlord has notified the Company that this has occurred. The Company has an obligation to pay the landlord specified amounts over the remainder of the former lease term, or through June 2009. As of September 30, 2007, the remaining obligation was $1.0 million, which is included in the table below.

In connection with the merger with ACLARA, the Company is obligated to make cash payments of $0.88 per share to holders of assumed ACLARA stock options upon future exercise of those options. See Note 4, “Contingent Value Rights,” to the financial statements for further discussion.

At September 30, 2007, future minimum payments are as follows:

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Purchase obligations	$965	$965	$234	$—	$2,164
Operating lease obligations	$2,056	$2,281	$22	$—	$4,359
Equipment financing arrangements	222	126	—	—	348
0% Convertible Senior Unsecured Note	—	—	30,000	—	30,000
3% Senior Secured Convertible Note	—	25,000	—	—	25,000
3% Senior Secured Convertible Note interest payment (1)	750	1,412	—	—	2,162
Loans payable	4,435	—	—	—	4,435

Total	$8,428	$29,784	$30,256	$—	$68,468

(1)	Subject to certain limitations, the Company is entitled to make such interest payments using shares of its common stock.

In connection with the merger with ACLARA, the Company is obligated to make cash payments of $0.88 per share to holders of assumed ACLARA stock options upon future exercise of those options. See Note 4, “Contingent Value Rights,” to the financial statements for further discussion.

In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.2 million in 2007; $1.5 million in 2008; $1.6 million in 2009; $1.6 million in 2010 and $0.7 million in 2011. In October 2007, the Company extended its lease of subleased office space relating to this lease assignment, which decreases the payment obligation in the event of default by the assignee. See Note 11, “Subsequent Events” to the financial statements for further discussion.

Contingencies

The Company was informed by Bayer Diagnostics (now a unit of Siemens AG) or Bayer, in 2004, that it believed the Company requires one or more licenses to patents controlled by Bayer in order to conduct certain of the Company’s current and planned operations and activities. The Company, in turn, believes that Bayer may require one or more licenses to patents controlled by the Company. Although the Company believes it does not need a license from Bayer for its HIV products, the Company has had discussions with Bayer concerning the possibility of entering into a cross-licensing or other arrangement, and believes that, if necessary, licenses from Bayer would be available to the Company on commercial terms.

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

The District Court indicated that a new class definition was a priority for the issuers’ proposed settlement agreement, and met on May 30, 2007, to discuss this as well as other issues. During the May 30, 2007 conference, the plaintiffs orally moved for revised class certification and stated that they will seek mixed class and merits discovery in advance of their opening brief on class certification. The plaintiffs also indicated that they may seek discovery from issuers in cases other than the six focus cases. On June 25, 2007, the parties submitted a stipulation to terminate the settlement, which was granted by Court Order. On June 26, 2007, plaintiffs served a document request on all issuer defendants. On June 27, 2007, the Court held a conference with counsel for all three groups in the case. The parties agreed that the plaintiffs had until July 31, 2007, to file any Amended Complaints. In addition, the Court set the following briefing schedule for class certification: opening briefs due by September 27, 2007, responses due by December 21, 2007, and reply briefs due by February 15, 2008. Finally, the plaintiffs had until July 11, 2007, to respond to the underwriters’ motion, joined by the issuers, regarding the statute of limitations. Subsequently, the parties agreed to limit discovery to the six class certification focus cases, which does not include ACLARA. All parties have reserved all of their rights with respect to any production of documents in all other cases, merits focus cases and non-focus cases. On July 31, 2007, the plaintiffs requested, and the Court granted, an extension to August 14, 2007, for filing any Amended Complaints. On August 14, 2007, Plaintiffs filed Amended Master Allegations. On September 27, 2007, the Plaintiffs filed a Motion for Class Certification. Responses are due by December 21, 2007, and Plaintiffs’ reply briefs are due by February 15, 2008.

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

In September 2007, the Company also licensed technology from The NSABP Foundation, Inc. (“NSABP”) which provides the Company access to tissue samples from up to 1,600 breast cancer patients treated with Herceptin in the adjuvant setting as participants in the NSABP B 31 study. The Company will pay annual license fees to NSABP and additional royalties if the Company successfully develops and commercializes certain products resulting from the licensed rights.

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

The following table sets forth the components of the restructuring charges:

	Abandonment of Facilities	Severance	Total
		(In thousands)
Liabilities assumed in merger with ACLARA	$3,000	$1,054	$4,054
Amounts paid in cash	(3,920)	(1,054)	(4,974)
Change in estimate for restructuring costs related to Mountain View facility	1,964	—	1,964

Balance at September 30, 2007	1,044	—	1,044
Current portion	$610	$—	$610

Long-term portion	$434	$—	$434

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

The Company has the option to cause all or any portion of the 0% Notes to automatically convert at such time as the closing price of the Company’s common stock is greater than $3.15 for twenty out of thirty consecutive trading days and provided that certain other conditions are satisfied. Upon any such automatic conversion, the Company initially will pay the holders a premium make-whole amount equal to $84.7526 per $1,000 principal amount of 0% Notes so converted, such premium make-whole being reduced over the initial three-year period following the closing. The premium make-whole amount may be paid in shares of common stock upon any such automatic conversion, provided that certain additional conditions are satisfied.

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

The Company will be required, under the terms of the 0% Notes, to repurchase the outstanding accreted value of the 0% Notes at the election of the holder upon certain change of control events described in the 0% Notes, or if the Company’s common stock is no longer listed on a United States national securities exchange, quoted on The NASDAQ Global Market, or approved for trading and/or eligible for quotation on an established automated over-the-counter trading market in the United States, including the OTC Bulletin Board but excluding the “pink sheets”, or any similar quotation system. In addition, under such circumstances the Company also would be obligated to pay the premium make-whole amount described above and certain other amounts.

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

In accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, the Company elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the statement of operations. Accordingly, the change in the net carrying amount to the fair value recognized includes unamortized debt issuance costs. The Company obtained assistance from an independent valuation specialist to measure the fair value of the 0% Notes. The Company used a binomial lattice model as the valuation technique to determine fair value using management assessment and inputs which utilize inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Inputs derived from quoted prices include the Company’s stock price, the average yield of B-bonds and the prices of Treasury instruments. Input from management assessment includes the probability of certain events occurring during the term of the debt. For the three and nine months ended September 30, 2007, this valuation led to a $2.9 million and $2.6 million favorable adjustment, respectively, to the convertible debt to adjust the carrying value of the 0% Notes, net of debt issuance costs to fair value. This net adjustment is reflected as a non-operating expense in the statement of operations. As of September 30, 2007, the fair value and unpaid principal balance of the 0% Notes was $18.2 million and $23.5 million, respectively.

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

The Collaboration Agreement is a multiple element arrangement, including supply of the Trofile Assay in additional clinical studies (including expanded access programs in both the U.S. and outside the U.S.), supply of the Trofile Assay for clinical use outside of the U.S., reimbursement of costs for the establishment and operation of supply infrastructure outside of the U.S. and potential assistance to Pfizer in the establishment and operation of a second facility for processing of tropism assays. Under the guidelines of EITF 00-21, the Company has determined that the collaboration with Pfizer should be accounted for as a single unit of accounting due to the absence of established fair values of certain undelivered elements. Accordingly, the Company has deferred revenue under this collaboration until the earlier of establishment of fair values or completion of the deliverables. Additionally, related direct costs for the establishment and operation of supply infrastructure outside of the U.S. that are contractually reimbursable on a non-refundable basis under this collaboration have been deferred.

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

The Pfizer Note is convertible into shares of the Company’s common stock at the election of its holder at a per share conversion price of $2.7048. Following the effectiveness of the registration statement covering the estimated number of common shares underlying the Pfizer Note, which occurred June 23, 2006, the Pfizer Note will automatically convert into shares of the Company’s common stock should the closing price of the Company’s common stock be greater than 150% of the conversion price, or $4.06 per share, for twenty out of thirty consecutive trading days. The conversion price will adjust automatically upon certain changes to the Company’s capitalization. The Company will be required, under the terms of the Pfizer Note, to repurchase the outstanding amount of the Pfizer Note at the election of the holder upon certain change of control events described in the Pfizer Note, or if its common stock is no longer listed or quoted on the NASDAQ Global Market or an established automated over-the-counter trading market (including, if applicable, the OTC Bulletin Board). The Pfizer Note is secured by a first priority security interest in favor of Pfizer in certain of the Company’s assets related to its HIV testing business.

Under the terms of the Pfizer Note, the Company is prohibited from incurring certain types of indebtedness, from permitting certain liens on its assets, from entering into transactions with affiliates and from entering into certain capital transactions such as dividend payments, stock repurchases, capital distributions or other similar transactions. It is also subject to certain other covenants as set forth in the Pfizer Note, including limitations on its ability to enter into new lines of business after issuance of the Pfizer Note. An event of default under the Pfizer Note will occur if the Company: is delinquent in making payments of principal or interest; fails, following notice, to cure a breach of a covenant under the Pfizer Note, the related security agreement or the Note Purchase Agreement; a representation or warranty under the Pfizer Note, the related security agreement or the Note Purchase Agreement is materially inaccurate; an acceleration event occurs under certain types of its other secured indebtedness outstanding from time to time; certain bankruptcy proceedings are commenced or orders granted or an event of default occurs or is continuing under the 0% Notes issued in January 2007. If an event of default occurs, the indebtedness under the Pfizer Note could be accelerated, such that it becomes immediately due and payable. The Company is in compliance with all covenants under the Pfizer Note.

As a result of the issuance of the 0% Notes, the Company was required to value and account for certain derivative instruments that are embedded in the Pfizer Note with adjustments to the fair value reflected in the statement of operations in accordance with SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) and SFAS 157, “Fair Value Measurements” (“SFAS 157”). The Company elected to early adopt SFAS 159 to measure the Pfizer Note as a hybrid debt instrument in its entirety using the framework established by SFAS 157, for measuring fair value. At the initial adoption of SFAS 159, the Company recorded a favorable cumulative effect of a change in accounting principle adjustment to beginning accumulated deficit for the Pfizer Note of $2.2 million, resulting in a fair value of $22.8 million at January 1, 2007. The Company obtained assistance from an independent valuation specialist to measure the fair value of the Pfizer Note. The Company used a binomial lattice model as the valuation technique to determine fair value using management assessments and inputs, which utilize inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. For the three and nine months ended September 30, 2007, this valuation led to a $1.3 million and $2.1 million, respectively, decrease to the net carrying value of the Pfizer Note and the adjustment is reflected as a non-operating expense in the statement of operations. As of September 30, 2007 and December 31, 2006, the fair value of the Pfizer Note was $20.7 million and $25.0 million, respectively. The unpaid principal balance of the Note was $25.0 million for both periods ended September 30, 2007 and December 31, 2006, respectively.

9. CREDIT AND SECURITY AGREEMENT

On September 29, 2006, the Company entered into a Credit and Security Agreement with Merrill. The Credit and Security Agreement (the “Credit Agreement”) provides the Company with a revolving credit line, with borrowings against eligible accounts receivable up to a maximum of $10 million. Merrill has been granted a security interest over certain of the Company’s assets, including its accounts receivable, intellectual property used or held for use in connection with its oncology testing business and inventory. The Credit Agreement expires in March 2010. As of September 30, 2007, approximately $4.4 million was outstanding under the revolving credit line.

Amounts borrowed under the Credit Agreement will bear interest at a rate per annum equal to a published LIBOR rate plus 4.75%. As of September 30, 2007, the 1-month LIBOR rate was 5.13%. Amounts borrowed under the revolving credit line are repaid as the Company receives payment on its outstanding accounts receivable. The Credit Agreement also provides for the payment by the Company of an unused line fee, a collateral fee, a commitment fee and, in certain circumstances, a deferred commitment fee.

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

10. INCOME TAXES

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. FIN 48 is effective for fiscal years beginning after December 15, 2006.

This statement became effective for the Company on January 1, 2007. The effect of adopting FIN 48 on January 1, 2007, did not result in a material change to the Company’s FIN 48 unrecognized tax benefit due to the Company’s history of net losses and fully reserved deferred tax assets. The Company is currently not under any federal or state audits.

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

11. SUBSEQUENT EVENTS

In October, 2007, the Company amended its lease, dated May 1999, with respect to the approximately 41,000 square foot facility in South San Francisco, California. The amendment extends the lease term by approximately eight years, to expire in April 2018. The estimated total rent of the extended term will be approximately $14.2 million. The Company also amended its sublease, dated June 2002, of the approximately 27,000 square feet of office space also in South San Francisco. The amendment extends the sublease by approximately 29 months, to May 2011. The estimated total rent of the extended sublease term is approximately $2.3 million.

Additionally, in October, 2007, the Company entered a lease agreement of an approximately 40,000 square foot facility located in South San Francisco, California, which expires in April 2018. The estimated total rent for the lease will be approximately $18.9 million. The Company also has the option to utilize a tenant allowance of up to $1 million for capital improvements in the facility during the first three years of the lease.

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

Our PhenoSense™ and GeneSeq™ products provide a practical method for assessing resistance of Human Immunodeficiency Virus Type 1 (HIV-1) to anti-viral drug therapy. This information is used to optimize treatment options for the individual patient. We currently market phenotypic and genotypic resistance testing products directed at patients with HIV infection and the drug classes that have received regulatory approval, i.e. nucleoside reverse transcriptase inhibitors (NRTI), non-nucleoside reverse transcriptase inhibitors (NNRTI), protease inhibitors (PI), fusion inhibitors (FI) and co-receptor antagonists (CRA). In addition, we are completing the CLIA validation of our PhenoSense and GeneSeq assays for integrase inhibitors and are actively developing resistance assays for assembly and maturation inhibitors.

In addition to these resistance tests, Trofile™, our co-receptor tropism assay has been used for patient selection in the phase III trials of the new class of CCR5 antagonists. The first of these is maraviroc from Pfizer. Maraviroc was approved by the U.S. Food and Drug Administration, or FDA, for use in CCR5-tropic treatment-experienced patients on August 6, 2007. The FDA-approved label for maraviroc indicates that tropism testing should be used for patient selection and we expect that the Trofile Assay will be used to select patients for maraviroc. We introduced our Trofile Assay commercially in August 2007, and Medicare is already providing coverage and reimbursement for the assay.

Over the last several years, we have built a business based on the personalized medicine approach in HIV drug resistance testing and in patient selection. We now seek to leverage the experience and infrastructure we have built in the HIV market to the potentially larger market opportunity of cancer, utilizing our proprietary VeraTag™ (formerly known as “eTag™”) technology. In the future, we plan to seek opportunities to address an even broader range of serious diseases.

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

Our first potential product based on the VeraTag technology is the HERmark™ assay for breast cancer. We are evaluating HERmark for two potential applications, both of which are for the prediction of the likelihood of response to Herceptin in breast cancer patients. The first is for the use of Herceptin in patients with metastatic breast cancer and the second is for the potentially larger market related to the use of Herceptin in the adjuvant setting, i.e. for patients first diagnosed with breast cancer. Clinical studies are ongoing in both these applications.

We have incurred losses each year since inception. As of September 30, 2007, we had an accumulated deficit of approximately $282.5 million, including a charge in 2004 of $100.6 million for in-process research and development related to our merger with ACLARA. We expect to incur additional operating losses at least for the next twelve months as we complete the development of the VeraTag technology, transfer the assays into the clinical laboratory, conduct clinical studies and develop the commercial infrastructure to support a commercial launch.

ISSUANCE OF 0% CONVERTIBLE SENIOR UNSECURED NOTES

In January 2007, we issued $30 million principal amount of 0% Convertible Senior Unsecured Notes, due 2026 (the “0% Notes”). Although the 0% Notes are due in December 2026, the 0% Notes may be called by the holders at their option at December 31, 2011, December 31, 2016 or December 31, 2021 at a price equal to 100% of the accreted value. The aggregate purchase price for the 0% Notes was approximately $22.5 million. The 0% Notes do not bear interest and are convertible, at the option of the holder, into shares of our common stock at an initial conversion price of $2.52 per share, which is equivalent to an initial conversion rate of approximately 396.8254 shares per $1,000 principal amount of the 0% Notes. The conversion price will adjust automatically upon certain changes to our capitalization.

We have the option to cause all or any portion of the 0% Notes to automatically convert at such time as the closing price of our common stock is greater than $3.15 for twenty out of thirty consecutive trading days, provided that certain conditions are met. The 0% Notes are subordinated to all of our present senior debt, including the $25 million 3% Senior Secured Convertible Note, due May 19, 2010, issued to Pfizer in May 2006, as amended as described below, and our $10 million line of credit with Merrill Lynch.

In accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, the Company elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the statement of operations. For the three and nine months ended September 30, 2007, this valuation led to a $2.9 million and $2.6 million favorable convertible debt valuation adjustment to the carrying value of the 0% Notes, respectively, net of debt issuance costs to fair value. This net adjustment is reflected as a non-operating expense in the statement of operations. As of September 30, 2007, the fair value and unpaid principal balance of the 0% Notes was $18.2 million and $23.5 million, respectively.

AGREEMENTS WITH PFIZER INC

In May 2006, we entered into a non-exclusive Collaboration Agreement (the “Collaboration Agreement”) with Pfizer to facilitate the global availability for patient use of our proprietary co-receptor tropism assay, Trofile™ (“Trofile Assay”). Our Trofile Assay is used to identify which co-receptor a patient’s HIV uses for entry to cells and has been used in connection with phase III clinical trials of Pfizer’s investigational CCR5 antagonist, maraviroc. In August, 2007, maraviroc was approved by the FDA for use in CCR5-tropic treatment-experienced patients. The FDA-approved label for maraviroc indicates that tropism testing should be used for patient selection and we expect that the Trofile Assay will be used to select patients for maraviroc. In October 2007, maraviroc was approved by the European Commission. Under the Collaboration Agreement we have responsibility for making our Trofile Assay available in the U.S. Pfizer will have responsibility for sales, marketing and regulatory matters outside of the U.S. and will reimburse us for our expenses in establishing and maintaining the logistics infrastructure that may be necessary to make the assay available outside the U.S. as required by Pfizer. The Collaboration Agreement covers the period through December 31, 2009, and is renewable by Pfizer for five successive one year terms. We and Pfizer also extended the co-receptor portion of our existing services agreement to support potential additional Pfizer clinical trials through December 31, 2009.

We also entered a note purchase agreement with Pfizer under which Pfizer purchased a Senior Secured Convertible Note in the principal amount of $25 million (the “Pfizer Note”). The Pfizer Note bears a 3% annual interest rate, payable quarterly in cash or shares of our common stock, at our option, and matures in May 2010, unless converted earlier. The Pfizer Note is convertible at Pfizer’s option into shares of our common stock at a conversion price of $2.7048 per share and will automatically convert into shares of our common stock should the closing price of our common stock be greater than 150%, of the conversion price, or $4.06 per share, for twenty out of thirty consecutive trading days. In addition, the Pfizer Note is secured by certain assets related to our HIV testing business, is subject to certain covenants on our part and will be senior in right of payment to all existing and future indebtedness, subject to certain limited exceptions. In connection with the sale of the 0% Notes, as described above, Pfizer and U.S. Bank, National Association, as trustee, and we entered into a subordination agreement in January 2007, setting forth the terms under which the 0% Notes are subordinated to the Pfizer Note. We also amended our note purchase agreement with Pfizer, and amended and restated the Pfizer Note, to conform to certain terms of the subordination agreement. As amended, the Pfizer Note provides that Monogram will be in default if (i) an event of default occurs and is continuing under the 0% Notes and (ii) the Trustee or any holders of the Notes gives notice to us of its or their intent to either accelerate the 0% Notes or exercise any other remedies thereunder (subject to certain limited exceptions).

As a result of the issuance of the 0% Notes, we were required to value and account for certain derivative instruments that are embedded in the Pfizer Note. We elected to early adopt SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” to measure the Pfizer Note as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the statement of operations. At the initial adoption of SFAS 159, we recorded a cumulative-effect of a change in accounting principle for the Pfizer Note of $2.2 million, resulting in a fair value of $22.8 million at January 1, 2007. For the three and nine months ended September 30, 2007, the valuation led to a $1.3 million and $2.1 million, respectively, decrease to the carrying value of the Pfizer Note, which is reflected as a non-operating expense in the statement of operations. As of September 30, 2007 and December 31, 2006, the fair value of the Pfizer Note was $20.7 million and $25.0 million, respectively. The unpaid principal balance of the Note was $25 million for both periods ended September 30, 2007 and December 31, 2006, respectively.

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

The Pfizer collaboration is a multiple element arrangement, including supply of the Trofile Assay in additional clinical studies (including expanded access programs in both the U.S. and outside the U.S.), supply of the Trofile Assay for use outside of the U.S., reimbursement of costs for the establishment and operation of supply infrastructure outside of the U.S. and potential assistance to Pfizer in the establishment and operation of a second facility for processing of tropism assays. Under the guidelines of EITF 00-21, we have determined that the collaboration with Pfizer should be accounted for as a single unit of accounting due to the absence of established fair values of certain undelivered elements. Accordingly, we have deferred revenue under this collaboration until the earlier of establishment of fair values or completion of the deliverables. Additionally, related direct costs for the establishment and operation of supply infrastructure outside of the U.S. that are contractually reimbursable on a non-refundable basis under this collaboration have been deferred. As of September 30, 2007, we had $6.1 million of deferred revenue and $5.2 million of deferred costs under the Collaboration Agreement.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, other accrued expenses and short-term obligations approximate fair value based on the highly liquid, short-term nature of these instruments. We also have long-term instruments consisting of debt obligations. We value debt obligations in accordance with the guidelines set forth in SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” using the framework established by SFAS 157 , “Fair Value Measurements” for measuring fair value.

License Revenue

We recognize revenue from up-front license fees when the earnings process is complete and no further obligations exist. If further obligations exist, the up-front license fee is recognized ratably over the obligation period. Royalties received under the license are recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 amends SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and addresses the application of SFAS 133 to beneficial interests in securitized financial assets. SFAS 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for fiscal years beginning after September 15, 2006. The Company elected to adopt SFAS 155 to measure the fair value of the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the statement of operations. The effects of the adoption are shown in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Convertible debt valuation adjustments and interest income, net”.

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

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard establishes the framework for measuring fair value and expands the disclosure requirement for fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We elected to early adopt SFAS 157, effective January 1, 2007, and concluded that FAS 157 is applicable to the valuation of the Pfizer Note and 0% Notes. The effects of the adoption are shown in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Cumulative effect of change in accounting principle” and “Convertible debt valuation adjustments and interest income, net”.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. FSP EITF 00-19-2 requires contingent obligations under a registration payment arrangement to be recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies” (“FAS 5”). FAS 5 requires loss contingencies to be accrued and expensed if they are probable and reasonably estimable. The adoption of FSP EITF 0-19-2 did not impact our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We elected to early adopt SFAS 159, effective January 1, 2007, to measure the fair value of the Pfizer Note as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the statement of operations. The effects of the adoption are shown in Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Convertible debt valuation adjustments and interest income, net”.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that non-refundable advance payments for future research and development activities be capitalized until the goods have been delivered or related services have been performed. We do not expect the adoption of EITF 07-3 to have a significant impact on our financial statements.

RESULTS OF OPERATIONS

Three and Nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Product revenue	$8,745	$10,415	$26,751	$35,418
Contract revenue	463	687	1,266	2,310
License revenue	1,186	—	1,486	—

Total revenue	$10,394	$11,102	$29,503	$37,728

Revenue. Revenue was $10.4 million and $29.5 million for the three and nine months ended September 30, 2007, compared to $11.1 million and $37.7 million for the corresponding periods in 2006. The overall decrease of $8.2 million in revenue for the nine months ended September 30, 2007, compared to the corresponding period in 2006, was driven by a $8.7 million decrease in product revenue primarily due to the substantial completion, in 2006, of Pfizer’s phase III clinical trial of maraviroc, the first drug in a new class of HIV drugs called CCR5 antagonists. The use of our testing services, including our Trofile Co-Receptor Tropism Assay in Pfizer’s phase III clinical trial of maraviroc had generated significant revenue in the first half of 2006. In August 2007, maraviroc was approved by the FDA for use in CCR5-tropic treatment-experienced patients. The FDA-approved label for maraviroc indicates that tropism testing should be used for patient selection and we expect that the Trofile Assay will be used to select patients for maraviroc. We introduced our Trofile Assay commercially in August 2007, and Medicare is already providing coverage and reimbursement for the assay. However, if our test is not used to select patients for maraviroc, this could have a significant negative impact on our potential future revenues.

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

License revenue consists of revenue from a license agreement, dated March 30, 2007, with Caliper Life Sciences, Inc. for the microfluidics patent portfolio acquired in our merger with ACLARA in 2004. Under the license agreement, Caliper is obligated to pay ongoing royalties related to product and service revenues that encompass the use of our patents, and royalty sharing for any sublicense revenue generated by Caliper. We recorded $1.2 million and $1.5 million in license revenues for the three and nine months ended September 30, 2007, primarily from a non-recurring, upfront royalty for one particular license executed by Caliper. Revenues under the agreement with Caliper are likely to be lower for the remainder of 2007 and beyond.

We anticipate quarterly variations in revenue due primarily to fluctuations in the timing of various planned and ongoing clinical studies conducted by pharmaceutical companies.

We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 25% and 28% of our product revenue for the three and nine months ended September 30, 2007, as compared to 23% and 20% for the corresponding periods in 2006. Pfizer represented approximately 6% and 7% of our total product revenue for the three and nine months ended September 30, 2007, as compared to 8% and 22% of our total revenue for the corresponding periods in 2006. Laboratory Corporation of America represented approximately 10% and 12% of our total revenue for the three and nine months ended September 30, 2007, as compared to 7% and 5% for the corresponding periods in 2006, respectively. Quest Diagnostics Incorporated represented approximately 10% and 11% of our total revenue for the three and nine months ended September 30, 2007, as compared to 12% and 10% for the corresponding periods in 2006.

Cost of product revenue. Cost of product revenue was $5.8 million and $16.8 million for the three and nine months ended September 30, 2007, compared to $6.0 million and $17.3 million for the corresponding periods in 2006. Gross margins decreased to 34% and 37%, respectively, for the three and nine months ended September 30, 2007, compared to 43% and 51% in the corresponding periods in 2006. The decrease in gross margin percentage in 2007, as compared to 2006, was a result of the reduction in pharmaceutical testing revenues due to the substantial completion, in 2006, of the phase III trial of maraviroc. Additionally, in 2007, we deferred revenue related to Pfizer’s expanded access program and also performed a number of commercial Trofile tests in the U.S., for which we were unable to recognize revenue due to the timing of reimbursement decisions. As of September 30, 2007, we had deferred revenue of $6.1 million and $5.2 million of related deferred costs. We anticipate that gross margins on product revenue will continue to be affected by these factors. We believe that our potential future oncology products will have a higher gross margin than our HIV products.

Research and development. Research and development costs were $3.8 million and $14.3 million for the three and nine months ended September 30, 2007, respectively, compared to $4.6 million and $14.4 million for the corresponding periods in 2006. The decrease of $0.8 million for the three months ended September 30, 2007, as compared to the corresponding period in 2006, was due to lower compensation expense of approximately $0.7 million, primarily related to the extinguishment of the CVR liability on the expiry of certain assumed ACLARA stock options and to reduced testing in support of research and development and grant programs.

We have expanded our business focus from infectious diseases to also include oncology. Accordingly, our research and development expenditures have increased. These expenditures are in connection with the further development of the VeraTag technology and preparations for the transfer of the VeraTag assays from the research setting to our CLIA certified clinical laboratory with the objective of generating clinical data to support a commercial launch of VeraTag assays. The successful development of our products is highly uncertain. Completion dates and research and development expenses can vary significantly for each product and are difficult to predict.

Our products in development for HIV and other infectious diseases target viral diseases and reflect a number of approaches to assessing resistance in individual patients to particular drugs. Our product lines overlap and most of our research and development activities in infectious disease are advancing multiple potential product lines. Due to this substantial overlap, we do not track costs on a project by project basis, except for the costs related to contract revenue. A portion of our infectious disease research and development expenses are funded by grants and commercial contracts. The following table sets our costs included in research and development expenses that are associated with such revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
NIH Grants:
HIV assays	$342	$445	$872	$1,095
HIV database	76	88	230	259
HCV assay	45	27	138	86
Commercial assay development and other projects	—	127	26	870

Total	$463	$687	$1,266	$2,310

Below is a summary of our products in development for HIV and other infectious diseases.

Infectious disease products in development	Status
Replication Capacity HIV, a measurement of fitness	In development(1)
PhenoSense HIV Entry, entry inhibitor assay	In development(2)
GeneSeq HIV Entry, entry inhibitor assay	In development(3)
PhenoSense and GeneSeq HIV Integrase, integrase inhibitor assays	In development(4)
PhenoSense HIV Antibody Neutralization, a vaccine development and evaluation assay	In development(5)
PhenoSense and GeneSeq HIV Assembly/Maturation, virus assembly or maturation inhibitor assays	In development(6)
PhenoSense HCV, a phenotypic hepatitis C inhibitor assay	In development(7)
GeneSeq HCV, a genotypic hepatitis C inhibitor assay	In development(7)

(1)	The Replication Capacity HIV assay is validated in our clinical laboratory and the data is currently reported on our PhenoSense HIV and PhenoSense GT tests to both pharmaceutical company customers and for patient testing. Clinical development work continues.
(2)	The PhenoSense HIV Entry Assay has been validated in our clinical laboratory for the subclass of entry inhibitors that block host cell-virus membrane fusion, such as enfuvirtide (Fuzeon), and is available to pharmaceutical company customers and for patient testing. The assay is also available to pharmaceutical company customers to evaluate subclasses of entry inhibitors in development, such as receptor and co-receptor antagonists (e.g. maraviroc, vicriviroc) but is not yet validated in the clinical laboratory for such use in patient testing.
(3)	The GeneSeq HIV Entry Assay is available to pharmaceutical company customers to evaluate subclasses of entry inhibitors in development, such as receptor and co-receptor antagonists (e.g. maraviroc, vicriviroc) but is not yet validated in the clinical laboratory for such use in patient testing.
(4)	The PhenoSense and GeneSeq HIV Integrase assays are validated for research purposes and available to pharmaceutical company customers. Assays for the integrase class are being validated and are expected to be available for physician use as needed in the future.
(5)	The PhenoSense HIV Antibody Neutralization assay is validated for research purposes and available to pharmaceutical company customers. With NIH funding, additional development work related to the use of our assays in vaccine development is being conducted.
(6)	The PhenoSense and GeneSeq HIV Assembly/Maturation inhibitor assays are in development. Additional development work is being conducted on these assays.
(7)	The GeneSeq HCV (NS5B) assay has been validated for research use and is available to pharmaceutical company customers. The GeneSeq HCV (NS3) and PhenoSense HCV assays are in development pending the evolution of clinical or drug development need for such testing.

A portion of our research and development expenditures are now directed at continuing the research and development of the VeraTag system. Our VeraTag technology has the potential, through detection of unique protein-based biomarkers, to differentiate likely responders from non-responders to certain targeted therapies in certain patient groups. Assays based on this technology have the potential to be used as aides for patient selection in pharmaceutical companies’ clinical trials of therapeutic products targeted on specific patient populations and as diagnostic services and/or kits to guide physicians in the selection of appropriate therapies for particular patients. Potential products are in development for differentiating breast cancer patients who are likely to respond to Herceptin, a targeted cancer therapy. The status of these potential products in development is as follows:

Oncology products in development	Status
Clinical assays for use in clinical evaluation by pharmaceutical and biotechnology customers	In development(1)
Clinical assays for diagnostic use in patient testing	In development(2)

(1)	Completion of clinical assays for use in clinical trials by pharmaceutical and biotechnology customers is dependent on additional research and development and clinical validation. Such research and development and clinical validation are expected to be time-consuming, and could exceed one year.
(2)	Completion of clinical assays for diagnostic use in patient testing is dependent on the successful completion of additional research and development and clinical validation in multiple clinical studies that provide data that will enable physicians to utilize the tests. Completion of patient testing assays will also require the development and validation of an assay in a CLIA clinical laboratory-certified format. Successful completion of such research and development and clinical validation is expected to be time-consuming, and could exceed one year.

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

Sales and marketing. Sales and marketing expenses were $4.2 million and $12.3 million for the three and nine months ended September 30, 2007, compared to $3.8 million and $11.3 million for the corresponding periods in 2006. The increase of $0.4 million and $1.0 million for the three and nine months ended September 30, 2007, as compared to the corresponding periods in 2006, was primarily due to the expansion of our sales force, and increased marketing programs related to our products offset by lower stock-based compensation expenses. We expect our sales and marketing expenses for promotional programs as well as sales and marketing personnel, will increase in preparation for the introduction of future products.

General and administrative. General and administrative expenses were $4.3 million and $12.1 million for the three and nine months ended September 30, 2007, compared to $3.4 million and $11.2 million for the corresponding periods in 2006. The increase of $0.9 million for the three and nine months ended September 30, 2007, as compared to the corresponding periods in 2006, was primarily due to an increase in overall employee headcount as well for professional services fees related to certain complex debt and lease transactions.

Stock-based Compensation. Stock-based compensation expenses related to employee stock option awards and employee stock purchases recognized under SFAS 123R for the three and nine months ended September 30, 2007, was $0.7 million and $3.0 million, respectively, compared to $1.5 million and $5.4 million for the corresponding periods in 2006. The decrease in stock-based compensation expense was primarily due to options granted prior to the adoption of SFAS 123R, which were expensed under an accelerated method, in 2006, compared to options granted after the adoption of SFAS 123R, which were expensed using the straight-line method. Additionally, certain assumed ACLARA options expired during the three months ended September 30, 2007, resulting in a favorable adjustment to the related CVR liability of $0.5 million, which was recorded in research and development stock-based compensation expenses.

The table below sets out stock-based compensation expenses recognized under SFAS 123R for the three and nine months ended September 30, 2007 and 2006, together with CVR expenses related to options that vested in the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Cost of product revenue	$123	$140	$352	$460
Research and development	(147)	393	402	1,693
Sales and marketing	261	396	879	1,273
General and administrative	468	574	1,348	1,977

Total	$705	$1,503	$2,981	$5,403

Stock compensation expense under SFAS 123R is expected to continue to have an effect on results of operations in future periods and this impact may be significant.

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

Convertible debt valuation adjustments and interest income, net. Convertible debt valuation adjustments were $4.2 million and $4.7 million for the three and nine months ended September 30, 2007. In January 2007, we issued $30 million principal amount of the 0% Notes for an aggregate purchase price of approximately $22.5 million. Pursuant to the guidelines set forth in SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” we elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the statement of operations. As a result of the issuance of the 0% Notes, we were required to value and account for certain derivative instruments that are embedded in the Pfizer Note with adjustments to the fair value reflected in the statement of operations. We elected to early adopt SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” to measure the Pfizer Note as a hybrid debt instrument in its entirety using the framework established by SFAS 157 for measuring fair value. For the three and nine months ended September 30, 2007, this valuation led to a $1.3 million and $2.1 million, respectively, decrease to the net carrying value of the Pfizer Note and a $2.9 million and $2.6 million decrease, respectively, to the carrying value of the 0% Notes, net of debt issuance costs, to fair value. Such adjustments could be substantial in future quarters in certain circumstances, such as if the Company’s common stock price is higher or lower than at September 30, 2007.

Interest income, net was $0.1 million and $0.4 million for the three and nine months ended September 30, 2007, respectively, compared to $0.1 and $1.2 million for the corresponding periods in 2006. The decrease of $0.7 million for the nine months ended September 30, 2007, compared to the corresponding period in 2006, was primarily due to lower interest income as a result of lower average cash balances.

Contingent value rights revaluation. Our liability under the CVRs, issued to ACLARA stockholders and holders of assumed ACLARA stock options, as part of the purchase consideration in the merger with ACLARA, was recorded at the closing of our merger with ACLARA at fair value, estimated using a calculation based on a Black-Scholes valuation of the underlying CVR securities of $0.66 per CVR. In June 2006, the amount payable related to the outstanding CVRs was determined at $0.88 per CVR, which resulted in a $16.5 million unfavorable adjustment to the liability and is reflected as a non-operating expense in the statement of operations for the nine months ended September 30, 2006. A cash payment of approximately $57.0 million was made to CVR holders on June 14, 2006. Additionally, certain assumed ACLARA options expired during the three months ended September 30, 2007, resulting in a favorable adjustment to the related CVR liability of $0.2 million, which was recorded in non-operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

We expect our available cash, cash equivalents and short-term investments of $29.5 million at September 30, 2007, funds provided by the sale of our products, contract and license revenue, and borrowings under accounts receivable and equipment financing arrangements will be adequate to fund our operations at least for the next twelve months.

We have funded our operations since inception primarily through public and private sales of common and preferred stock, issuance of convertible debt, equipment financing arrangements, product revenue, contract revenue, and a revolving line of credit. In particular, we have completed three private financings since our initial public offering in May 2000. In addition, during 2004, as the result of the merger with ACLARA, we acquired $74.8 million in cash and short term investments. In May 2006, we entered into an agreement with Pfizer for the purchase by Pfizer of the Pfizer Note in the amount of $25 million. The Pfizer Note is due in 2010 and interest on this borrowing is payable in cash or stock, at our option. In September 2006, we entered into a credit and security agreement with Merrill for a $10 million revolving credit line, under which borrowings are limited by eligible accounts receivable. As of September 30, 2007, approximately $4.4 million was outstanding under the revolving credit line. In January 2007, we sold the 0% Notes to a single qualified institutional buyer. The principal amount of the 0% Notes is $30 million and reflecting the zero coupon nature of the notes, they were sold for an aggregate purchase price of $22.5 million. After fees and expenses, net proceeds to us were approximately $20.7 million. The 0% Notes may be called by the holders of the 0% Notes at December 31, 2011, December 31, 2016 or December 31, 2021, at a price equal to 100% of the accreted value. Although we expect our operating and capital resources will be sufficient to meet future requirements for at least the next twelve months, we may have to raise additional funds to continue the development and commercialization of our VeraTag technology and to support our business operations in general. These funds may not be available on favorable terms, or may not be available at all. If adequate funds are not available on commercially reasonable terms, we may be required to curtail operations significantly or sell significant assets and may not be able to continue as a going concern. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans.

Net cash used in operating activities for the nine months ended September 30, 2007, was $20.1 million as compared to $18.4 million for the nine months ended September 30, 2006. Cash flows from operating activities primarily relates to net operating losses and can vary significantly due to various factors including changes in accounts receivable, accrued liabilities and deferred revenue related to new arrangements with customers. The average collection period of our accounts receivable as measured in days sales outstanding can vary and is dependent on various factors, including the type of revenue (i.e. patient testing, pharmaceutical company testing or contract revenue), the payment terms related to that revenue, and whether the related revenue was recorded at the beginning or end of a period.

Net cash provided by investing activities of $10.3 million for the nine months ended September 30, 2007, resulted primarily from net maturities of short-term investments of $12.0 million and capital expenditures of $1.7 million. Net cash used in investing activities of $27.9 million for the nine months ended September 30, 2006, resulted primarily from net maturities and sales of short-term investments of $29.6 million offset by capital expenditures of $1.5 million.

Net cash provided by financing activities of $20.1 million for the nine months ended September 30, 2007, resulted primarily from $20.7 million in proceeds from the 0% Notes, net loan payments of $1.8 million and $1.2 million in proceeds from the issuance of common stock related to the exercise of stock options and purchases under our employee stock purchase plan for approximately 0.8 million shares of common stock. Net cash used in financing activities of $9.1 million for the nine months ended September 30, 2006, resulted primarily from $25 million in proceeds from the issuance of a convertible promissory note to Pfizer, $5.0 million in proceeds from the revolving credit line with Merrill Lynch Capital and $3.2 million in proceeds from the exercise of stock options approximately 2.4 million shares of common stock, offset by the settlement of the CVR liability of approximately $57 million of which $42.8 million was related to the initial valuation of the CVR at the closing of the merger with ACLARA .

At September 30, 2007, we leased a building and building space of approximately 41,000 and 9,000 square feet, respectively, and subleased additional building space of approximately 27,000 square feet in South San Francisco, California. The lease of the 9,000 square feet building space expires in August 2008. In October, 2007, we extended our lease of the 40,000 square foot building and subleased office space and entered a lease agreement for an additional facility in South San Francisco of approximately 40,000 square feet. See Note 11, “Subsequent Events” to the financial statements for further discussion.

As a result of the merger with ACLARA, at December 31, 2004, we assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. On February 7, 2007, we entered into a lease termination agreement with the landlord to terminate the lease prior to its scheduled expiry. The termination of the lease was subject to a specified third party executing a new lease with the landlord on terms and conditions satisfactory to the landlord and the landlord has notified us that this has occurred. We have an obligation to pay the landlord specified amounts over the remainder of the former lease term, or through June 2009. As of September 30, 2007, the remaining obligation was $1.0 million, which is included in the table below.

At September 30, 2007, future minimum payments under our contractual obligations, excluding the lease assignment guarantee and CVR’s, are as follows:

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Purchase obligations	$965	$965	$234	$—	$2,164
Operating lease obligations	$2,056	$2,281	$22	$—	$4,359
Equipment financing arrangements	222	126	—	—	348
0% Convertible Senior Unsecured Note	—	—	30,000	—	30,000
3% Senior Secured Convertible Note	—	25,000	—	—	25,000
3% Senior Secured Convertible Note interest payment (1)	750	1,412	—	—	2,162
Loans payable	4,435	—	—	—	4,435

Total	$8,428	$29,784	$30,256	$—	$68,468

(1)	Subject to certain limitations, we are entitled to make such interest payments using shares of our common stock.

The contractual obligations discussed above are fixed costs. If we are unable to generate sufficient cash from operations to meet these contractual obligations, we may have to raise additional funds. These funds may not be available on favorable terms or at all.

In connection with the merger with ACLARA, we issued CVRs to ACLARA stockholders and were obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined to be $0.88 per CVR and holders of assumed ACLARA options are entitled to receive a cash payment of $0.88, upon future exercise of those options, for each CVR that would have been issuable to them had the option been exercised prior to the CVR maturity date. At September 30, 2007, assumed ACLARA options to purchase 2.3 million shares of the Company’s common stock were outstanding, of which approximately 35,000 shares were unvested. Upon exercise of these vested options, the Company will receive aggregate exercise proceeds of $4.6 million, offsetting the potential CVR payments of $2 million. See Note 4, “Contingent Value Rights,” of the financial statements for further discussion

Off-balance sheet arrangements. In June 2002, we assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In the event of default by the assignee, we would be contractually obligated for payments under the lease of: $0.2 million in 2007; $1.5 million in 2008; $1.6 million in 2009; $1.7 million in 2010 and $0.7 million in 2011. In October 2007, we extended our lease of subleased office space relating to this lease assignment which decreases the payment obligation in the event of default by the assignee. See Note 11, “Subsequent Events” to the financial statements for further discussion.

Long term capital and liquidity considerations. We expect that we will have to make substantial investments in operating and capital expenditures as we develop and commercialize new clinical testing products, expand the availability of our current testing products and lease additional facilities to replace expiring subleased facilities. For the nine months ended September 30, 2007, we made capital expenditures of approximately $1.7 million. While we do not currently have any additional material commitments for future capital expenditures, we expect to incur capital expenditures for our existing facilities and capital expenditures of additional facilities and as we expand our clinical laboratory to accommodate commercial availability of VeraTag assays for oncology, expand our commercial infrastructure in anticipation of the introduction of oncology products, potentially establish an FDA compliant manufacturing facility and make our HIV and oncology assays available globally in support of drugs for which our tests may be important diagnostics. At September 30, 2007, we leased a building of approximately 41,000 square feet and subleased several building spaces of approximately 27,000 and 9,000 square feet, respectively, in South San Francisco, California. In October 2007, we entered several agreements to extend our lease and sublease of existing building and office space, which increases our rental commitments by $14.2 million and $2.3 million, respectively. We also entered into a lease for an additional facility in South San Francisco that increases our rental commitment by approximately $18.9 million.

From time to time, we may consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, with the goal of growing our business and maximizing stockholder value. Such transactions, if any, could materially affect our future liquidity and capital resources. We may need to obtain additional funding by entering into new collaborations and strategic partnerships to enable us to develop and commercialize our products. Even if we receive funding from future collaborations and strategic partnerships, we may need to raise additional capital in the public equity markets, through private equity financing or through debt financing. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve additional restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principle if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investments, as of September 30, 2007, would have potentially declined by approximately $16,000.

The fair market value of the 0% Notes, Pfizer Note and interest cost to us under the revolving credit line with Merrill are also subject to interest rate risk. Generally, the fair market value of the 0% Notes and the Pfizer Note will increase as interest rates fall and decrease as the interest rates rise, but the interest rate changes do not impact our financial position, cash flows or results of operations. We have exposure to changes in interest rates on our revolving credit line with Merrill, which bears interest at a rate per annum equal to a published LIBOR rate plus 4.75%. As of September 30, 2007, approximately $4.4 million was outstanding under the revolving credit line.

We do not utilize stand-alone derivative financial instruments, derivative commodity instruments or other market risk- sensitive instruments, positions or transactions in any material fashion. However, we elected to value and account for certain derivative instruments that are embedded in both the 0% Notes and the Pfizer Note as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the statement of operations. We used a binomial lattice model as the valuation technique to determine fair value using management assessments and inputs which utilize inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Inputs derived from quoted prices include our stock price, the average yield of B-bonds and the prices of Treasury instruments. Input from management assessments include the probability of certain events occurring during the form of the debt. For the three and nine months ended September 30, 2007, this valuation led to a $1.3 million and $2.1 million, respectively, decrease to the net carrying value of the Pfizer Note. For the three and nine months ended September 30, 2007, the carrying value of the 0% Notes, net of debt issuance costs, was adjusted for a $2.9 million decrease and $2.6 million decrease, respectively. Such adjustments could be substantial in future quarters in certain circumstances, such as if the Company’s common stock price is higher or lower than at September 30, 2007.

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

We have not achieved profitability and we anticipate continuing losses, which may cause our stock price to fall. *

We have experienced significant losses each year since inception, and we expect to continue to incur additional losses as we complete the development of the VeraTag technology and commercialize products for oncology. We have experienced losses applicable to common stockholders of $18.5 million for the nine months ended September 30, 2007. As of September 30, 2007, we had an accumulated deficit of approximately $282.5 million, including a charge in 2004 of $100.6 million for in-process research and development related to our merger with ACLARA. We expect to continue to incur losses, primarily as a result of expenses related to:

•	research and product development costs, including the continued development and validation of the VeraTag technology and products based on that technology;

•	clinical studies to validate the effectiveness of VeraTag assays as tests for responsiveness of cancer patients to particular cancer therapies;

•	sales and marketing activities related to existing and planned products, including the development of a sales organization focused on the oncology market;

•	general and administrative costs to support growth of the business;

•	interest expense related to outstanding debt;

•	non-cash adjustments in our statement of operations to reflect changes in the fair value of the embedded derivatives in our outstanding convertible debt;

•	cost of relocating to new facilities on expiry of current leases, and higher market rent and capital and operating expenses as a result of the need for additional laboratory and office; and

•	non-cash adjustments relating to stock-based compensation.

If our losses continue, our liquidity may be impaired, our stock price may fall and our stockholders may lose part or all of their investment.

New classes of drugs for treatment of HIV, including new drugs, such as Pfizer’s CCR5 antagonist, maraviroc, may not be successful. While maraviroc has been approved by the FDA, other drugs may not be successful in clinical trials and may not be approved by the FDA, and the drugs may not require our testing services if approved. If maraviroc is successful, and if additional drugs are approved by the FDA and require our testing services, we may not be able to adequately meet the demand for these services in all markets. *

Our testing services, including our Trofile Assay, have been used by certain pharmaceutical company customers, including Pfizer, in phase III clinical trials of the new class of CCR5 antagonist drugs. Pfizer’s CCR5 antagonist, maraviroc, was approved by the FDA in August 2007, for use in CCR5-tropic treatment-experienced patients. As the clinical trial of maraviroc was substantially completed in mid 2006, revenues from this trial, and total revenues has decreased in the second half of 2006 and are also reflected in our decreased revenues in 2007. The FDA-approved label for maraviroc indicates that tropism testing should guide the use of maraviroc and we expect that the Trofile Assay will be used to select patients for maraviroc. However, if our test is not used to select patients for maraviroc, this could have a significant negative impact on our potential future revenues.

With the approval of maraviroc, patient testing use of the Trofile assay could be an important source of future testing revenue for us. While the FDA-approved label for maraviroc states that tropism testing should guide the use of maraviroc, there is no guarantee that our testing services will be used by physicians. If such use does not develop then these drugs will not generate significant future patient testing revenues for us. If maraviroc is successful, we may not be able to deliver our testing services on a global basis in support of the drugs, which could damage our market position, adversely affect our business, and cause our revenues to decline. While there are a number of such new drugs in development, Pfizer’s CCR5 antagonist, maraviroc, has the most significance to our near term business as it has been approved by the FDA. Any difficulty related to maraviroc would have a serious adverse affect on our revenues and business. If safety or efficacy concerns arise related to maraviroc, or to the entire class of CCR5 antagonists, all use and additional clinical trials related to this class of drugs could be terminated, maraviroc may not remain on the market and additional drugs might not be approved by the FDA, which would abruptly and negatively impact our revenues.

Even if maroviroc is successful, and our testing services are used to select maroviroc patients, there is no assurance that other drugs for treating HIV will be approved or, if approved, that our testing services will be required in connection with their use. The likelihood of additional drugs receiving FDA approval is subject to significant uncertainty and is determined by factors outside of our control. Difficulties encountered by our pharmaceutical company customers related to patient enrollment, drug performance, regulatory considerations and other factors could cause trials to be delayed or terminated or cause the drugs not to get approved. If such events occurred, our revenues would be adversely affected and could decline.

We derive a significant portion of our revenues from a small number of customers and our revenues may decline significantly if any major customer cancels, reduces or delays a purchase of our products. *

Our revenues to date consist, and are anticipated to consist in 2007 and 2008, largely of sales of HIV testing products. We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 25% and 28% of our revenue for the three and nine months ended September 30, 2007, respectively, compared to 23% and 20% for the corresponding periods in 2006. Pfizer represented approximately 6% and 7% of our total product revenue for the three and nine months ended September 30, 2007, as compared to 8% and 22% of our total revenue for the corresponding periods in 2006. Laboratory Corporation of America represented approximately 10% and 12% of our total revenue for the three and nine months ended September 30, 2007, respectively, compared to 7% and 5% for the corresponding periods in 2006. Quest Diagnostics Incorporated represented approximately 10% and 11% of our total revenue for the three and nine months ended September 30, 2007, respectively, and 12% and 10% for the corresponding periods in 2006.

Gross accounts receivable balances from Medicare and Medicaid represented 34% and 27% at September 30, 2007 and December 31, 2006, respectively. It is likely that we will have significant customer concentration in the future. Following our entry into a Collaboration Agreement with Pfizer in May 2006, and the amendment of our services agreement with Pfizer, we expect Pfizer’s significance as a customer will grow. Although certain of our agreements with pharmaceutical company customers have provisions for minimum purchases, these provisions are generally subject to annual renewal or cancellation provisions. The loss of any major customer, a slowdown in the pace of increasing physician and physician group sales as a percentage of sales, cancellation or non-renewal of agreements with pharmaceutical company customers, the delay of significant orders from any significant customer, even if only temporary, or delays or terminations of clinical trials by pharmaceutical company customers, could have a significant negative impact on our revenues and our ability to fund operations from revenues, generate cash from operations or achieve profitability.

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

We have never been subject to breach remedies in the case of failure to meet performance standards like those in the Pfizer collaboration agreement, and we may be unable to meet them. The performance standards include standards regarding shipment times, assay turnaround times, percent of unscreenable samples and assay sensitivity. In addition, patient blood samples originating outside the United States will be included in the overall performance standards. We anticipate that under the collaboration agreement we will receive patient samples from countries and laboratories that we have not previously dealt with. Although individual sites and countries must meet minimum volume and performance standards before they are included in the overall performance standard calculations, samples from these sources may not be consistently collected or maintained in accordance with our requirements, which could make a sample unscreenable or lead to unacceptable variability in the assay results. While we and Pfizer have agreed to exclude third party sample collection problems from the measurement of our performance under the collaboration agreement, there may be instances where we are unable to identify a sample collection problem, or where we and Pfizer disagree as to whether or not a performance issue is attributable to such a problem. In performing under the collaboration agreement, we will need to contract with third party laboratories outside the United States. We do not have experience in negotiating and managing relationships with overseas laboratories, and may have difficulty doing so. In addition, we anticipate that certain HIV variants will be more prevalent in patient populations in some countries from which we will be receiving patient samples under the collaboration, and with which we do not have extensive prior experience. Our assay may not work effectively with these variants, or may require additional enhancements. The foregoing and other factors may make us unable to perform under our collaboration with Pfizer, which could constitute a material breach of the collaboration agreement.

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

The Pfizer collaboration is a multiple element arrangement, including supply of the Trofile Assay in additional clinical studies (including early access programs in both the U.S. and outside the U.S.), supply of the Trofile Assay for clinical use outside of the U.S., reimbursement of costs for the establishment and operation of supply infrastructure outside of the U.S. and potential assistance to Pfizer in the establishment and operation of a second facility for processing of tropism assays. Under the guidelines of EITF 00-21, we have determined that the collaboration with Pfizer should be accounted for as a single unit of accounting due to the absence of established fair values of certain undelivered elements. Accordingly, we have deferred revenue under this collaboration until the earlier of establishment of fair values or completion of the deliverables. Additionally, related direct costs that are contractually reimbursable on a non-refundable basis under this collaboration have been deferred. We anticipate the application of these accounting rules will prevent us from recognizing any revenue under the Pfizer collaboration until the expiry or termination of the agreement, or the completion of certain deliverables, which we anticipate will take at least several years, if not longer, which would adversely affect our profitability.

Proposed new products based on the VeraTag technology could be delayed or precluded by regulatory, clinical or technical obstacles, thereby delaying or preventing the development, introduction and commercialization of these new products and adversely impacting our revenue and profitability.

We are developing testing products for use in connection with the treatment of cancer patients. These products will be based on our proprietary VeraTag technology and are expected to leverage our experience in patient testing for HIV. We expect that the development and commercialization of VeraTag assays for use in clinical trials by pharmaceutical and biotechnology customers could exceed one year. In addition, we expect to commercialize clinical assays for diagnostic use in patient testing, upon the successful completion of product development and automation for high throughput, validation of assays in a Clinical Laboratory Improvement Amendments, or CLIA, certified laboratory format, and attainment of clinical validation through clinical trials, which could also exceed one year. The completion of these research and development activities is subject to a number of risks and uncertainties including the extent of clinical trials required for regulatory and marketing purposes, the timing and results of clinical trials, inability to access tumor samples on which to conduct studies of the correlation between measurements by VeraTag assays and clinical outcomes, failure to validate the technology in clinical trials, failure to have results of clinical studies published in peer reviewed journals, and failure to achieve necessary regulatory approvals. These factors make it impossible to predict with any degree of certainty whether we will be able to complete the development of commercial products utilizing VeraTag technology or if we are able to do so what the cost and timing of such completion may be.

The FDA may impose medical device regulatory requirements on our tests, including possible pre-market approval requirements, which could be expensive and time-consuming and could prevent us from marketing these tests. *

In September 2006, the FDA issued draft guidance related to the regulation of certain kinds of tests, multivariate index assays (“IVDMIAs”) provided by CLIA labs. This draft guidance, which was subject to public comment, was revised in July 2007, and is again subject to public comment and may be further revised before being finalized. The draft guidance states that it applies to those tests provided by CLIA laboratories and that are categorized as IVDMIAs where the values of multiple variables are combined using an interpretation function to yield a single patient-specific result that is intended for use in diagnosis, cure, mitigation, treatment or prevention of disease. It is not clear which tests may be covered by the final guidance when issued, when such guidance may be issued or what form of approval process may be required, although in certain cases a full premarket approval may be required. There is no assurance that some or all of our current products and products in development, including those for HIV or for cancer based on the VeraTag technology, will not be covered by the final guidance, or by other FDA regulation. In addition, certain members of Congress have announced that they may introduce proposed legislation regarding laboratory testing, which may apply to current or future products.

As our Trofile Assay has been used in phase III trials of CCR5 inhibitor drug candidates, we filed a master file with the FDA providing information about the specification and validation of the assay. We have had discussions with the FDA regarding this information and the use of our tests as a patient selection tool in such trials. While we have initiated commercial sales of our Trofile Assay as a CLIA based service for use as a patient selection tool for CCR5 drugs, such as maraviroc, there is no guarantee that the FDA will not seek to regulate such services. It is not clear what regulatory approach, if any, the FDA may take with regard to Trofile.

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

Either as a result of a decision to produce future test kits, or as a result of FDA regulation or other regulation, of our laboratory testing business, we may become subject to Good Manufacturing Practice Regulation, or GMP, under the auspices of the FDA. Our facilities are not GMP compliant. If our operations are subject to GMP regulation, then we will be required to establish a GMP compliant facility, or to enter into a relationship with a third party manufacturer that operates a GMP compliant facility. We do not have experience with GMP compliance. GMP compliance, or entry into a manufacturing relationship with a third party manufacturer, would be time-consuming and expensive. We anticipate that if we are required to establish our own GMP compliant facility, or we elect to enter into a relationship with a GMP compliant third party, either process would require significant start-up costs and would significantly increase on-going overhead costs.

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

With the broadening of our business from infectious disease to oncology, we are a larger and broader organization. If our management is unable to adequately manage the company, our operating results will suffer. *

As of September 30, 2007, our total number of employees was 339. Our proposed testing products using the VeraTag technology and our commercialization infrastructure have not yet been developed, and the two will need to be integrated as a necessary part of the development process. We do not have experience in commercializing testing products for use in the oncology field. We face challenges inherent in efficiently managing an increased number of employees and addressing new markets, including the need to implement appropriate systems, policies, benefits and compliance programs and the need to build a sales organization focused on oncologists.

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

Government and third-party payors are attempting to contain or reduce the costs of healthcare and are challenging the prices charged for medical products and services. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare products. This could in the future limit the price that we can charge for our products or cause fluctuations in reimbursement rates for our products. This could hurt our ability to generate revenues. Significant uncertainty exists as to the reimbursement status of new medical products, such as our Trofile Assay, and products that we expect to develop, such as our VeraTag Assays for oncology. Additionally, revenue recognition is delayed until reimbursement is established, on a payor by payor basis. If government and other third-party payors do not continue to provide adequate coverage and reimbursement for our testing products or do not authorize reimbursement for our newly introduced and our planned products, our revenues will be reduced.

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

As a result of the sale and issuance of $30 million principal amount of 0% convertible senior unsecured notes in January 2007, to a single qualified institutional buyer, our entry into a credit and security agreement with Merrill Lynch Capital, or Merrill, in September 2006, which provides us with a revolving credit line of up to $10 million, and our issuance of a convertible note to Pfizer in the principal amount of $25 million in May 2006, we increased our total debt and debt service obligations. If we issue other debt securities or enter into other debt obligations in the future, our debt service obligations will increase further.

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

In May 2006, in connection with our entry into a Collaboration Agreement, we and Pfizer entered into a Note Purchase Agreement, which we amended in January 2007, pursuant to which we sold to Pfizer a 3% Senior Secured Convertible Note in the principal amount of $25 million, which we refer to as the Pfizer Note. The Pfizer Note is secured by a first priority security interest in favor of Pfizer in our assets related to our HIV testing business.

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

Billing complexities associated with health care payors could delay our accounts receivable collection, impair our cash flow and limit our ability to reach profitability. *

Billing for laboratory services is complex. Laboratories must bill various payors, such as Medicare, Medicaid, insurance companies, doctors, employer groups and patients, all of whom have different requirements. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 25% and 28% of our revenue for the nine months ended September 30, 2007 and 2006, respectively. In addition, gross accounts receivable balances from Medicare and Medicaid represented 34% and 27% of gross accounts receivable balance at September 30, 2007 and December 31, 2006, respectively. Billing difficulties often result in a delay in collecting, or ultimately an inability to collect, the related receivable. This impairs cash flow and ultimately reduces profitability if we are required to record bad debt expense and/or contractual adjustments for these receivables. We recorded bad debt expense of $0.6 million and $0.4 million for the nine months ended September 30, 2007 and 2006, respectively.

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

The commercial opportunity for our products will be reduced or eliminated if our competitors develop and market new testing products that are superior to, or are less expensive than, the testing products that we develop using our proprietary technology. The biotechnology industry evolves at a rapid pace and is highly competitive. Our competitors for our HIV resistance testing products include manufacturers and distributors of phenotypic and genotypic drug resistance technology, such as Tibotec-Virco, a division of Johnson & Johnson, Specialty Laboratories, Applied Biosystems Group, Visible Genetics, a division of Siemens, Viralliance, and reference and academic laboratories. For our Trofile Assay, we are not aware of any assay that has been clinically validated for patient selection or used in any phase II or phase III clinical trial of a CCR5 antagonist. However, we are aware of efforts by third parties to develop and introduce assays using various gene-based approaches. We believe genotypic approaches to the identification of tropism are thought to be significantly less precise than our phenotypic approach. However, we cannot be assured that simpler, less expensive tropism tests will not be developed and commercialized.

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

Historically, we have licensed technology from Roche Applied Science Division of Roche Diagnostics Corporation, or Roche, that we use in our PhenoSense and GeneSeq tests. We held a non-exclusive license for the life of the patent term of the last licensed Roche patent. We were notified by Roche that the license had terminated in March 2005, because the last licensed patent had expired. However, Roche advised us that additional licenses may be necessary for certain other patents and has offered us a license to these patents. We are in the process of reviewing whether additional licenses are necessary or useful for our operations. We believe such licenses are available on commercially acceptable terms.

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

With respect to our viral disease portfolio, as of September 30, 2007, we have approximately 98 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 47 issued patents. With respect to our potential oncology products and VeraTag technology, we currently have approximately 76 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 27 issued patents. We have 105 granted, issued, allowed, and pending patent applications in the United States and in other countries, including 79 issued or allowed patents, relating to the historic microfluidics business of ACLARA. These microfluidics patents and patent applications have been licensed to Caliper Life Sciences, Inc. and we may receive certain royalties pursuant to this license agreement.

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

Our registered or unregistered trademarks or trade names such as the names PhenoSense, PhenoSense GT, PhenoScreen, GeneSeq, Trofile, HERmark and VeraTag may be challenged, canceled, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build brand loyalty. Brand recognition is critical to our short-term and long-term marketing strategies especially as we commercialize future enhancements to our products. In particular as we broaden our commercial focus from viral diseases to oncology and other serious diseases, we may not be able to establish any brand recognition and loyalty in oncology and other new markets that we may enter in the future.

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

The District Court indicated that a new class definition was a priority for the issuers’ proposed settlement agreement, and met on May 30, 2007, to discuss this as well as other issues. During the May 30, 2007 conference, the plaintiffs orally moved for revised class certification and stated that they will seek mixed class and merits discovery in advance of their opening brief on class certification. The plaintiffs also indicated that they may seek discovery from issuers in cases other than the six focus cases. On June 25, 2007, the parties submitted a stipulation to terminate the settlement, which was granted by Court Order. On June 26, 2007, plaintiffs served a document request on all issuer defendants. On June 27, 2007, the Court held a conference with counsel for all three groups in the case. The parties agreed that the plaintiffs had until July 31, 2007, to file any Amended Complaints. In addition, the Court set the following briefing schedule for class certification: opening briefs due by September 27, 2007, responses due by December 21, 2007, and reply briefs due by February 15, 2008. Finally, the plaintiffs had until July 11, 2007, to respond to the underwriters’ motion, joined by the issuers, regarding the statute of limitations. Subsequently, the parties agreed to limit discovery to the six class certification focus cases, which does not include ACLARA. All parties have reserved all of their rights with respect to any production of documents in all other cases, merits focus cases and non-focus cases. On July 31, 2007, the plaintiffs requested, and the Court granted, an extension to August 14, 2007, for filing any Amended Complaints. On August 14, 2007, Plaintiffs filed Amended Master Allegations. On September 27, 2007, the Plaintiffs filed a Motion for Class Certification. Responses are due by December 21, 2007, and Plaintiffs’ reply briefs are due by February 15, 2008.

Due to the inherent uncertainties of litigation and assignment of claims against the underwriters, and because the settlement has not yet been finally approved by the District Court, the ultimate outcome of the matter cannot be predicted.

Our operating results may fluctuate from quarter to quarter, making it likely that, in some future quarter or quarters, we will fail to meet estimates of operating results or financial performance, causing our stock price to fall. *

If revenue declines in a quarter, our losses will likely increase or our earnings will likely decline because many of our expenses are relatively fixed. Though our revenues may fluctuate significantly as we continue to build the market for our products, expenses such as research and development, sales and marketing and general and administrative are not affected directly by variations in revenue. The cost of our product revenue could also fluctuate significantly due to variations in the demand for our products and the relatively fixed costs to produce them. In addition, we could experience significant fluctuations in our statement of operations for stock-based compensation. We will not be able to accurately predict how volatile our future operating results will be because our past and present operating results, which reflect moderate sales activity, are not indicative of what we might expect in the future. Additionally, our revenues may fluctuate due to the timing of clinical trials utilizing our assays. As a result, it will be very difficult for us to forecast our revenues accurately and it is likely that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results will be difficult to predict, period-to-period comparisons of our results of operations may not be a good indication of our future performance.

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

Concentration of ownership among some of our stockholders may prevent other stockholders from influencing significant corporate decisions. *

As of September 30, 2007, approximately 42% of our common stock is beneficially held by our directors, our executive officers, and greater than five percent stockholders. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control of Monogram Biosciences at a premium price if these stockholders oppose it.

If our stockholders or convertible note holders sell substantial amounts of our common stock, the market price of our common stock may fall. *

If our stockholders or convertible note holders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, or conversion of our outstanding convertible debt, the market price of our common stock may fall. As of September 30, 2007, we had outstanding options under our employee stock options plan to purchase 20.8 million shares of our common stock, which represents approximately 16% of our common stock outstanding on September 30, 2007, at a weighted-average price of $2.31 per share. Our outstanding convertible notes are convertible at the option of the holders into shares of our common stock. We registered both the shares of common stock issuable upon conversion of the 0% Notes and the shares issuable upon conversion of the Pfizer Note. Accordingly, so long as these registration statements are effective, the common stock issued upon conversion of the 0% Notes and the Pfizer Note will be freely tradable in the public markets without restriction. The conversion of these notes into common stock could result in the issuance of a substantial number of shares and substantial dilution to our stockholders. Sales of substantial amounts of our common stock, including hedging activities by our convertible note holders, or the perception that such sales could occur, whether currently outstanding, or issued as the result of option exercises or conversion of convertible debt, might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Sales of a substantial number of shares could occur at any time. This may decrease the price of our common stock and may impair our ability to raise capital in the future.

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

The Annual Meeting of Shareholders of the Company was held on September 19, 2007. The Matters voted upon and the related voting results were as follows:

1.	Three Class I directors were elected to our board to hold office until the 2010 Annual Meeting of Stockholders, or until their successors are elected and qualified. The nominees and the voting for each were as follows:

William Jenkins:
	For	107,893,835
	Withheld	2,947,473

John D. Mendlein:
	For	108,000,802
	Withheld	2,840,506

William D. Young:
	For	109,372,662
	Withheld	1,468,646

The following directors’ terms of office continued after the Annual Meeting of Shareholders on September 19, 2007:

Thomas R. Baruch

Edmon R. Jennings

Cristina H. Kepner

David H. Persing

2.	Stockholders approved a series of alternative amendments to our Amended and Restated Certificate of Incorporation, as amended, to effect, at the discretion of the Board of Directors, a reverse stock split of our common stock whereby each outstanding 3, 4, 5, or 6 shares would be combined, converted and changed into one share of common stock, and a reduction in the authorized number of shares of our common stock from 200,000,000 to 170,000,000, 127,000,000, 102,000,000 or 84,000,000, respectively, with the effectiveness of one of such amendments and the abandonment of the other amendments, or the abandonment of all amendments as permitted under Section 242(c) of the Delaware General Corporation Law, to be determined by the Board of Directors prior to the our 2008 Annual Meeting of Stockholders.

For	70,006,717
Against	3,659,465
Abstain	241,687
Broker non-votes	36,933,441

3.	The amendment to our 2004 Equity Incentive Plan to increase the aggregate number of shares of common stock for issuance under the plan by 5,000,000 shares and, if we effect a reverse stock split, then by an additional 8,000.000 shares, for an aggregate increase of 13,000,000 shares (all such numbers being stated on a pre-reverse split basis) was approved.

For	56,277,079
Against	15,699,877
Abstain	1,930,913
Broker non-votes	36,933,441

4.	The appointment of PricewaterhouseCooopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007, was ratified.

For	109,154,262
Against	1,537,374
Abstain	149,673

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Footnote	Exhibit Number

(2)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(2)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(3)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(4)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(2)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(2)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(2)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(2)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(2)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(1)	3.5	Bylaws, as currently in effect.

	4.1	Reference is made to Exhibits 3.1 through 3.5.

(4)	4.2	Specimen Stock Certificate.

(3)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

† 10.4	Amended and Restated Employment Agreement by and between Monogram Biosciences, Inc. and William D. Young, dated September 20, 2007.

† 10.8	Form of Executive Severance Benefits Agreement.

† 10.24	Monogram Biosciences, Inc. 2004 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934.

†	Indicates management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004, and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005, and incorporated herein by reference.

MONOGRAM BIOSCIENCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on November 7, 2007.

Monogram Biosciences, Inc.

By:	/s/ William D. Young
William D. Young
Chief Executive Officer
(On Behalf of the Registrant)

/s/ Alfred G. Merriweather
Alfred G. Merriweather
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

MONOGRAM BIOSCIENCES, INC.

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number
(2)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(2)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(3)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(4)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(2)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(2)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(2)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(2)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(2)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(1)	3.5	Bylaws, as currently in effect.

	4.1	Reference is made to Exhibits 3.1 through 3.5.

(4)	4.2	Specimen Stock Certificate.

(3)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

	†10.4	Amended and Restated Employment Agreement by and between Monogram Biosciences, Inc. and William D. Young, dated September 20, 2007.

	†10.8	Form of Executive Severance Benefits Agreement.

	†10.24	Monogram Biosciences, Inc. 2004 Equity Incentive Plan.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934.

†	Indicates management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.