Form 10-K
period 2007-12-31
Monogram Biosciences, Inc.
filed 2008-03-12
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a , or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2007 was $149,360,123.*

The number of shares outstanding of the Registrant’s Common Stock was 134,193,374 as of March 7, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2008 Annual Meeting of Stockholders (the “2008 Annual Meeting”), is incorporated by reference into Part III of this Report.

*	Excludes 43,864,331 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds 5% of the Registrant’s Common Stock outstanding. The number of shares owned by such persons was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding development and commercialization of our proposed products and services, and the possible growth of our business into new markets. These statements, which sometimes include words such as “expect,” “goal,” “may,” “anticipate,” “should,” “continue,” or “will,” reflect our expectations and assumptions as of the date of this Annual Report based on currently available operating, financial and competitive information. Actual results could differ materially from those in the forward-looking statements as a result of a number of factors, including our ability to successfully complete the development and clinical validation of HERmark and other assays based on the VeraTag technology platform and commercialize these assays for guiding treatment of cancer patients, the potential role of our assays in the development and use of new classes of human immunodeficiency virus, or HIV, drugs such as CCR5 inhibitors including Pfizer’s Selzentry™, the market acceptance of our products, the effectiveness of competitive products, new products and technological approaches, the risks associated with our dependence on patents and proprietary rights, the possible infringement of the intellectual property rights of others, and our ability to raise additional capital if needed. These factors and others are more fully described in “Risk Factors” and elsewhere in this Form 10-K. We assume no obligation to update any forward-looking statements.

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

Monogram’s PhenoSense™ and GeneSeq™ products provide a practical method for measuring the impact of genetic mutations on human immunodeficiency virus, or HIV, drug resistance. This information is used to optimize various treatment options for the individual patient. We currently market phenotypic and genotypic resistance testing products directed at patients with HIV infection and the traditional drug classes of reverse transcriptase inhibitors, protease inhibitors and entry (fusion) inhibitors. In addition, we have resistance tests in development or already used in research that are relevant to two new drug classes for which first-in-class drugs have been approved by the Food and Drug Administration, or the FDA,—CCR5 antagonists and integrase inhibitors. In addition to these resistance tests, in 2007, we initiated commercial sales of the Trofile™ Co-Receptor Tropism Assay. Trofile is a patient selection assay for the new class of CCR5 antagonists. The first drug in this class, Selzentry™ (maraviroc) from Pfizer Inc (Pfizer), was approved by the FDA and by the European Commission in 2007. Upon approval of Selzentry in the U.S., we introduced our Trofile Assay commercially and it is now available to help physicians select patients for clinical use of Selzentry. Outside of the U.S., we are making Trofile available through our global collaboration with Pfizer.

Over the last several years, we have built a business based on the personalized medicine approach in HIV drug resistance testing and, more recently, in patient selection. We now seek to leverage the experience and infrastructure we have built in the HIV market to the potentially larger market opportunity of cancer utilizing our proprietary VeraTag™ technology. In the future, we plan to seek opportunities to address an even broader range of serious diseases.

Numerous targeted drug therapies for the treatment of cancer are now being marketed and additional targeted therapies are in development. Our proprietary VeraTag (formerly known as “eTag™”) technology provides an assay platform for analyzing very small amounts of tumor samples recovered and prepared in a variety of methods, including formalin fixation, the current standard technique in hospital pathology laboratories. We believe this analytical platform may be well suited for currently marketed drugs such as Herceptin™ as well as the next generation of targeted cancer therapeutics. Conventional tests provide a qualitative measure of the presence of genes or proteins. The VeraTag technology permits the quantitative and accurate measurement of proteins, and proteins in their activated form of homodimers and heterodimers. We believe that by making these measurements closer to the target of drugs we can provide a more reliable indicator of likely drug response or drug resistance, and thereby may permit the prediction, with a high degree of accuracy, of the likelihood of a patient’s cancer responding to a given therapy, facilitating the selection of more precise and effective therapeutic options. Our first product, HERmark™, is approved for routine testing in our Clinical Laboratory Improvement Amendments, or CLIA, certified clinical reference laboratory. HERmark is focused on testing patients with breast cancer and clinical studies are in progress to determine its clinical utility and to optimize its commercial value. Additional assays are in development related to other protein drug targets and signaling pathways that are key drivers of proliferation or survival in cancer cells, both in breast cancer and other cancers.

We were incorporated in the state of Delaware, in November 1995, and commenced commercial operations in 1999. Our principal executive offices are located at 345 Oyster Point Blvd., South San Francisco, CA 94080. Further information can be found on our website: www.monogrambio.com. Information found on our website is not incorporated by reference into this report.

Background

Personalized Medicine

There is growing evidence that while many serious diseases, such as Acquired Immune Deficiency Syndrome, or AIDS, and cancer, can be characterized at the molecular level, many drugs simply do not work optimally for an entire population of patients in these broad disease categories. The biopharmaceutical industry is witnessing two mutually dependent innovations:

•	targeted therapies that act on very specific disease mechanisms that may not be present in all patients with a broadly defined disease; and

•	molecular diagnostic tests that may be able to predict, in advance, if a patient is likely to respond to a certain drug.

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

Infectious Diseases

Viruses are microorganisms that must infect living cells to reproduce or replicate. These viruses infect human cells and replicate, making new viruses that can infect other cells. There are many different types of viruses, but all viruses share structural and functional characteristics associated with their ability to replicate. During the replication cycle, all types of virus often change slightly, or mutate. This is particularly true of viruses such as HIV and hepatitis C virus, or HCV. For example, in an untreated HIV-infected patient, HIV generates virus variants with genetic mutations at every possible nucleotide position, causing billions of new viruses to be produced each day. At any given time, there can be many different variants of the virus present within the infected patient’s body, each with a slightly different genetic sequence. This large number of virus variants allows HIV to adapt very rapidly and develop resistance to drugs. As a consequence of drug resistance, HIV continues to cause a large number of infections and deaths despite the availability and introduction of new and effective treatments.

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

There are approximately 40,000 new diagnoses of HIV infection in the United States each year. In time, most of these progress to AIDS, which is one of the leading causes of death worldwide. It is estimated that approximately one million individuals in the United States are currently living with this disease. While once considered a fatal disease, with the advent of over 20 FDA-approved anti-viral drugs for treatment of HIV and over 60 more in development, HIV infection increasingly can be treated as a chronic disease.

Drug Resistance

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

Resistance to anti-viral drugs is one of the most serious impediments to successful treatment of HIV/AIDS patients. In response to the problem of anti-viral drug resistance, physicians use combinations, or cocktails, of anti-viral drugs, attacking different targets within the virus simultaneously. However, even combination therapy eventually fails in a great majority of patients, due, in large part, to the fact that the virus becomes resistant to some or all of the drugs used in combination.

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

There are over 20 FDA-approved drugs currently marketed for treatment of HIV. These generally fall into four classes of drugs. These are nucleoside reverse transcriptase inhibitors, non-nucleoside reverse transcriptase inhibitors, protease inhibitors and entry (fusion) inhibitors. For several years, most approved HIV therapeutics were in the first three classes. One fusion inhibitor has also been approved. In 2007, new drugs were approved in two separate new classes—CCR5 antagonists and integrase inhibitors. The first CCR5 antagonist, Selzentry from Pfizer, was approved by the FDA in August 2007. The first integrase inhibitor, Isentriss from Merck, was approved by the FDA in October 2007. Many more drugs in multiple classes are in development. These new drugs and drug classes may be expected to add to the richness of available therapeutic choices for physicians and patients, but they also add to the complexity of the choices, which may increase the need for sophisticated techniques for choosing among those potential therapies.

While new anti-viral drugs which may have increased potency and activity against drug resistant viruses are under development, the ability of HIV to mutate and replicate continues to challenge physicians, who are faced with the challenge of identifying the most appropriate therapy for the individual patient. We believe that this ability of HIV to continually mutate, coupled with the increased complexity of available therapy choices, will increase the need for sophisticated testing to identify resistance profiles and to guide treatment decisions on an individualized basis.

Viral Resistance Testing

In response to the challenge posed by drug resistant viruses and the complexity provided by multiple choices of therapies, tests have been developed to assess the resistance of viruses to particular drugs. Simple tests based on an analysis of the genetic composition of the virus are now quite common. In addition, more sophisticated tests focused on more direct, or phenotypic, measurement of drug resistance are also available. The technologies available for resistance testing are:

•	Phenotypic Assays—based on direct measurements of anti-viral susceptibility in cell culture assays in the presence of commercially available drugs; and

•	Genotypic Assays—based on scanning the viral genome to identify known mutations associated with resistance to particular drugs.

Both types of test may improve treatment response and can be used either to realign existing therapy or to help selection of the best initial therapy for a patient. Resistance testing has emerged as the “standard of care” in the management of patients with HIV. Current treatment guidelines from the U.S. Department of Health and Human Services, the International AIDS Society-USA and the EuroGuidelines Group recommend resistance testing to identify new potent drug combinations both on initial diagnosis and after therapy failure. Phenotypic testing provides the most direct measure of drug resistance and, when combined with genotypic testing, provides the most comprehensive view of a patient’s situation. The ultimate goal of resistance testing is to optimize therapies for the individual patient. Increasingly, the complexity of the virus, the sophistication of available testing, and the cost to the patient both in terms of lost future treatment options as well as funds spent on expensive but ineffective therapies, make it more and more critical that physicians have access to as much information as possible when they determine therapy for their patients.

Tropism and Patient Selection Testing

Resistance testing is used at the time of therapy failure to determine which specific elements in a patient’s treatment regimen are failing and which drugs might be added to the regimen prospectively. HIV utilizes one of two co-receptors to enter a patient’s host cells. These co-receptors are known as CCR5 and CXCR4. Each infected patient has HIV that uses one or the other of these two co-receptors or that uses both co-receptors simultaneously. Where both co-receptors are used, such patients are known as “dual/mixed.”

A new type of testing has emerged that can be used prior to therapy prescription to determine, in advance, whether specific patients are suitable for a particular drug. This form of testing assesses the “tropism” of the patient. Tropism refers to the particular co-receptor—CCR5 or CXCR4—that the patient’s virus uses to infect host cells. Such testing may also have a role during therapy, or after therapy failure, for patient monitoring.

The new class of HIV drug called CCR5 antagonists is designed to inhibit the use of the CCR5 co-receptor, and thereby prevent entry by HIV into host cells. However, for CCR5 antagonists to be effective, it is necessary for the patient’s virus to use the CCR5 co-receptor. Efficacy is not expected where the patient’s HIV uses CXCR4 or is dual-mixed. Accordingly, efficacy of CCR5 antagonist drugs requires an effective test that identifies the tropism of the patient, or whether the CCR5 co-receptor target of the drug is present, or not. Monogram’s Trofile Co-Receptor Tropism Assay is such a test and has been used in all phase II and phase III trials, to date, for CCR5 antagonists.

Current treatment guidelines from the U.S. Department of Health and Human Services recommend that tropism testing should be performed whenever the use of a CCR5 inhibitor is being considered, and that tropism testing might also be considered for patients who fail therapy while on a CCR5 inhibitor.

Oncology

Over one million new cases of solid tumor cancer are diagnosed each year in the United States, with three cancer types (breast, lung and colorectal) accounting for over 500,000 of these. Many more patients are living with cancer, and, it is estimated that there are more than two million women living with breast cancer. Although there are often several therapeutic options for a given indication, treatment is typically expensive and accompanied by a host of adverse side effects that are detrimental to patients’ quality of life. In many cases, treatments are effective in only a small percentage of the total patient population and so multiple treatment options must be pursued sequentially, until an effective one is found. Often, relatively non-specific broader acting cancer therapeutic agents, including various chemotherapies and radiotherapy are used as first-line and second-line therapies before more specific, targeted therapeutics are used. These broader agents often have serious debilitating side effects associated with them. Typically, not until a patient has “failed” these treatments either because of intolerable or adverse side effects, or because their cancer does not respond or has progressed, are newer targeted therapies tried. These targeted therapies are often used in third-line treatment because the percentage of patients in the overall population, for whom they are effective, is relatively low (10%-20%). For patients with a life threatening disease, the sequential approach to the selection of therapies is not optimal but is a consequence of the limited information available to physicians. Despite many years of clinical studies, physicians still have inadequate information on which to base many treatment decisions and many newer targeted drugs have low levels of response in the general disease population, even though in a subset of the patient population they can be extremely effective. The consequences of suboptimal or inappropriate therapies include poor patient outcomes, both from side effects and lack of activity, as well as an economic burden on the healthcare system—the added costs of the physician’s time, wasted drugs and increased hospitalization.

Patient Selection Testing

There is growing acknowledgement that the current methods of classifying different types of cancer by the tissue of origin (e.g. breast cancer or lung cancer) are relatively imprecise, and that better methods of categorizing an individual’s cancer or tumor may be possible. In fact, it is now believed that tumors from different tissue types (e.g. lung cancer and breast cancer) from different patients may be more closely related at the molecular level, and more likely to respond to a particular targeted therapy, than two tumors from the same tissue (e.g. breast). Separate lung cancer tissues may appear to be the same, but at the molecular level they may display very different biological processes. For a treatment to be optimally effective in killing or controlling cancer cells in an individual patient, it is desirable to have diagnostic tests that are able to “see” at this level and to determine what is driving the growth of the cancer cells in the individual patient and which drug is likely to affect that particular process.

Cancer cells proliferate through the activation and interaction of complex biological pathways, stimulated by extra-cellular signals or by aberrations in intra-cellular signaling or regulatory processes. In order to cure a patient’s cancer, or to control it and limit its progression, physicians must have an understanding of these complex processes, and which particular signaling pathways have been activated and are driving cancer cell growth in each particular patient. Attempts to understand these processes have used the available, although not necessarily optimal, analytical tools. For example, use has been made of established tools for the identification of specific gene mutations or gene expression levels present in the tumor tissue of certain patients. While this information is extremely useful in some cases, the biological patterns that result in uncontrolled cell growth and cancer are much more complex, and are influenced by many additional factors—many more than can be communicated in simple gene-based measurements. Often, while statistical relationships are postulated between the presence of these genetic markers and clinical outcome, there may be no well understood biological rationale for the statistical relationship. The presence of certain genes may lead, through biological processes, to the generation of the related protein. However the genetic information, usually measured using a testing technology known as fluorescence in-situ hybridization (FISH), is not precise and is only an indirect indication of whether the related protein may be present and of the quantity in which it may be present. Measurements of the presence of proteins are often performed using a testing technology known as immunohistochemistry (IHC), which is qualitative in nature and subject to substantial variability depending on the individual interpretation of results. Whether assessing the gene or protein expression levels, neither testing approach directly addresses the critical aspect of whether the protein is activated or not nor whether a signaling pathway has actually been triggered. There is increasing debate in the clinical community as to the accuracy and reliability of the conventional testing methods.

We believe that a more comprehensive understanding of the biology involved in cancer cell growth and drug response is required to enable physicians to select the right therapy. We believe that such an understanding requires information at the level of proteins, especially activated proteins such as protein dimers, the target of many drugs. Accordingly, we believe that the most effective diagnostic tests would be those that can identify the presence of the proteins and protein complexes that are the targets of the drugs in question. Even greater predictive power would likely accrue to those diagnostic tests able to measure the target proteins in their activated state, specifically, those target proteins actively involved in the disease process or mechanism attacked by the drug.

There are many cellular pathways which, when activated, cause proliferation of cancer cells. One family of proteins that is thought to be active in a number of such pathways and for which substantial drug development activity has been targeted, is the EGFR/HER pathway. The four receptors in the EGFR/HER family—HER1, HER2, HER3 and HER4—are present on the surface of many cells and, when activated, can combine with other HER family receptors to form a protein “dimer.” These dimers initiate signaling pathways that can cause proliferation of cancer cells. Examples of such dimers are “homodimers” of HER2, where two HER2 proteins dimerize, and “heterodimers” of two different HER proteins, such as where HER2 and HER3 proteins come together to form a dimer of HER2 and HER3. Knowledge of the particular signaling pathways that are active in particular patients, not only has the potential to inform decisions about the applicability of specific drugs to specific patients, but also potential combinations of drugs that may be relevant—raising the possibility of bringing cocktail therapy to cancer therapy, just as it has become the standard of care in HIV treatment. Signaling pathways activated by the HER family of proteins are believed to be relevant in many types of cancer, including breast cancer.

Breast Cancer

The number of women newly diagnosed with breast cancer each year in the United States approaches 200,000. In addition, it is estimated that there are more than two million women living with breast cancer. Traditionally, the first treatment approaches have included surgery to remove as much of the tumor as possible followed by chemotherapy or radiotherapy. Generally, only when patients had failed these courses of therapy and the cancer had continued to develop or had recurred, were newer targeted drugs prescribed. Herceptin® is one such drug that was approved by the FDA., in 1998, for such use in late stage breast cancer patients, in whom the cancer had metastacized and spread to other organs. In 2006, Herceptin was approved for use in earlier stage patients in the adjuvant setting, i.e. in patients who had initial surgery and then embarked on a drug treatment to supplement the surgery. Recently a second targeted drug, Tykerb®, was approved by the FDA. for patients who had failed Herceptin therapy. Both Herceptin and Tykerb are believed to act on different but related signaling pathways in the HER family. Many other drugs targeting the HER family are in development.

The approved labeling for Herceptin requires that patients be tested for the presence of HER2. This is done by either, or both, of IHC and FISH testing, which are the only currently available testing methods. IHC provides a qualitative assessment of the presence of the HER2 protein and FISH provides an assessment of the amplification level of the HER2 gene. Because of the inherent lack of precision in these tests, less than half of those patients reported as HER2 positive by these tests actually respond to Herceptin in the metastatic setting. There is growing recognition that these conventional tests may not be sufficiently accurate and may even miss patients who could benefit from Herceptin.

We believe that new technologies are required to more accurately determine which patients would be most likely to respond to targeted breast cancer drugs.

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

Infectious Diseases

Our proprietary technology identifies drug resistance to HIV and can also identify a patient’s tropism to screen for likely drug response to certain HIV drugs. Our products are used primarily in the management of patients with HIV/AIDS, but do have potential applicability to other infectious diseases such as HCV. We make our tests available both to physicians to guide the management of patients’ treatment and to pharmaceutical companies to aid in the development and clinical evaluation of new drugs.

The following table sets out the products that are offered to physicians in guiding the selection of therapy from among approved drugs and the tests available to pharmaceutical and biotechnology companies for use in drug development and clinical trial patient recruitment:

Products for HIV Testing

Product	Description		Target Customer
		Physicians	Pharmaceutical Companies

PhenoSense HIV	Directly and quantitatively measures resistance of a patient’s HIV to anti-viral drugs and measures viral fitness, or the ability of a virus to reproduce and infect new cells	✓	✓
GeneSeq HIV	Examines and evaluates the genetic sequences of a patient’s HIV	✓	✓
PhenoSense GT	Combination product of the PhenoSense HIV and GeneSeq HIV tests integrated into one report	✓	✓
PhenoSense HIV Entry	Directly and quantitatively measures resistance of a patient’s HIV to entry (fusion) inhibitors (2)	✓	✓
GeneSeq HIV Entry	Examines and evaluates the genetic sequences of a patient’s HIV for evidence of resistance to entry (fusion) inhibitors (2)		✓
Trofile Co-Receptor Tropism	Identifies the co-receptor the patient’s virus uses to enter cells, or tropism; a patient screening assay that may also be a prognostic factor in the pace of HIV disease progression	✓	✓

PhenoSense and GeneSeq HIV Integrase	Measures HIV resistance to integrase inhibitors for use in research and drug development	(1)	✓
PhenoSense HIV Antibody Neutralization	Tests patients’ blood samples for the presence of antibodies that neutralize the HIV virus preventing the virus from infecting other cells (used in vaccine development programs)		✓
PhenoScreen	High-throughput screening for the identification of potential clinical drug candidates		✓

(1)	Assays for the integrase class are being validated in our CLIA reference laboratory and could be made available for physician use upon completion of validation.
(2)	Resistance assays for the Entry (CCR5) class are in development.

In addition to the HIV testing products detailed above, we have PhenoSense HCV and GeneSeq HCV assays, some of which are still in development with partial funding from pharmaceutical partners, while others are made available to pharmaceutical companies for use in their drug discovery and development programs.

Physicians

Utilizing the information from the various products that we have developed, physicians are able to manage the treatment of AIDS and prescribe personalized treatments for patients.

Our GeneSeq test determines the genetic sequence of HIV and provides physicians with a prediction of expected drug resistance based on the particular mutations present in the individual patient’s virus. Our PhenoSense technology, rather than relying on known genotypic associations to make predictions of drug resistance, provides a direct measurement of the activity of each of the currently available anti-retroviral drugs against the patient’s individual virus. By directly measuring the interaction of drug with viral enzyme, it avoids the need to rely on predictions when knowledge of genotypic resistance is lacking. The direct and quantitative nature of the phenotypic information that is provided facilitates a more useful characterization of the continuum of resistance than can be derived from basic genotypic tests. In addition, our tests can be automated and performed in large numbers, making them practical for routine use in the clinical management of patients. Currently marketed tests address the following classes of approved HIV drugs: nucleoside reverse transcriptase inhibitors, non-nucleoside reverse transcriptase inhibitors, protease inhibitors and entry (fusion) inhibitors. Assays for the integrase class are currently being validated in our CLIA certified reference laboratory. Resistance assays for the Entry (CCR5) class are in development.

Our Trofile Co-Receptor Tropism Assay identifies the co-receptor that the patient’s HIV uses to enter the cell. For the new class of CCR5 inhibitor drugs, it is important to know which co-receptor is being accessed by the virus for entry into cells. This test has been used to select patients for all phase II and phase III clinical trials of CCR5 antagonists to date. The first of these drugs, Pfizer’s Selzentry was approved, in 2007, by both the FDA and European Union regulatory authorities. Upon approval of the drug, we initiated commercial sales of Trofile in the U.S. and are making Trofile available outside of the U.S. through our collaboration with Pfizer.

We believe the information generated by our technology supports and guides the decision making process for physicians to identify optimal therapeutic treatment regimens for each patient. Through our genotypic and phenotypic tests, we provide a comprehensive report to the physician outlining the likely response of the patient’s HIV to all of the approved HIV drugs in the reverse transcriptase inhibitor, protease inhibitor and entry (fusion) inhibitor classes. To provide more cost effective and timely data to the physician, we utilize an online test reporting system for our comprehensive portfolio of assays. Our secure online system facilitates data analysis, allowing examination of historical patient resistance data to help identify resistance patterns in patients over time, and, it helps decrease the time between sample submission and reporting the results of the assays to physicians.

Pharmaceutical Companies

Pharmaceutical companies are under significant pressure to increase the productivity of their research and development functions. Significant impact on revenue for a pharmaceutical company can be derived by accelerating the progress of existing drugs in development through clinical trials, as well as by enhancing drug discovery programs.

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

Our products can be utilized by drug developers to:

•	Predict novel compounds’ potential benefits based on activity against a wide range of actual patient viruses and specific mutational patterns compared with other drugs in the same class; and

•	Prioritize and optimize drug candidates based on identification of compounds with the best resistance profiles, allowing companies to invest resources in the most promising drug candidates.

Clinical trials are the most expensive part of drug development and pharmaceutical companies are now utilizing the information from pharmacogenomics, the scientific discipline focused on how genetic differences among patients determine or predict responsiveness or adverse reactions to particular drugs, to improve the outcomes of clinical trials. In a similar way, pharmaceutical companies are using our products to help select and monitor suitable patients for clinical trials and optimize background therapy prior to treatment with the investigational compound. This selection process may allow pharmaceutical companies to guide important drug development decisions before large resource commitments are made. To date, we have provided testing services to almost all the pharmaceutical companies with drugs in development for treatment of HIV/AIDS. Importantly, the FDA has endorsed and emphasized the importance of resistance testing in drug development.

Oncology

Utilizing our VeraTag technology platform, we plan to expand our franchise into oncology. We aim to leverage our commercial experience to develop molecular diagnostic tests that will differentiate those cancer patients who are likely to respond to targeted therapies from those patients who are less likely to respond.

VeraTag assays are designed to detect proteins and protein complexes, including protein dimers and modified forms of these proteins. These analytes are not readily discernible with other technologies, especially in human tissue samples that have been stored in the standard clinical method of formalin-fixed/paraffin embedded (FFPE). Measurements of activated proteins are expected to provide valuable information with respect to the activation states of key signaling pathways that drive cell proliferation and survival in tumors, and serve as biomarkers that indicate the likelihood of response to particular targeted therapeutics in individual patients and specific patient sub-groups. Importantly, our VeraTag assays require only a very small amount of biological sample and are designed to be performed directly on FFPE tissue samples, as well as other sample formats. This ability to utilize small amounts of human clinical samples in a wide range of formats, without extensive and time-consuming sample preparation, makes VeraTag assays well suited to diagnostic applications in human disease management.

Our first VeraTag product, HERmark, is approved for routine testing in our CLIA certified clinical reference laboratory. We believe that HERmark provides an accurate and precise quantification of the level of HER2 protein and the level of HER2 homodimers in breast cancer patient tumor samples. HERmark is currently undergoing separate clinical studies to determine clinical utility as a predictor of response to Herceptin in patients with metastatic breast cancer and also as a predictor of response to Herceptin in early stage breast cancer where Herceptin may be used in the adjuvant setting. We believe that, after completion of these clinical validation studies and upon presentation and publication of the results, HERmark could provide valuable information to physicians as an aide in managing the treatment of breast cancer patients.

In our clinical studies, we are accessing previously collected tumor samples, performing our HERmark assays on those samples and comparing the results and predictions obtained from our assays with the known clinical outcomes. In these retrospective studies, we are blinded to the clinical outcome by our clinical collaborators until assay measurements have been completed and analysis can be performed to correlate the assay measurements with clinical outcomes.

In our clinical studies of HERmark as a predictor of Herceptin response in metastatic breast cancer, we have analyzed three separate cohorts of patient samples, including samples both from well controlled clinical studies and samples from “real world” clinical settings and have observed consistent relationships between measurements of HER2 and HER2 homodimer levels and clinical outcomes. Results of these studies were presented at the American Society of Clinical Oncology (ASCO) annual meeting, in June 2007, and at the San Antonio Breast Cancer Symposium in December 2007. We plan to conduct studies in additional patient cohorts, some of which are in process, to confirm these initial findings and to establish clinical cutoffs that may make the measurements generally applicable.

In our clinical studies of HERmark as a predictor of Herceptin response in the adjuvant setting, we are evaluating HERmark assay measurements in two separate collaborations involving tissue samples from up to 2,600 patients. Both these collaborations involve access to patient samples derived from previously conducted and well controlled clinical studies of Herceptin. One is a U.S. based study, for which we expect to have access to up to 1,600 patient samples. The other is a European study, for which we expect to have access to up to 1,000 patient samples. Both studies are in process.

We are pursuing parallel paths to the potential commercialization of HERmark based on the results of these ongoing clinical studies of VeraTag in the metastatic and adjuvant use of Herceptin for the treatment of breast cancer patients.

Beyond HERmark, we are seeking to develop assays are under development for precise quantitative measurement of additional HER family analytes. These include both HER protein levels such as the level of HER 1 and HER3 proteins and HER heterodimers such as HER2:HER3 and HER1:HER2. These assays are still under development. We believe that such measurements could provide valuable insights into pathways relevant to likely response to other breast cancer drugs such as Tykerb, and could also illucidate resistance pathways for Herceptin, potentially providing a rational means by which to design combination therapy regimens for patients with breast cancer. We believe that the development of this comprehensive range of HER assays not only opens up a broader capability in breast cancer but also enables opportunities for the VeraTag platform in many other cancer types, such as lung and colorectal cancer, where the HER family may be relevant.

Monogram’s Strategy

Our objective is to be a world leader in developing and commercializing innovative products to help guide and improve the treatment of infectious diseases, cancer and other serious diseases. We have developed products that meet the treatment needs for HIV/AIDS and believe that we have built the leading franchise in this area. We now seek to expand into the area of cancer therapy and, in the future, will seek opportunities to address an even broader range of serious diseases.

Our strategy for addressing these objectives is two-fold: to support drug development and guide patient therapy. Specifically, key elements of our strategy are to:

•

Leverage the Increasing Trend Towards Personalized Medicine. Our innovative technologies are developed to facilitate and guide treatment regimens for specific patients. There is a growing need for technologies that identify those particular patients most likely to respond to a particular therapy, so that the drugs can be prescribed for the appropriate patient groups allowing for a personalized approach to therapy, by getting the right treatment to the right patient at the right time.

•

Maintain and Enhance Our Leadership Position in Molecular Testing for HIV/AIDS. We believe we are the leading provider of sophisticated tests for HIV drug resistance and have established ourselves as a leader in this field. We believe the use of our Trofile Co-Receptor Tropism Assay in patient selection for the new HIV drug class of CCR5 antagonists opens a new era in molecular testing for HIV patients. We plan to maintain our leadership position by continuing a strong emphasis on the scientific basis for our products.

•

Develop a Leadership Position in Products to Guide Cancer Treatments. We intend to develop a market position in oncology that mirrors the leadership position we have built in HIV, through our proprietary VeraTag technology. New targeted cancer drugs that are approved for marketing and in development for treatment of breast cancer, provide an outstanding opportunity for our expertise in developing tools that can differentiate likely responders and non-responders in a large patient population. As the range of available assays expands, we intend to broaden our activities from breast cancer to other cancer types.

•	Leverage Our Relationships with the Pharmaceutical/Biotechnology Industry. We believe we are the partner of choice for pharmaceutical companies seeking molecular testing for HIV drugs in development. We believe our drug resistance tests have been used in the testing of patient samples and we are currently working with almost every company with a significant HIV drug development program. We intend to leverage our expertise and position by enhancing our product portfolio for patient testing as these drugs are approved and brought to market.

•

Provide Broad, Convenient Access to our Products on a Worldwide Basis. We have created broad access to our current commercial products in the United States by focusing on reimbursement, education and distribution. In the U.S., we have relationships, providing broad access to our HIV resistance tests, with Quest Diagnostics and Laboratory Corporation of America, the two largest national networks of clinical reference laboratories in the United States and will continue to seek the broadest and most optimal distribution structure for our products. We are making our Trofile Co-Receptor Tropism Assay available outside of the U.S. through our collaboration with Pfizer. For our future oncology products, we intend to utilize a similar commercial approach in the U.S. and intend to access major international markets, either directly or indirectly through partnerships.

•

Develop strategic partnerships to optimize the development of our business. We will seek partnerships related to technologies, products and commercialization approaches where these can enhance our technology platforms or our market position.

•

Maintain a Strong Intellectual Property Portfolio. We have a significant portfolio of patents and patent applications related to our products and technologies. We intend to continue enhancing our portfolio to maintain a strong proprietary position.

Sales & Marketing

We market our HIV tests to physicians and pharmaceutical customers in the United States, through both a direct and indirect sales organization. We have built an efficient commercial infrastructure to support the industry’s most comprehensive line of drug resistance and patient selection tests currently available. Our commercial organization is composed of approximately 66 people in sales, marketing, customer service, payer relations and sales management functions.

We market our HIV tests to physicians in the U.S., directly to physician offices and indirectly through national, regional and hospital laboratories. For our HIV resistance tests, we have contracts and alliances with Quest Diagnostics and Laboratory Corporation of America, the two largest national networks of laboratories in the U.S. These alliances allow for streamlined collection of blood specimens as well as convenience for physicians who desire to consolidate testing for payers.

We are marketing our Trofile Co-Receptor Tropism Assay outside of the U.S. through our collaboration with Pfizer Inc. On May 5, 2006, we entered into a Collaboration Agreement with Pfizer regarding our Trofile Assay (the “Collaboration Agreement”). The Collaboration Agreement has an initial term that expires on December 31, 2009, and is renewable by Pfizer for five successive one-year terms.

Under the agreement, we collaborate with Pfizer to make our Trofile Co-Receptor Tropism Assay available globally. We are responsible for making the assay available in the U.S. and performing the assay in accordance with agreed upon performance standards. We also are obligated to undertake certain efforts to plan for, establish and maintain an infrastructure to support the commercial availability of the assay outside the U.S. in countries designated by Pfizer, and we will be obligated to perform the assay with respect to patient blood samples originating outside of the U.S., in accordance with agreed upon performance standards. Pfizer is responsible for sales, marketing and regulatory matters related to the assay outside of the U.S. Pfizer will also reimburse us for costs incurred in establishing and maintaining the necessary logistics infrastructure to make the assay available outside of the U.S., and, Pfizer pays us for each assay that we perform with respect to patient blood samples originating outside of the U.S.

Subject to certain limitations, Pfizer will be entitled to establish its own facility to perform the assay in support of its human clinical trials, and to perform the assay with respect to patient blood samples in the event of certain uncured material breaches by us of the Collaboration Agreement (including the performance standards). For such purposes, we have granted Pfizer a license to use certain intellectual property rights and proprietary materials related to our Trofile Co-Receptor Tropism Assay. We will be obligated in such a case to assist Pfizer in establishing and operating such facility, for which Pfizer will reimburse us for all costs incurred to provide such assistance. To secure our obligations under the license described above, we have granted Pfizer a security interest in certain of our intellectual property rights and proprietary materials related to the Trofile Co-Receptor Tropism Assay. We have also extended the co-receptor tropism assay portion of the existing services agreement between us and Pfizer in support of potential additional Pfizer clinical trials, through December 31, 2009.

We expect to leverage our existing experience and infrastructure to commercialize products for the oncology market. As we will be marketing to a separate physician group, we expect to hire sales personnel dedicated to the oncology market. We have hired a senior executive to lead this effort and have made other management additions to our commercial organization in anticipation of commercial introduction of products for the oncology market. We plan to hire sales and educational personnel within this organization prior to the commercial introduction of such products.

Our marketing strategies focus on physician, patient and payer education in order to increase market awareness of our resistance testing products. We routinely sponsor and participate in conferences and scientific meetings, sponsor educational forums for physicians, and advertise in relevant journals and publications. Additionally, we target patients directly through educational programs. As part of our effort to maintain scientific leadership within the clinical community, which represents our customer base, we have a clinical advisory board consisting of leading clinicians.

We have an active reimbursement strategy, and educate both private and public payers regarding the benefits of our molecular diagnostic testing services in an effort to maximize reimbursement. We believe that over 75% of HIV/AIDS patients in the U.S. now have access to coverage for resistance testing. At the end of 2007, 49 state Medicaid programs, including California, Florida, New Jersey and New York, the states with the largest HIV/AIDS patient populations, had favorable coverage policies for drug resistance testing. Medicare and nearly all private payers, including Aetna, the Blue Cross Blue Shield Association, Humana and United Health Care, pay for HIV resistance testing. For our tropism test, we currently have coverage from the federal Medicare program, most of the state Aids Drug Assistance Programs (ADAP programs), sixteen state Medicaid programs and from certain private insurers. We intend to leverage this experience as we introduce molecular diagnostic testing products for oncology.

Research & Development

Research and development expenditures were $19.4 million, $19.0 million and $19.0 million in 2007, 2006 and 2005, respectively. These expenditures reflect both ongoing research and development work on our portfolio of HIV and related testing products and continuing development of our proprietary VeraTag technology. We are developing products based on this VeraTag technology for therapy guidance in oncology for use by pharmaceutical companies and physicians.

As of February 22, 2008, we had 56 employees in research and development and clinical research activities, of whom approximately 35% were primarily focused on infectious disease programs, and approximately 65% were primarily focused on oncology programs.

We maintain an active effort to seek grant funding in support of research programs. Revenue from grants, recorded as contract revenue, was $1.9 million, $1.8 million, and $2.3 million in 2007, 2006 and 2005, respectively. These grants help support the development of analytical and database tools used to facilitate the identification and characterization of drug resistant strains of HIV, and assays that aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics and vaccines.

Competition

The markets for life science research and diagnostic products are highly competitive and are subject to rapid technological change. In particular, approaches to personalized medicine are rapidly evolving and there are many companies attempting to establish their technological approaches and products as the standard of care.

For our HIV resistance testing products, the principal competitors include Tibotec-Virco, a division of Johnson & Johnson, Specialty Laboratories, Applied Biosystems Group, Visible Genetics, a division of Siemens, Viralliance, and reference and academic laboratories performing genotypic testing. For our Trofile Co-Receptor Tropism Assay, we are not aware of any other clinically validated products currently available for this application. However, we are aware of efforts by third parties to develop competitive assays using phenotypic and genotypic approaches. We believe that genotypic approaches to the identification of tropism are significantly less precise than our phenotypic approach. Nevertheless, we expect that reference laboratories and academics may develop products based on genotypic approaches.

For diagnostic testing used for cancer therapies, we expect to compete with companies that are developing alternative technological approaches for patient testing in the cancer field. There are likely to be many competitive companies and many technological approaches in the emerging field of testing for likely responsiveness to the new class of targeted cancer therapies, including companies such as DakoCytomation A/S, Genzyme and Abbott Laboratories, that currently commercialize testing products for guiding therapy of cancer patients. Established diagnostic product companies such as Abbott Laboratories, Roche Diagnostics and Bayer Diagnostics and established clinical laboratories such as Quest Diagnostics and Laboratory Corporation of America may also develop or commercialize services or products that are competitive with those that we anticipate developing and commercializing. In addition, there are numerous alternative technological approaches being developed by competitors and evaluated by pharmaceutical and biotechnology companies as well as being studied by the oncology community. In particular, while our anticipated oncology testing products will be based on the identification of protein-based differences among patients, there is significant interest in the oncology community for gene-based approaches that may be available from other companies.

We believe that the principal competitive factors in our markets are product capability supported by clinical validation, scientific credibility and reputation, customer service, cost effectiveness of the technology and the sales and marketing strength of the supplier.

Many of our competitors and potential competitors in these markets have substantially greater market presence and substantially greater financial, technical and human resources than we do. We cannot assure you that our competitors will not succeed in developing technologies and products that would render our technologies and products obsolete and noncompetitive. We also cannot assure you that we will be able to compete effectively with these competitors’ greater marketing presence and financial strength.

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

HERmark, our first product based on our VeraTag technology platform, has been validated in our CLIA certified clinical laboratory in South San Francisco, California. This validation involved testing and analysis to demonstrate reproducibility and compliance with CLIA standards and procedures, including documentation and quality procedures comparable to those applicable to our HIV testing products. This process for HERmark was completed in December 2007. Currently, HERmark assays are being run in the CLIA lab in support of ongoing studies designed to establish clinical utility for HERmark.

While initial products for the cancer market are expected to be introduced through our CLIA certified clinical laboratory, future cancer testing products may include test kits that could be subject to the regulatory authority of the FDA. The FDA regulatory framework is complicated, and we have limited experience at managing FDA compliance issues. If we develop cancer test kits, the kits could be subject to premarket FDA approval requirements, which would be expensive and time-consuming, and could delay or prevent us from marketing these tests. In addition, the production of the future cancer test kits may be subject to Good Manufacturing Practice Regulation, or GMP, under the auspices of the FDA. Our facilities are not GMP compliant. If the manufacture of the proposed kits is subject to GMP regulation, we will be required to establish a GMP compliant facility, or to enter into a relationship with a third party manufacturer that operates a GMP compliant facility. We do not have experience with GMP compliance. GMP compliance, or entry into a manufacturing relationship with a third party manufacturer, would be time-consuming and expensive.

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

With respect to our viral disease portfolio, we currently have approximately 99 granted, issued, allowed and pending patent applications in the United States and in other countries, including 47 issued patents. With respect to our potential oncology products and VeraTag technology, we currently have approximately 77 granted, issued, allowed and pending patent applications in the United States and in other countries, including 27 issued patents. We have 105 granted, issued, allowed and pending patent applications in the United States and in other countries, including 79 issued or allowed patents, relating to the historic microfluidics business of ACLARA. These microfluidics patents and patent applications have been licensed to Caliper Life Sciences, Inc. and we may receive certain royalties pursuant to this license agreement. We have licensed certain patents and technologies as described below.

Our patents and patent applications related to our VeraTag technology and products in development address the following essential areas: Biomarkers identified by VeraTag technology, including the recognition, determination and quantification of protein-protein complexes, such as cell-surface receptor dimers and intracellular factors, to indicate disease status, particularly in the cancer field; and VeraTag technology, including compositions, methods and applications related to gene expression and recognition, determination and quantification of protein-protein interactions, post-translational modification of proteins and/or protein activation, particularly as those processes relate to cell-based assays for quantification of dimerized receptors and analysis of signal transduction pathways. Patents related to ACLARA’s historic microfluidics business address microfluidic and nanofluidic instruments and devices, their fabrication and their applications.

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

These patents and patent applications also include many patents around our entry and tropism assays. The phenotypic approach covered by these patents is able to directly and accurately assess the susceptibility or resistance of a patient’s HIV to entry inhibitors, and to determine to what extent a patient’s virus is able to gain entry into cells via one or other, or a mixture, of the two major co-receptors, CCR5 or CXCR4. This approach also allows us to assess how resistant a patient’s virus is to entry inhibitors, to identify the “tropism” that a patient’s virus exhibits (i.e. whether it uses the CCR5 or CXCR4 co-receptor, or both), to screen for new entry inhibitor compounds, and to test for antibody responses capable of blocking infection, a critical need in assessing HIV vaccines. We have a comprehensive intellectual property portfolio covering both broad and narrow aspects of the assay.

These patents and patent applications cover a broad range of technology applicable across our entire current and planned product line. We cannot assure you that any of the currently pending or future patent applications will be issued as patents, or that any patents issued to us will not be challenged, invalidated, held unenforceable or circumvented. Further, we cannot assure you that our intellectual property rights will be sufficiently broad to prevent third parties from producing competing products that are similar in design to our products.

In addition to patent protection, we also rely on protection of trade secrets, know-how and confidential and proprietary information. We generally enter into confidentiality agreements with our employees, consultants and our collaborative partners upon commencement of a relationship with us. However, we cannot assure you that these agreements will provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information or that adequate remedy would exist if unauthorized use or disclosure were to occur. The exposure of our trade secrets and other proprietary information would impair our competitive advantage and could have a material adverse effect on our operating results, financial condition and future growth prospects. Further, we cannot assure you that others have not or will not independently develop substantially equivalent know-how and technology.

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

Intellectual Property of Others

Our commercial success also depends, in part, on avoiding the infringement of other parties’ patents or proprietary rights and the breach of any licenses that may relate to our technologies and products. Third parties may have patents or patent applications relating to products or processes similar to, competitive with or otherwise related to our products. These products and processes may include technologies relating to HIV, hepatitis B and C, other viruses and oncology technologies. Third parties have from time to time threatened to assert infringement or other intellectual property rights against us based on their patents or other intellectual property rights.

We have had to, and expect to continue to have to, enter into licenses covering the rights at issue. Unless we are able to expand our existing licenses or obtain additional licenses, patents covering these technologies may adversely impact our ability to commercialize one or more of our potential products. We are aware of various third-party patents that may relate to our technology. We believe that we do not infringe on these patents but cannot assure that we will not be found in the future to infringe on these or other patents or proprietary rights of third parties, either with products we are currently developing or with new products that we may seek to develop in the future. If third parties assert infringement claims against us, we may be forced to enter into license arrangements with them. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay royalties. Even if infringement claims against us are without merit, defending a lawsuit will take significant time, and may be expensive and divert management attention from other business concerns. For instance, we were informed Bayer Diagnostics, in 2002, that it believes we require one or more licenses to patents controlled by Bayer in order to conduct certain of our current and planned operations and activities. We, in turn, believe that Bayer may require one or more licenses to patents controlled by us. Although we believe we do not need a license from Bayer for our HIV products, we initiated discussions with Bayer concerning the possibility of entering into a cross-licensing or other arrangement in 2004. During 2005, the Bayer patents at issue in these discussions became the subject of an interference action at the United States Patent and Trademark Office. We believe that, if necessary, licenses from Bayer would be available to us on commercially acceptable terms. However, in the future, we may have to pay damages, possibly including treble damages, for infringement if it is ultimately determined that our products infringe a third party’s patents.

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

Historically, we have licensed technology from Roche that we use in our PhenoSense and GeneSeq tests. We held a non-exclusive license for the life of the patent term of the last licensed Roche patent. We were notified, in March 2005, by Roche that the license had terminated in March 2005, because the last licensed patent had expired. However, Roche advised us that additional licenses may be necessary for certain other patents and has offered us a license to these patents. We are in the process of reviewing whether additional licenses are necessary or useful for our operations. We believe such licenses, if necessary, are available on commercially acceptable terms.

Regulation and Reimbursement

Regulation of Clinical Laboratory Operations

The Clinical Laboratory Improvement Amendments of 1988 (CLIA) extends federal oversight to virtually all clinical laboratories by requiring that laboratories be certified by the federal government, by a federally approved accreditation agency or by a state that has been deemed exempt from the regulation’s requirements. We currently provide our viral disease assays, including our PhenoSense, PhenoSense GT and Trofile Co-Receptor Tropism Assays, and intend to provide our VeraTag Assays, under the standards of these regulations. Pursuant to these federal clinical laboratory regulations, clinical laboratories must meet quality assurance, quality control and personnel standards. Labs also must undergo proficiency testing and inspections. Standards are based on the complexity of the method of testing performed by the laboratory.

These regulations categorize our laboratory as high complexity, and we believe we are in compliance with the more stringent standards applicable to high complexity testing for personnel, quality control, quality assurance and patient test management. Our clinical laboratory holds a Certificate of Registration under these regulations. Our clinical laboratory has been surveyed by the College of American Pathologists, a federally approved accreditation agency, which has accredited our clinical laboratory. In order to offer VeraTag assays in our clinical laboratory for patient use we will be required to validate those assays and related systems in accordance with our quality control, quality assurance and patient test management protocols and for specificity and reproducibility pursuant to the CLIA standards.

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

Under our current labeling and marketing plans, our phenotypic products have not been subject to FDA regulation.

In September 2006, the FDA issued draft guidance related to the regulation of certain kinds of tests, multivariate index assays (“MIAs”) provided by CLIA labs. Following public comment, the FDA issued revised draft guidance in July 2007. The revised guidance was again subject to public comment and may be further revised before being finalized. The draft guidance states that it applies to those tests provided by CLIA laboratories and that are categorized as IVDMIAs where multiple variables are analyzed, using complex statistical proprietary algorithms and the reported results may not be understood by physicians. It is not clear which tests may be covered by the final guidance when issued, when such guidance may be issued or what form of approval process may be required. There is no assurance that some or all of our current products and products in development, including those for HIV or for cancer based on the VeraTag technology, will not be covered by the final guidance. In addition, certain members of Congress have announced that they may introduce proposed legislation regarding laboratory testing.

We cannot predict the nature or extent of future FDA, or other regulation, such as Congressional regulation, and all of our products, including our existing virology assays and our planned VeraTag oncology products, might be subject in the future to greater regulation, or different regulations, that could have a material effect on our finances and operations.

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

Medical Waste and Radioactive Materials

We are subject to licensing and regulation under federal, state and local laws relating to the handling and disposal of medical specimens, hazardous waste and radioactive materials, as well as to the health and safety of laboratory employees. Our clinical laboratory facility in South San Francisco, California is operated in material compliance with applicable federal and state laws and regulations relating to disposal of all laboratory specimens. We utilize outside vendors for disposal of specimens. Our research and development and manufacturing processes at the former ACLARA facilities in Mountain View, California involved the use of hazardous materials, including chemicals and biological materials. Our ongoing operations also produce hazardous waste materials.

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

Regulation of Coverage and Reimbursement

Revenues for clinical laboratory testing services come from a variety of sources, including Medicare and Medicaid programs; other third-party payers, including commercial insurers, health maintenance and other managed care organizations; and patients, physicians, hospitals and other laboratories. We are a Medicare laboratory services provider. Medicare has issued coverage policies and payment guidelines for resistance testing, including phenotypic and genotypic testing. Currently, nearly all public and a majority of private payers have approved the reimbursement of our HIV Resistance Testing products. While recently issued guidelines of the Department of Health and Human Services recommend drug resistance testing for HIV patients, this does not assure coverage or level of coverage, by state, Medicare or any other payers. We are in the process of establishing coverage and obtaining reimbursement for Trofile. Coverage has not been established for any of our VeraTag products under development.

Since 1984, Congress has periodically lowered the ceilings on Medicare reimbursement for clinical laboratory services from previously authorized levels. In addition, state Medicaid programs are prohibited from paying more than Medicare for clinical laboratory tests. In some instances, they pay significantly less. Similarly, other payers, including managed care organizations, have sought on an ongoing basis to reduce the costs of healthcare by limiting utilization and payment rates. Actions by Medicare or other payers to reduce reimbursement rates or limit coverage or utilization of resistance testing would have a direct adverse impact on our revenues and cash flows. We cannot predict whether reductions or limitations will occur, though we feel some reductions are likely.

Our agreements with third-party payers, including Medicare and Medicaid, require that we identify the services we perform using industry standard codes known as the Current Procedural Terminology, or CPT, codes, which are developed by the American Medical Association, or AMA. Most payers maintain a list of standard reimbursement rates for each code, and our ability to be reimbursed for our services is therefore effectively limited by our ability to describe the services accurately using the CPT codes. From time to time, the AMA changes its instructions about how our services should be coded using the CPT codes. If these changes leave us unable to accurately describe our services or are not coordinated with payers such that corresponding changes are made to the payers’ reimbursement schedules, we may have to renegotiate our pricing and reimbursement rates, the changes may interrupt our ability to be reimbursed, and/or the overall reimbursement rates for our services may decrease dramatically.

Significant uncertainty exists as to the reimbursement status of new medical products such as our Trofile Assay, and VeraTag product in development for oncology, particularly if these products fail to show demonstrable value in clinical studies. If government and other third-party payers do not provide adequate coverage and reimbursement for our planned products, our revenues will be reduced.

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

Currently, we have a financial relationship with one referring physician, who serves as part-time medical director at our clinical laboratory. Very few of this physician’s patients, if any, are federal healthcare program patients. In addition, we do not bill for services furnished to any patients referred by this physician. We believe that we are in compliance with applicable state and federal regulations.

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

Patient Privacy

The Department of Human Health and Services, or HHS, issued final regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, designed to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions, while protecting the privacy and security of the information exchanged. Three principal regulations have been issued:

•	Privacy regulations

•	Security regulations; and

•	Standards for electronic transactions, or transaction standards.

The privacy regulations prohibit the use or disclosure of “protected health information” except for certain purposes or unless specific conditions are met. Protected health information is information transmitted or maintained in any form—by electronic means, on paper, or through oral communications that: (1) relates to the past, present or future physical or mental health or condition of an individual, the provision of health care to an individual, or the past, present or future payment for the provision of health care to an individual; and (2) identifies the individual or with respect to which there is a reasonable basis to believe the information can be used to identify the individual. Data that has been de-identified in accordance with the Privacy regulation’s stringent de-identification standard are not considered protected health information and are not subject to the regulation. We have implemented privacy and security changes that we believe comply with these standards. In addition, we implemented measures that we believe will reasonably and appropriately meet the specifications of the security regulations and the transaction standards.

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

HHS issued additional guidance on July 24, 2003, stating that it will not penalize a covered entity for post-implementation date transactions that are not fully compliant with the transactions standards, if the covered entity can demonstrate its good faith efforts to comply with the standards. HHS’ stated purpose for this flexible enforcement position was to “permit health plans to mitigate unintended adverse effects on covered entities’ cash flow and business operations during the transition to the standards, as well as on the availability and quality of patient care.”

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) mandated that the Secretary of Health and Human Services adopt a standard unique health identifier of health care providers. All covered health care providers, both individuals and organizations must obtain a National Provider Identifier (NPI) for use on all HIPAA-related electronic transactions. The compliance date for obtaining and using an NPI was May 23, 2008. The NPI will be the sole provider identifier and will replace the multiple provider identification numbers currently used. We have been notified by some payers (both major and minor) that they will not meet this deadline. At this time, we cannot estimate the potential impact of payers implementing, or failing to implement the HIPAA standard on our cash flows and results of operations.

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

Employees

As of February 22, 2008, we had 349 employees, of whom 34 hold Ph.D. or M.D. degrees and 67 hold other advanced degrees. Approximately 171 employees are engaged in clinical laboratory, process development and supporting operations, 56 employees are engaged in research and development and clinical research activities, 66 employees are engaged in sales and marketing and 56 employees are engaged in general and administrative functions.

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

We have experienced significant losses each year since inception, and we expect to continue to incur additional losses as we complete the development of the VeraTag technology and commercialize products for oncology. We have experienced losses applicable to common stockholders of $23.5 million for the year ended December 31, 2007. As of December 31, 2007, we had an accumulated deficit of approximately $287.5 million. We expect to continue to incur losses, primarily as a result of expenses related to:

•	research and product development costs, including the continued development and validation of the VeraTag technology and products based on that technology;

•	clinical studies to validate the effectiveness of VeraTag assays as tests for responsiveness of cancer patients to particular cancer therapies;

•	sales and marketing activities related to existing and planned products, including the development of a sales organization focused on the oncology market;

•	general and administrative costs to support growth of the business;

•	interest expense related to outstanding debt;

•	non-cash adjustments in our statement of operations to reflect changes in the fair value of our outstanding convertible debt;

•	higher market rent and capital and operating expenses as a result of additional laboratory and office space; and

•	non-cash adjustments relating to stock-based compensation.

If our losses continue, our liquidity may be impaired, our stock price may fall and our stockholders may lose part or all of their investment.

New classes of drugs for treatment of HIV, including new drugs, such as Pfizer’s CCR5 antagonist, Selzentry, may not be successful. While Selzentry has been approved by the FDA, it may not achieve significant market adoption, other drugs may not be successful in clinical trials and may not be approved by the FDA, and the drugs may not require our testing services. If Selzentry is successful, and if additional drugs are approved by the FDA and require our testing services, we may not be able to adequately meet the demand for these services in all markets.

Our testing services, including our Trofile Assay, have been used by certain pharmaceutical company customers, including Pfizer, in phase III clinical trials of the new class of CCR5 antagonist drugs. Pfizer’s CCR5 antagonist, Selzentry, was approved by the FDA in August 2007, for use in CCR5-tropic treatment-experienced patients. The FDA-approved label for Selzentry indicates that tropism testing should guide the use of Selzentry and we expect that the Trofile Assay will be used to select patients for Selzentry. However, if our test is not used to select patients for Selzentry, this could have a significant negative impact on our potential future revenues.

With the approval of Selzentry, patient testing use of the Trofile assay could be an important source of future testing revenue for us. While the FDA-approved label for Selzentry states that tropism testing should guide the use of Selzentry, there is no guarantee that our testing services will be used by physicians. If such use does not develop then these drugs will not generate significant future patient testing revenues for us. If Selzentry is successful, we may not be able to deliver our testing services on a global basis in support of the drugs, which could damage our market position, adversely affect our business, and cause our revenues to decline. While there are a number of such new drugs in development, Pfizer’s CCR5 antagonist, Selzentry, has the most significance to our near term business as it has been approved by the FDA. Any difficulty related to Selzentry would have a serious adverse affect on our revenues and business. If safety or efficacy concerns arise related to Selzentry, or to the entire class of CCR5 antagonists, all use and additional clinical trials related to this class of drugs could be terminated, Selzentry may not remain on the market and additional drugs might not be approved by the FDA, which would abruptly and negatively impact our revenues.

Even if Selzentry is successful, and our testing services are used to select Selzentry patients, there is no assurance that other drugs for treating HIV will be approved or, if approved, that our testing services will be required in connection with their use. The likelihood of additional drugs receiving FDA approval is subject to significant uncertainty and is determined by factors outside of our control. Difficulties encountered by our pharmaceutical company customers related to patient enrollment, drug performance, regulatory considerations and other factors could cause trials to be delayed or terminated or cause the drugs not to get approved. If such events occurred, our revenues would be adversely affected and could decline.

Our revenues will be limited or diminished if changes are made to the way that our products are reimbursed, or if government or third-party payers limit the amounts that they will reimburse for our current products, or do not authorize reimbursement for our planned products.

Government and third-party payers, including Medicare and state Medicaid programs, generally require that we identify the services we perform in our clinical laboratory using industry standard codes known as the Current Procedural Terminology, or CPT codes, which are developed by the American Medical Association, or AMA. Most payers maintain a list of standard reimbursement rates for each such code, and our ability to be reimbursed for our services may therefore be effectively limited by our ability to describe the services accurately using the CPT codes. From time to time, the AMA changes its instructions about how our services should be coded using the CPT codes. If these changes leave us unable to accurately describe our services or we are not coordinated with payers such that corresponding changes are made to the payers’ reimbursement schedules, we may have to renegotiate our pricing and reimbursement rates, the changes may interrupt our ability to be reimbursed, and/or the overall reimbursement rates for our services may decrease dramatically. We may spend significant time and resources to minimize the impact of these changes on reimbursement. If the coding available does not apply or cannot accurately reflect the testing we perform, such as in the billing of a new product, we may have to use an unlisted procedure CPT Code, or a “miscellaneous”code. This is the approach we have adopted for Trofile and the use of this code may delay our ability to be reimbursed and could cause interruptions in the future in reimbursement for our products, including Trofile.

Government and third-party payers are attempting to contain or reduce the costs of healthcare and are challenging the prices charged for medical products and services. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare products. This could in the future limit the price that we can charge for our products or cause fluctuations in reimbursement rates for our products. Changes occur from time to time in the administration of reimbursement by public payers, such as the recent change in the local contractor for the Medicare system for reference laboratories in California, and such changes could cause interruptions or changes in previously established reimbursement arrangements. This could hurt our ability to generate revenues. Significant uncertainty exists as to the reimbursement status of new medical products, such as our Trofile Assay, and products that we expect to develop, such as our VeraTag Assays for oncology. Additionally, revenue recognition is delayed until reimbursement is established, on a payer by payer basis. If government and other third-party payers do not continue to provide adequate coverage and reimbursement for our testing products or do not authorize reimbursement for our newly introduced and our planned products, our revenues will be reduced.

We derive a significant portion of our revenues from a small number of customers and our revenues may decline significantly if any major customer cancels, reduces or delays a purchase of our products.

Our revenues to date consist, and are anticipated to consist in 2008, largely of sales of HIV testing products. We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. Our revenue derived from tests performed for beneficiaries of Medicare and Medicaid programs represented approximately 29%, 21% and 22% of the Company’s revenues in 2007, 2006 and 2005, respectively. Additionally, in 2007, 2006, and 2005, Quest Diagnostics Incorporated represented approximately 11% for each year, Laboratory Corporation of America represented approximately 11%, 6% and 6%, Pfizer Inc represented approximately 6%, 19% and 19%, and GlaxoSmithKline represented approximately 2%, 6% and 10% of our total revenue, respectively. Gross accounts receivable balances from Medicare and Medicaid represented 32% and 27% at December 31, 2007 and December 31, 2006, respectively. It is likely that we will have significant customer concentration in the future.

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

Following certain uncured material breaches by us under the collaboration agreement, including our failure to achieve the performance standards, Pfizer will be entitled to establish its own facility, with our assistance, to perform the assay in support of its human clinical trials, and to perform the assay in respect of patient blood samples. For these purposes, we have granted Pfizer a license to use intellectual property rights and proprietary materials related to the assay, secured by a security interest in favor of Pfizer, in intellectual property rights and proprietary materials related to the assay. Pfizer would pay us a royalty for each such assay that it performs. If we materially default under the collaboration agreement, including failing to achieve the performance standards, and Pfizer becomes entitled to use our intellectual property and proprietary materials to establish its own facility, our business could be significantly and adversely impacted by this potential loss in product revenue from Pfizer.

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

We are developing testing products for use in connection with the treatment of cancer patients, including our first VeraTag product, HERmark. These products will be based on our proprietary VeraTag technology and are expected to leverage our experience in patient testing for HIV. We expect that the development and commercialization of VeraTag assays for use in clinical trials by pharmaceutical and biotechnology customers could exceed one year. In addition, we expect to commercialize clinical assays for diagnostic use in patient testing, upon the successful completion of clinical validation through clinical trials, which could also exceed one year. The completion of these research and development activities is subject to a number of risks and uncertainties including the extent of clinical trials required for regulatory and marketing purposes, the timing and results of clinical trials, inability to access tumor samples on which to conduct studies of the correlation between measurements by VeraTag assays and clinical outcomes, failure or delay in validating the technology in clinical trials, failure to have results of clinical studies published in peer reviewed journals, and failure to achieve necessary regulatory approvals. These factors make it impossible to predict with any degree of certainty whether we will be able to complete the development of commercial products utilizing VeraTag technology or if we are able to do so what the cost and timing of such completion may be.

The FDA may impose medical device regulatory requirements on our tests, including possible pre-market approval requirements, which could be expensive and time-consuming and could prevent us from marketing these tests.

In September 2006, the FDA issued draft guidance related to the regulation of certain kinds of tests, multivariate index assays (“IVDMIAs”) provided by CLIA labs. Following public comment, the FDA issued revised draft guidance in July 2007. The revised guidance was again subject to public comment and may be further revised before being finalized. The draft guidance states that it applies to those tests provided by CLIA laboratories and that are categorized as IVDMIAs where the values of multiple variables are combined using an interpretation function to yield a single patient-specific result that is intended for use in diagnosis, cure, mitigation, treatment or prevention of disease. It is not clear which tests may be covered by the final guidance when issued, when such guidance may be issued or what form of approval process may be required, although in certain cases a full premarket approval may be required. There is no assurance that some or all of our current products and products in development, including those for HIV or for cancer based on the VeraTag technology, will not be covered by the final guidance, or by other FDA regulation. In addition, certain members of Congress have announced that they may introduce proposed legislation regarding laboratory testing, which may apply to current or future products.

As our Trofile Assay has been used in phase III trials of CCR5 inhibitor drug candidates, we filed a master file with the FDA providing information about the specification and validation of the assay. We have had discussions with the FDA regarding this information and the use of our tests as a patient selection tool in such trials. While we have initiated commercial sales of our Trofile Assay as a CLIA based service for use as a patient selection tool for CCR5 drugs, such as Selzentry, there is no guarantee that the FDA will not seek to regulate such services.

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

As of December 31, 2007, our total number of employees was 341. Our proposed testing products using the VeraTag technology and our commercialization infrastructure have not yet been developed, and the two will need to be integrated as a necessary part of the development process. We do not have experience in commercializing testing products for use in the oncology field. We face challenges inherent in efficiently managing an increased number of employees and addressing new markets, including the need to implement appropriate systems, policies, benefits and compliance programs and the need to build a sales organization focused on oncologists.

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

If we are unable to successfully develop products based on our VeraTag technology, our financial results, including net income (loss) per common share, could be adversely affected. In accordance with United States generally accepted accounting principles, we have accounted for the merger with ACLARA as a business combination. We have allocated the total purchase price to the acquired net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of completion of the merger, and have recorded the excess of the purchase price over those fair values as goodwill.

To the extent the value of goodwill becomes impaired; we may be required to incur material non-cash charges relating to the impairment of those assets. The additional charges could adversely affect our financial results, including net income (loss) per common share, which could cause the market price of our common stock to decline.

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

Our ability to establish our testing products, both current and potential, as the standard of care to guide and improve the treatment of viral diseases and cancer will depend on continued acceptance and use of our current testing products by physicians and clinicians and pharmaceutical companies, similar acceptance and use of our potential future products and the development and commercialization of new drugs and drug classes that require or could benefit from testing services such as ours. While certain testing products for viral diseases are established, others are still relatively new, and testing products for the treatment of cancer have not yet been developed. We cannot predict the extent to which physicians and clinicians will accept and use these testing products. They may prefer competing technologies and products. The commercial success of these testing products will require demonstrations of their advantages and potential clinical and economic value in relation to the current standard of care, as well as to competing products. Market acceptance of our products will depend on:

•	the success of Pfizer’s Selzentry and the adoption of our Trofile Assay to select patients for Selzentry ;

•	the development and commercialization of competitive products for the assessment of tropism related to the use of Selzentry and other CCR5 antagonists in development;

•	the availability of third party reimbursement by Medicare, Medicaid and other public and private payers of healthcare costs;

•

the success of clinical trials of additional CCR5 antagonists for HIV in which our testing services are being used, whether those drugs get approved by the FDA and whether our tests are required or recommended after those drugs are approved;

•	our marketing efforts and continued ability to demonstrate the utility of PhenoSense in guiding anti-viral drug therapy, especially in relation to genotyping technology;

•	the effectiveness of Pfizer in developing the market and commercializing our Trofile Assay outside of the United States;

•	our ability to demonstrate to potential customers the clinical benefits and cost effectiveness of our VeraTag technology, relative to competing technologies and products;

•	the extent to which opinion leaders in the scientific and medical communities publish supportive scientific papers in reputable academic journals;

•	the extent and success of our efforts to market, sell and distribute our testing products;

•	the timing and willingness of potential collaborators to commercialize our PhenoSense and VeraTag products and other future testing product candidates;

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

Our indebtedness and debt service obligations have increased as a result of the issuance of our convertible note to Pfizer in the principal amount of $25 million, our issuance of 0% convertible senior unsecured notes, in the principal amount of $30 million, and our entry into a credit and security agreement with Merrill Lynch Capital (subsequently acquired by General Electric), or GE, which individually or in the aggregate may adversely affect our cash flow, cash position and stock price.

As a result of the sale and issuance of $30 million principal amount of 0% convertible senior unsecured notes in January 2007, to a single qualified institutional buyer, our entry into a credit and security agreement with GE, in September 2006, which provides us with a revolving credit line of up to $10 million, and our issuance of a convertible note to Pfizer in the principal amount of $25 million in May 2006, we increased our total debt and debt service obligations. If we issue other debt securities or enter into other debt obligations in the future, our debt service obligations will increase further.

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

Our outstanding senior indebtedness to Pfizer and GE imposes restrictions on how we conduct our business, and if we fail to meet our obligations under this indebtedness, our payment obligations may be accelerated and collateral for our loans may be forfeited.

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

In addition, in September 2006, we entered into a credit and security agreement with GE. Our agreement with GE provides us with a $10 million revolving credit line and grants GE a security interest over certain of our assets, including our accounts receivable, intellectual property used or held for use in connection with our oncology testing business, and our inventory. Under the terms of this agreement, we are also prohibited from incurring certain types of indebtedness and certain liens on our assets.

If an event of default occurs under either of these loan arrangements, Pfizer or GE, as the case may be, may declare the outstanding principal balance and accrued but unpaid interest owed to them immediately due and payable, which would have a material adverse affect on our financial position. A default under either our Pfizer or GE indebtedness would also trigger a default under the terms of our convertible senior unsecured notes, in the principal amount of $30 million. We may not have sufficient cash to satisfy these obligations. If a default occurs under the Pfizer Note, and we are unable to repay Pfizer, Pfizer could seek to enforce its rights under its first priority security interest in our assets related to our HIV testing business. If this were to happen, Pfizer may receive some or all of the assets related to our HIV testing business in satisfaction of our debt, which could cause our business to fail. Similarly, if a default occurs under our agreement with GE, and we are unable to repay GE, GE could seek to enforce its security interest in the assets it has secured, including our accounts receivable, intellectual property used or held for use in connection with our oncology testing business, and our inventory, which could also cause our business to fail.

Billing complexities associated with health care payers could delay our accounts receivable collection, impair our cash flow and limit our ability to reach profitability.

Billing for laboratory services is complex. Laboratories must bill various payers, such as Medicare, Medicaid, insurance companies, doctors, employer groups and patients, all of whom have different requirements. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 29%, 21% and 22% of our revenue in 2007, 2006 and 2005, respectively. In addition, gross accounts receivable balances from Medicare and Medicaid represented 32% and 27% of gross accounts receivable balance at December 31, 2007 and 2006, respectively. Billing difficulties often result in a delay in collecting, or ultimately an inability to collect, the related receivable. This impairs cash flow and ultimately reduces profitability if we are required to record bad debt expense and/or contractual adjustments for these receivables. We recorded bad debt expense of $0.8 million, $0.4 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Among many other factors complicating billing are:

•	complexity of procedures, and changes in procedures, for electronic processing of insurance claims;

•	complications related to use of new or miscellaneous codes for new products based on new technologies;

•	cumbersome nature of manual processes at payers for processing claims where electronic processing is not possible;

•	pricing or reimbursement differences between our fee schedules and those of the payers;

•	changes in or questions about how products are to be identified in the requisitions;

•	disputes between payers as to which party is responsible for payment;

•	disparity in coverage among various payers; and

•	difficulties of adherence to specific compliance requirements and procedures mandated by various payers.

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

The commercial opportunity for our products will be reduced or eliminated if our competitors develop and market new testing products that are superior to, or are less expensive than, the testing products that we develop using our proprietary technology. The biotechnology industry evolves at a rapid pace and is highly competitive. Our competitors for our HIV resistance testing products include manufacturers and distributors of phenotypic and genotypic drug resistance technology, such as Tibotec-Virco, a division of Johnson & Johnson, Quest Diagnostics, Laboratory Corporation of America, Applied Biosystems Group, Visible Genetics, a division of Siemens, Viralliance, and other reference and academic laboratories. For our Trofile Assay, we are not aware of any assay that has been clinically validated for patient selection or used in any phase II or phase III clinical trial of a CCR5 antagonist. However, we are aware of efforts by third parties, including Quest Diagnostics and Laboratory Corporation of America, to develop and introduce assays using various gene-based approaches. We believe genotypic approaches to the identification of tropism are thought to be significantly less precise than our phenotypic approach. However, we cannot be assured that simpler, less expensive tropism tests will not be developed and commercialized.

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

Historically, we have licensed technology from Roche Applied Science Division of Roche Diagnostics Corporation, or Roche, that we use in our PhenoSense and GeneSeq tests. We held a non-exclusive license for the life of the patent term of the last licensed Roche patent. We were notified by Roche that the license had terminated in March 2005, because the last licensed patent had expired. However, Roche advised us that additional licenses may be necessary for certain other patents and has offered us a license to these patents. We do not believe the additional licenses are necessary or useful for our operations. However, if necessary, we believe such licenses are available on commercially acceptable terms.

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

With respect to our viral disease portfolio, as of December 31, 2007, we have approximately 99 granted, issued, allowed and pending patent applications in the United States and in other countries, including 47 issued patents. With respect to our potential oncology products and VeraTag technology, we currently have approximately 77 granted, issued, allowed and pending patent applications in the United States and in other countries, including 27 issued patents. We have 105 granted, issued, allowed and pending patent applications in the United States and in other countries, including 79 issued or allowed patents, relating to the historic microfluidics business of ACLARA.

The historic microfluidics patents and patent applications have been licensed to Caliper Life Sciences, Inc. We have received and will receive cash payments, including up-front and annual payments for the outlicense. In addition, we will receive royalty payments relevant to exactly which of the outlicensed patents are implicated. For some of the outlicensed patents, we will receive a flat royalty on all products for which Caliper grants a sublicense. On others, we will share sublicensing revenue based upon a formula determined according to the quality and quantity of Caliper patents implicated in the Caliper sublicense.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell our products and use our proprietary technologies without infringing the proprietary rights of others. Companies in our industry typically receive a higher than average number of claims and threatened claims of infringement of intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the fields in which we are selling and/or developing or expect to sell and/or develop products. We may be exposed to future litigation by third parties based on claims that our products, technologies or activities infringe the intellectual property rights of others. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our products or technologies may infringe. There also may be existing patents, of which we are not aware, that our products or technologies may inadvertently infringe. Further, there may be issued patents and pending patent applications in fields relevant to our business, of which we may become aware from time to time, that we believe we do not infringe or that we believe are invalid or relate to immaterial portions of our overall business. We will not be able to assure you that third parties holding any of these patents or patent applications will not assert infringement claims against us for damages or seeking to enjoin our activities. We will also not be able to assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor. Third parties have from time to time threatened to assert infringement or other intellectual property claims against us based on our patents or other intellectual property rights or informed us that they believe we required one or more licenses in order to perform certain of our tests. For instance, we were informed in 2004 by Bayer Diagnostics (now a unit of Siemens AG), or Bayer, that it believed we require one or more licenses to patents controlled by Bayer in order to conduct certain of our current and planned operations and activities. We, in turn, believe that Bayer may require one or more licenses to patents controlled by us. Although we believe we do not need a license from Bayer for our HIV products, we held preliminary discussions with Bayer, in 2004, concerning the possibility of entering into a cross-licensing or other arrangement. However, in the future, we may have to pay substantial damages, possibly including treble damages, for infringement if it is ultimately determined that our products infringe a third party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit will take significant time, and may be expensive and divert management attention from other business concerns.

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

These standards are complex, and subject to differences in interpretation. We will not be able to guarantee that our compliance measures will meet the specifications for any of these regulations. In addition, certain types of information, including demographic information not usually provided to us by physicians, could be required by certain payers. As a result of inconsistent application of requirements by payers, or our inability to obtain billing information, we could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues. We cannot estimate the potential impact of payers implementing (or failing to implement) the HIPAA transaction standards on our cash flows and results of operations.

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

On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but allowed the plaintiffs to request that the district court certify a more limited class. On April 23, 2007, plaintiffs requested 30 days to report to the District Court on how they wish to proceed regarding class certification. The District Court indicated that a new class definition was a priority for the issuers’ proposed settlement agreement and scheduled a conference for May 30, 2007, to discuss this, as well as other issues. At this hearing the Court also indicated that the settlement, in its present form, likely could not stand, in light of the Second Circuit’s ruling. The Court continued the discovery stay for thirty days. During the May 30, 2007, conference the plaintiffs orally moved for revised class certification. The plaintiffs stated that they will file their opening brief on the motion to certify the classes in 120 days, and they will file any amended complaints in connection with their motion for revised class certification before June 25, 2007 (this deadline was subsequently extended by the parties until July 31, 2007, with the Court’s approval, on June 27, 2007). At the May 30 conference, the plaintiffs stated that they will seek mixed class and merits discovery in advance of their opening brief on class certification. The plaintiffs have also indicated that they may seek discovery from issuers in cases other than the six focus cases.

On June 25, 2007, the parties submitted a stipulation to terminate the settlement, which was granted by Court Order. On June 26, 2007, plaintiffs served a document request on all issuer defendants. On June 27, 2007, the Court held a conference with counsel for all three groups in the case. The parties agreed that the plaintiffs had until July 31, 2007, to file any Amended Complaints. On July 31, 2007, the plaintiffs requested, and the Court granted, an extension to August 14, 2007, for filing any Amended Complaints. On August 14, 2007, Plaintiffs filed Amended Master Allegation. On September 27, 2007, the Plaintiffs filed a Motion for Class Certification. Per the briefing schedule, responses were due December 21, 2007, and reply briefs were filed on February 15, 2008. Defendants filed a Motion to Dismiss on November 9, 2007.

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

In the event that we need to raise additional capital, or restructure existing convertible notes, our stockholders could experience substantial additional dilution. If such financing is not available on commercially reasonable terms, we may have to significantly curtail our operations or sell significant assets and may be unable to continue as a going concern.

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

We may consider incurring additional indebtedness and issuing additional debt securities in the future to fund potential acquisitions or investments, to refinance existing debt or for general corporate purposes. As a result of recent subprime loan losses and write-downs, as well as other economic trends in the credit market industry, we may not be able to secure additional financing for future activities on satisfactory terms, or at all. If we are not successful in obtaining sufficient financing because we are unable to access the capital markets at financially economical interest rates, it could reduce our research and development efforts and may materially adversely affect our future growth, results of operations and financial results, and we may be required to curtail significantly, or eliminate at least temporarily, one or more of our development programs.

We may lose some or all of the value of some of our short term investments.

We engage one or more third parties to manage some of our cash consistent with an investment policy that allows a range of investments and maturities. The investments are intended to preserve principal while providing liquidity adequate to meet projected cash requirements. Risks of principal loss are intended to be minimized through diversified short and medium term investments of high quality, but the investments are not, in every case, guaranteed or fully insured. In light of recent changes in the credit market, some high quality short term investment securities, similar to the types of securities that we invest in, have suffered illiquidity or events of default. From time to time, we may suffer losses on our short term investment portfolio, which could have a material adverse impact on our operations.

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

As of December 31, 2007, approximately 30% of our common stock is beneficially held by our directors, our executive officers, and greater than five percent stockholder. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control of Monogram Biosciences at a premium price if these stockholders oppose it.

If our stockholders or convertible note holders sell substantial amounts of our common stock, the market price of our common stock may fall.

If our stockholders or convertible note holders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, or conversion of our outstanding convertible debt, the market price of our common stock may fall. As of December 31, 2007, we had outstanding options under our employee stock options plan to purchase 20.3 million shares of our common stock, which represents approximately 15% of our common stock outstanding on December 31, 2007, at a weighted-average price of $2.29 per share. Our outstanding convertible notes are convertible at the option of the holders into shares of our common stock. We registered both the shares of common stock issuable upon conversion of the 0% Notes and the shares issuable upon conversion of the Pfizer Note. Accordingly, so long as these registration statements are effective, the common stock issued upon conversion of the 0% Notes and the Pfizer Note will be freely tradable in the public markets without restriction. The conversion of these notes into common stock could result in the issuance of a substantial number of shares and substantial dilution to our stockholders. Sales of substantial amounts of our common stock, including hedging activities by our convertible note holders, or the perception that such sales could occur, whether currently outstanding, or issued as the result of option exercises or conversion of convertible debt, might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Sales of a substantial number of shares could occur at any time. This may decrease the price of our common stock and may impair our ability to raise capital in the future.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Our stock price has fluctuated widely during the last few years from a low of $0.72 per share in September 2002 to a high of $4.40 per share in January 2004. The following factors, in addition to other risk factors described in this section, may have a significant negative impact on the market price of our common stock:

•	period-to-period fluctuations in financial results;

•	financing activities;

•	hedging activities by holders of our convertible notes;

•	litigation;

•	delays in product introduction, launches or enhancements, including delays in completing the development of the VeraTag technology and products based on that technology;

•	announcements of technological innovations or new commercial products by our competitors;

•	results from clinical studies;

•	adverse developments in the clinical trials of drugs under development by our pharmaceutical company customers;

•	adverse clinical or regulatory developments related to drugs, such as Pfizer’s Selzentry , for which our tests are used in patient selection or monitoring;

•	developments concerning proprietary rights, including patents;

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or our own products or products under development;

•	regulatory developments in the United States and foreign countries;

•	changes in payer reimbursement policies or developments related to the potential reimbursement of new products such as Trofile;

•	limitations on the ability to recognize revenue from complex collaborations; and

•	economic and other external factors or other disaster or crisis.

A low or volatile stock price may negatively impact our ability to raise capital and to attract and maintain key employees.

We will continue to implement additional financial and accounting systems, procedures or controls as we grow our business and organization and to satisfy new reporting requirements.

We are required to comply with the Sarbanes-Oxley Act of 2002, and the related rules and regulations of the SEC. Compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and other requirements may increase our costs and require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to comply with new reporting requirements. There can be no assurance that we will be able to maintain a favorable assessment as to the adequacy of our internal control over financial reporting. If we are unable to reach an unqualified assessment, or our independent registered public accounting firm is unable to issue an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial reporting which could harm our business and could impact the price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2007, we held a lease of building and subleases of office space in South San Francisco, California as follows:

•	A lease of an approximately 41,000 square foot laboratory and office space through April 2018;

•	A sublease of approximately 27,000 square feet of office space through May 2011;

•	A sublease of approximately 9,000 square feet of office space through August 2008.

We also entered into a lease of an approximately 40,000 square foot facility of laboratory and office space, in South San Francisco, California; which will enable us to consolidate our operations and allow for anticipated growth and expansion. We anticipate utilizing this space in May 2008. The lease expires in April 2018.

In addition, as a result of our merger with ACLARA, we assumed the lease for a building of approximately 44,200 square feet in Mountain View, California comprising laboratory and office space. On February 7, 2007, we entered into a lease termination agreement with the landlord to terminate the lease prior to its scheduled expiry, or through June 2009.

Item 3. Legal Proceedings

ACLARA, with which we merged, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. See “Commitments and Contingencies” Note 7 to the financial statements for further discussion.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Data; Dividends

Our Common Stock trades on the NASDAQ Global Market under the symbol “MGRM.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock on the NASDAQ Global Market:

	High	Low
2007
Fourth Quarter	$1.62	$1.15
Third Quarter	$1.87	$1.41
Second Quarter	$2.61	$1.56
First Quarter	$2.17	$1.50

2006
Fourth Quarter	$1.98	$1.48
Third Quarter	$1.95	$1.30
Second Quarter	$2.42	$1.33
First Quarter	$2.27	$1.69

The last reported sale price of our common stock on the NASDAQ Global Market on March 7, 2008 was $1.24. As of March 7, 2008, there were over 7,000 stockholders of record of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to pay cash dividends on our common stock will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, restrictions under our agreements and other such factors as the board of directors deems relevant. Additionally, under our credit and security agreement with GE, so long as any loan commitment or obligation remains outstanding under the agreement, we cannot pay cash dividends without the consent of GE. Under our Amended and Restated 3% Senior Secured Convertible Note issued to Pfizer, we cannot pay dividends without the consent of Pfizer.

Recent Sales of Unregistered Securities.

The following sets forth the number of shares of our common issued in the fourth quarter of 2007. For these issuances, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”):

On October 1, 2007, we issued 143,083 shares of our common stock to Pfizer Inc as interest payment under the 3.0% Senior Secured Convertible Note Due May 19, 2010, as amended and restated January 12, 2007.

On November 2, 2007, we issued 9,650 shares of our common stock to two holders of our outstanding warrants upon the holders net exercise of the warrants.

On November 6, 2007, we issued 619,835 shares of our common stock to a holder of our outstanding warrants upon that holder’s cash exercise of the warrants.

On December 31, 2007, we issued 405,387 shares of common stock with a market value of $0.6 million as of the date of such issuance, to the Monogram Biosciences, Inc. 401(k) Profit Sharing Plan as a matching contribution under the terms of the plan.

Equity Compensation Plans

Information about our equity compensation plans is included in Item 12 of Part III of this Annual Report.

Item 6. Selected Financial Data

The following selected financial information is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K in order to fully understand factors that may affect the comparability of the information presented below. The statements of operations data for the years ended December 31, 2007, 2006 and 2005, and the balance sheet data as of December 31, 2007 and 2006, are derived from our audited consolidated financial statements included in Item 8 of this Report. The statement of operations data for the year ended December 31, 2004 and 2003, and the balance sheet data as of December 31, 2005, 2004 and 2003, are derived from our audited financial statements not included in this Report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
	(Unaudited)
Consolidated Statements of Operations Data:
Revenue:
Product revenue	$39,482	$45,150	$43,468	$34,811	$31,911
Contract revenue	2,064	2,808	4,784	1,990	1,468
License Revenue	1,683	—	—	—	—

Total revenue	43,229	47,958	48,252	36,801	33,379
Operating costs and expenses:
Cost of product revenue	22,926	22,703	20,001	17,794	16,713
Research and development	19,385	18,981	18,996	7,839	4,733
Purchased in-process research and development charge	—	—	—	100,600	—
Sales and marketing	15,927	14,735	12,588	10,056	8,306
General and administrative	15,686	15,042	10,200	10,192	9,256
Lease termination charge	—	—	—	433	—

Total operating costs and expenses	73,924	71,461	61,785	146,914	39,008

Operating loss	(30,695)	(23,503)	(13,533)	(110,113)	(5,629)
Convertible debt valuation adjustments and interest income, net	4,687	1,250	2,243	164	(35)
Contingent value rights revaluation	218	(16,450)	(26,296)	28,519	—
Other income	—	—	—	—	156
Deemed dividend to preferred stockholders	—	—	—	—	(2,155)
Preferred stock dividend	—	—	(162)	(324)	(1,610)

Net loss before cumulative effect of change in accounting principle	(25,790)	(38,703)	(37,748)	(81,754)	(9,273)
Cumulative effect of change in accounting principle	2,242	—	—	—	—

Net loss after cumulative effect of change in accounting principle applicable to common stockholders	$(23,548)	$(38,703)	$(37,748)	$(81,754)	$(9,273)

Basic and diluted net loss per common share before cumulative effect of change in accounting principle	$(0.19)	$(0.30)	$(0.31)	$(1.43)	$(0.27)
Cumulative effect per share of change in accounting principle	0.01	—	—	—	—

Basic and diluted net loss per common share after cumulative effect of change in accounting principle	$(0.18)	$(0.30)	$(0.31)	$(1.43)	$(0.27)

Shares used in computing basic and diluted loss per common share	132,282	130,447	123,527	57,292	34,445

Our results for the year ended December 31, 2004, include the acquired operations of ACLARA for the period December 10, 2004 to December 31, 2004. Our results for the year ended December 31, 2007 and 2006, include the impact of the adoption of SFAS 123(R), “Share-Based Payments,” on January 1, 2006. See notes to the financial statements for a description of the number of shares used in the computation of the basic and diluted net loss per common share.

We recorded a cumulative effect of change in accounting principle of $2.2 million in the year ended December 31, 2007, as a result of an election by the Company to early adopt SFAS No. 159 on January 1, 2007, to measure the fair value of the Pfizer Note as a hybrid debt instrument in its entirety with adjustments to the fair value reflected as a non-operating expense in the statement of operations.

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
	(Unaudited)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$30,590	$31,130	$65,014	$78,848	$9,430
Accounts receivable, net	9,100	6,849	9,063	7,251	6,165
Working capital	26,075	21,603	23,984	73,463	13,038
Total assets	69,311	60,845	97,678	107,635	28,378
Current portion of contingent value rights	2,119	2,813	42,676	—	—
Long-term portion of contingent value rights	—	—	—	15,269	—
Long-term portion of restructuring costs	289	868	1,916	1,710	—
Long-term convertible promissory notes	39,297	25,000	—	—	—
Long-term portion of loans payable	—	—	233	311	—
Long-term portion of capital lease obligations	98	92	212	36	87
Redeemable convertible preferred stock	—	—	—	1,810	1,994
Accumulated deficit	(287,539)	(263,991)	(225,288)	(187,702)	(106,272)
Total stockholders’ (deficit) equity	$(1,240)	$13,908	$41,771	$72,673	$20,587

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

Monogram’s PhenoSense™ and GeneSeq™ products provide a practical method for measuring the impact of genetic mutations on human immunodeficiency virus, or HIV, drug resistance. This information is used to optimize various treatment options for the individual patient. We currently market phenotypic and genotypic resistance testing products directed at patients with HIV infection and the traditional drug classes of reverse transcriptase inhibitors, protease inhibitors and entry (fusion) inhibitors. In addition, we have resistance tests in development or already used in research that are relevant to the new drug classes for which first-in-class drugs have been approved by the FDA—CCR5 antagonists and integrase inhibitors. In addition to these resistance tests, in 2007 we initiated commercial sales of the Trofile™ Co-Receptor Tropism Assay. Trofile is a patient selection assay for the new class of CCR5 antagonists. The first drug in this class, Selzentry™ (maraviroc) from Pfizer Inc (Pfizer), was approved by the FDA and by the European Commission during 2007. Upon approval of Selzentry in the U.S., we introduced our Trofile Assay commercially and it is now available to help physicians select patients for clinical use of Selzentry. Outside of the U.S., we are making Trofile available through our global collaboration with Pfizer. The first product based on the VeraTag™ technology platform, the HERmark™ Breast Cancer Assay, is approved for routine testing in our CLIA certified clinical reference laboratory. Clinical studies to determine the assay’s clinical utility are in progress.

Over the last several years, we have built a business based on the personalized medicine approach in HIV drug resistance testing and in patient selection. We now seek to leverage the experience and infrastructure we have built in the HIV market to the potentially larger market opportunity of cancer utilizing our proprietary VeraTag technology, In the future, we plan to seek opportunities to address an even broader range of serious diseases.

New targeted drug therapies are being introduced for the treatment of cancer. Our proprietary VeraTag technology provides an assay platform for analyzing very small amounts of tumor samples recovered and prepared in a variety of methods, including formalin fixation, the current standard technique in hospital pathology laboratories. We believe this analytical platform may be well suited for the next generation of targeted cancer therapeutics. We believe that, upon completion of development, our VeraTag assays will permit the prediction, with a high degree of accuracy, of the likelihood of a patient’s cancer responding to a given therapy, facilitating the selection of more precise and effective therapeutic options. We are developing Epidermal Growth Factor Receptor, or EGFR/HER, VeraTag assays that we believe will enable physicians to identify the appropriate course of treatment for cancers that have a particular molecular profile. Our current focus is on drugs that target the EGFR/HER receptor family, initially in breast cancer but subsequently in lung and other cancers. We intend to develop VeraTag assays that target other protein drug targets and signaling pathways that are key drivers of proliferation or survival in cancer cells.

We have incurred losses each year since inception. As of December 31, 2007, we had an accumulated deficit of approximately $287.5 million. We expect to incur additional operating losses at least for the next twelve months as we complete the development of the VeraTag technology, transfer the assays into the clinical laboratory, conduct clinical studies and develop the commercial infrastructure to support a commercial launch.

ISSUANCE OF 0% CONVERTIBLE SENIOR UNSECURED NOTES

In January 2007, we issued $30 million principal amount of 0% Convertible Senior Unsecured Notes, due 2026 (the “0% Notes”). Although the 0% Notes are due in December 2026, the 0% Notes may be called at the holder’s option at December 31, 2011, December 31, 2016 or December 31, 2021, at a price equal to 100% of the accreted value. The aggregate purchase price for the 0% Notes was approximately $22.5 million. The 0% Notes do not bear interest and are convertible, at the option of the holder, into shares of our common stock, at an initial conversion price of $2.52 per share, which is equivalent to an initial conversion rate of approximately 396.8254 shares per $1,000 principal amount of the 0% Notes. The conversion price will adjust automatically upon certain changes to our capitalization.

We have the option to cause all or any portion of the 0% Notes to automatically convert at such time as the closing price of our common stock is greater than $3.15 for twenty out of thirty consecutive trading days, provided that certain conditions are met. The 0% Notes are subordinated to all of our present senior debt, including the $25 million 3% Senior Secured Convertible Note, due May 19, 2010, issued to Pfizer in May 2006, as amended as described below, and our $10 million line of credit with Merrill Lynch Capital (subsequently acquired by General Electric), or “GE.”

In accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, the Company elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the statement of operations. For the year ended December 31, 2007, the valuation led to a $2.2 million favorable convertible debt valuation adjustment to the carrying value of the 0% Notes, respectively, net of debt issuance costs to fair value. This net adjustment is reflected as a non-operating expense in the statement of operations. As of December 31, 2007, the fair value and unpaid principal balance of the 0% Notes was $18.5 million and $23.8 million, respectively.

AGREEMENTS WITH PFIZER INC

In May 2006, we entered into a non-exclusive Collaboration Agreement (the “Collaboration Agreement”) with Pfizer to facilitate the global availability for patient use of our proprietary co-receptor tropism assay, Trofile™ (“Trofile Assay”). Our Trofile Assay is used to identify which co-receptor a patient’s HIV uses for entry to cells and has been used in connection with phase III clinical trials of Pfizer’s investigational CCR5 antagonist, Selzentry (maraviroc). In August 2007, Selzentry was approved by the FDA for use in CCR5-tropic treatment-experienced patients. The FDA-approved label for Selzentry indicates that tropism testing should be used for patient selection and we expect that the Trofile Assay will be used to select patients for Selzentry. In October 2007, Selzentry was approved by the European Commission. Under the Collaboration Agreement we

have responsibility for making our Trofile Assay available in the U.S. Pfizer has responsibility for sales, marketing and regulatory matters outside of the U.S. and will reimburse us for our expenses in establishing and maintaining the logistics infrastructure that may be necessary to make the assay available outside the U.S. as required by Pfizer. The Collaboration Agreement covers the period through December 31, 2009, and is renewable by Pfizer for five successive one year terms. We and Pfizer also extended the co-receptor portion of our existing services agreement to support potential additional Pfizer clinical trials through December 31, 2009.

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

As a result of the issuance of the 0% Notes, we were required to value and account for certain derivative instruments that are embedded in the Pfizer Note. We elected to early adopt SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” to measure the Pfizer Note as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the consolidated statement of operations. At the initial adoption of SFAS 159, we recorded a cumulative-effect of a change in accounting principle for the Pfizer Note of $2.2 million, resulting in a fair value of $22.8 million at January 1, 2007. For the year ended December 31, 2007, the valuation led to a $2.0 million decrease to the carrying value of the Pfizer Note, which is reflected as a non-operating expense in the consolidated statement of operations. As of December 31, 2007 and 2006, the value of the Pfizer Note was $20.8 million and $25.0 million, respectively. The unpaid principal balance of the Pfizer Note was $25 million for both periods ended December 31, 2007 and 2006.

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

The Pfizer collaboration is a multiple element arrangement, including supply of the Trofile Assay in additional clinical studies (including expanded access programs in both the U.S. and outside the U.S.), supply of the Trofile Assay for use outside of the U.S., reimbursement of costs for the establishment and operation of supply infrastructure outside of the U.S. and potential assistance to Pfizer in the establishment and operation of a second facility for processing of tropism assays. Under the guidelines of EITF 00-21, we have determined that the collaboration with Pfizer should be accounted for as a single unit of accounting due to the absence of established fair values of certain undelivered elements. Accordingly, we have deferred revenue under this collaboration until the earlier of establishment of fair values or completion of the deliverables. Additionally, related direct costs for the establishment and operation of supply infrastructure outside of the U.S. that are contractually reimbursable on a non-refundable basis under this collaboration have been deferred. As of December 31, 2007 and 2006, we had $12.6 million and $1.8 million of deferred revenue and $8.0 million and $1.8 million of deferred costs, respectively, under the Collaboration Agreement, within the U.S. and internationally.

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

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share Based Payment” (“SFAS 123R”) under provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified prospective approach, and therefore, has not restated results for prior periods. Under this approach, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award. Upon adoption of SFAS 123R, the Company records stock-based compensation as a charge to income, net of the estimated impact of forfeited awards. As such, the Company recognized stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The Company has no awards with market or performance conditions.

Prior to the adoption of SFAS 123R, we accounted for stock-based awards under the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and

made pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosure,” which amended Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation.” Under the intrinsic method, no stock-based compensation expense had been recognized in the statement of operations because the exercise price of the stock options granted equaled the fair market value of the underlying stock on the date of grant. Pro forma net loss and pro forma net loss per share disclosed in the footnotes to the financial statements were estimated using the Black-Scholes option-pricing model.

In accordance with SFAS 123R, we used the Black-Scholes option-pricing valuation model to estimate the grant date fair value of our stock-based awards. The determination of fair value for stock-based awards on the date of grant using an option-pricing model requires management to make certain assumptions regarding: (i) the expected volatility in the market price of our common stock over the expected term of the awards; (ii) dividend yield; (iii) risk-free interest rates; and (iv) actual and projected employee exercise behaviors (referred to as the expected term). The expected volatility is based on the historical volatilities from our stock for the expected term in effect on the date of grant with considerations to similar public entities in similar markets. The risk-free interest rate is based on the U.S. Zero Coupon Treasury yield for the expected term in effect on the date of grant. The expected term of options represents the period of time that options granted are expected to be outstanding and is derived from actual historical exercise data with considerations to the contractual and vesting terms. The expected term of employee stock purchase plans is equal to the offering period. In addition, SFAS 123R requires us to estimate the expected impact of forfeited awards and recognize stock-based compensation expense only for those awards expected to vest. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate will be recognized as compensation cost in earnings in the period of the revision. If actual forfeiture rates are materially different from our estimates or factors change and we employ different assumptions, stock-based compensation expense could be significantly different from what we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as considered necessary.

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

Revenue Recognition

Product revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payer programs, such as Medicare and Medicaid. Billings for services under third-party payer programs are included in revenue, net of allowances, for differences between the amounts billed and estimated receipts under such programs. We estimate these allowances based on historical payment information and current sales data. If the government and other third-party payers significantly change their reimbursement policies, an adjustment to the allowance may be necessary. Revenue generated from our database of resistance test results is recognized when earned under the terms of the related agreements, generally upon shipment of the requested reports.

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

License revenue consists of up-front license fees when the earnings process is complete and no further obligations exist. If further obligations exist, the up-front license fee is recognized ratably over the obligation period. Royalties received are recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, other accrued expenses and short-term obligations approximate fair value based on the highly liquid, short-term nature of these instruments. We also have long-term instruments consisting of debt obligations in the form of convertible promissory notes, which are subject to interest rate and market risk due to the convertible features of those notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We value debt obligations in accordance with the guidelines set forth in SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” using the framework established by SFAS 157, “Fair Value Measurements” for measuring fair value.

Accounts Receivable

The process for estimating the collectibility of receivables involves significant assumptions and judgments. Billings for services under third-party payer programs are recorded as revenue net of allowances for differences between amounts billed and the estimated receipts under such programs. Adjustments to the estimated receipts, based on final settlement with the third-party payers, are recorded upon settlement as an adjustment to net revenue.

In addition, we review and estimate the collectibility of our receivables based on the period of time they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to reserves for doubtful accounts. In addition, we assess the current state of our billing functions in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on our reserve estimates, which involves judgment. We believe that the collectibility of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we have implemented procedures to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. Changes in the allowance for doubtful accounts are recorded as an adjustment to bad debt expense within general and administrative expenses. We believe that our collection and reserves processes, along with our close monitoring of our billing processes, helps to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in collection and reimbursement experience and billing operations. We write off accounts against the allowance for doubtful accounts when they are deemed to be uncollectible.

Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets

Goodwill represents the excess of the purchase consideration over the fair values of the identifiable assets acquired and liabilities assumed from our merger with ACLARA, in 2004. In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142, we are required to test for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable.

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

Income Taxes

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

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared to Years Ended December 31, 2006 and 2005.

	2007	2006	2005
	(In thousands)
Product revenue	$39,482	$45,150	$43,468
Contract revenue	2,064	2,808	4,784
License revenue	1,683	—	—

Total revenue	$43,229	$47,958	$48,252

Revenue. Revenue was $43.2 million, $48.0 million and $48.3 million in 2007, 2006 and 2005, respectively. Product revenue consists of revenue from our HIV testing services. The $5.7 million decrease in product in revenue in 2007 as compared to 2006, and the $1.7 million increase in product revenue in 2006 as compared to 2005, was due primarily to the substantial completion, in 2006, of Pfizer’s phase III clinical trial of Selzentry, the first drug in a new class of HIV drugs called CCR5 antagonists. The use of our testing services, including our

Trofile Co-Receptor Tropism Assay in Pfizer’s phase III clinical trial of Selzentry, generated significant revenue in the second half of 2005 and first half of 2006. The decreased revenue of the phase III clinical trial of Selzentry, was partially offset by revenue generated from the commercialization of our Trofile Assay during 2007, excluding Trofile Assay revenue earned under the Collaboration Agreement with Pfizer, which is deferred. In August 2007, Selzentry was approved by the FDA for use in CCR5-tropic treatment-experienced patients. The FDA-approved label for Selzentry indicates that tropism testing should be used for patient selection and we expect that the Trofile Assay will be used to select patients for Selzentry. Medicare is already providing coverage and reimbursement for the assay. However, if our test is not used to select patients for Selzentry, this could have a significant negative impact on our potential future revenues.

Contract revenue consists of revenues from VeraTag and oncology collaborations with pharmaceutical and biotechnology companies as well as National Institutes of Health, or NIH, research grants and other non-product and non-license revenue. In 2007, these sources of revenue decreased by $0.8 million compared to 2006 and decreased $2.0 million as compared to 2005, as we focused our oncology development efforts on enhancing the operational reproducibility and sensitivity of the VeraTag assays and studies designed to clinically validate the HERmark assay, a VeraTag test for applications in oncology. We intend to make HERmark, our first oncology test, available to patients upon completion of clinical studies designed to establish clinical utility of HERmark in breast cancer. HERmark is approved for routine testing in our CLIA certified clinical reference laboratory. We have an active program of applying for NIH funding and currently have a number of active grants that we believe will help support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics.

License revenue consists primarily of revenue from license agreements for the microfluidics patent portfolio acquired in our merger with ACLARA in 2004. Under the license agreements, we receive payments from ongoing royalties related to product and service revenues that encompass the use of our patents, and royalty sharing for any sublicense revenue. We recorded $1.7 million for the year ended December 31, 2007, primarily from a non-recurring, upfront royalty for one particular license. License revenues are likely to be lower in 2008 and beyond.

We anticipate quarterly variations in revenue due primarily to fluctuations in the timing of various planned and ongoing clinical studies conducted by pharmaceutical companies.

We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. In 2007, 2006 and 2005, approximately 29%, 21%, and 22%, respectively, of our revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. Additionally, in 2007, 2006 and 2005, Quest Diagnostics Incorporated represented approximately 11% for each year, Laboratory Corporation of America represented approximately 11%, 6% and 6%, Pfizer Inc represented approximately 6%, 19% and 19%, and GlaxoSmithKline represented approximately 2%, 6% and 10% of our total revenue, respectively.

Cost of product revenue. Cost of product revenue was $22.9 million, $22.7 million and $20.0 million in 2007, 2006 and 2005, respectively. Included in these costs are materials, supplies, labor and overhead related to product revenue. Product revenue gross margins were 42% in 2007, 50% in 2006 and 54% in 2005. The decrease in gross margin percentage in 2007, as compared to 2006 and in 2006 as compared to 2005, was due to the benefit of higher volumes provided by the use of our Trofile Assay in Pfizer’s phase III trial of maraviroc during 2005 and the first half of 2006. Gross margin was higher than the yearly average in the fourth quarter of 2007, due to commercial introduction of Trofile and the related increase in revenue. We anticipate that gross margin on product revenue may increase as Trofile revenue increases, and also after the potential future introduction of oncology products, which we believe may have a higher gross margin than our HIV products.

Research and development. Research and development costs were $19.4 million, $19.0 million and $19.0 million in 2007, 2006 and 2005, respectively. During 2007, research and development expenses were approximately the same as compared to 2006 and 2005, respectively. In 2006, a net increase relating to stock-based compensation expense of $2.3 million was offset by lower materials and supplies costs in our oncology programs and reduced facilities expenses as a result of vacating the office and laboratory space in Mountain View, California, in the second quarter of 2005. The successful development of our products is highly uncertain. Completion dates and research and development expenses can vary significantly for each product and are difficult to predict.

Our products in development for HIV and other infectious diseases, target viral diseases and reflect a number of approaches to assessing resistance in individual patients to particular drugs. Our product lines overlap and most of our research and development activities in infectious disease are advancing multiple potential product lines. Due to this substantial overlap, we do not track costs on a project by project basis, except for the costs related to contract revenue. A portion of our infectious disease research and development expenses are funded by grants and development contracts. The following table sets our costs included in research and development expenses that are associated with such revenues:

Research and Development Expenses Funded by Grants and Development Contracts.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
NIH Grants:
HIV assays	$1,360	$1,381	$1,796
HIV database	390	327	252
HCV assay	198	108	215
Commercial assay development and other projects	116	992	2,521

Total	$2,064	$2,808	$4,784

Below is a summary of our products in development for HIV and other infectious diseases.

Infectious disease products in development	Status
Replication Capacity HIV, a measurement of fitness	In development(1)
PhenoSense HIV Entry, entry inhibitor assay	In development(2)
GeneSeq HIV Entry, entry inhibitor assay	In development(3)
PhenoSense and GeneSeq HIV Integrase, integrase inhibitor assays	In development(4)
PhenoSense HIV Antibody Neutralization, a vaccine development and evaluation assay	In development(5)
PhenoSense and GeneSeq HIV Assembly/Maturation, virus assembly or maturation inhibitor assays	In development(6)
PhenoSense HCV, a phenotypic hepatitis C inhibitor assay	In development(7)
GeneSeq HCV, a genotypic hepatitis C inhibitor assay	In development(7)

(1)	The Replication Capacity HIV assay is validated in our clinical laboratory and the data is currently reported on our PhenoSense HIV and PhenoSense GT tests to both pharmaceutical company customers and for patient testing. Clinical development work continues.
(2)	The PhenoSense HIV Entry Assay has been validated in our clinical laboratory for the subclass of entry inhibitors that block host cell-virus membrane fusion, such as enfuvirtide (Fuzeon), and is available to pharmaceutical company customers and for patient testing. The assay is also available to pharmaceutical company customers to evaluate subclasses of entry inhibitors in development or recently approved, such as receptor and co-receptor antagonists (e.g. maraviroc, vicriviroc ) but is not yet validated in the clinical laboratory for such use in patient testing.
(3)	The GeneSeq HIV Entry Assay is available to pharmaceutical company customers to evaluate subclasses of entry inhibitors in development or recently approved, such as receptor and co-receptor antagonists (e.g. maraviroc, vicriviroc ) but is not yet validated in the clinical laboratory for such use in patient testing.

(4)	The PhenoSense and GeneSeq HIV Integrase assays are validated for research purposes and available to pharmaceutical company customers. Assays for the integrase class are being validated and are expected to be available for physician use as needed in the future.
(5)	The PhenoSense HIV Antibody Neutralization assay is validated for research purposes and available to pharmaceutical company customers. With NIH funding, additional development work related to the use of our assays in vaccine development is being conducted.
(6)	The PhenoSense and GeneSeq HIV Assembly/Maturation inhibitor assays are in development. Additional development work may be conducted on these assays in the future.
(7)	The GeneSeq HCV (NS5B) assay has been validated for research use and is available to pharmaceutical company customers. The GeneSeq HCV (NS3) and PhenoSense HCV assays are in development with partial funding from a pharmaceutical company customer.

A substantial portion of our research and development expenditures are directed at continuing the research and development of the VeraTag technology. Our VeraTag technology has the potential, through detection of unique protein-based biomarkers, to differentiate likely responders from non-responders to certain targeted therapies in certain patient groups. Assays based on this technology have the potential to be used as aides for patient selection in pharmaceutical companies’ clinical trials of therapeutic products targeted on specific patient populations and as diagnostic services and/or kits to guide physicians in the selection of appropriate therapies for particular patients. The first VeraTag Assay, the HERmark Breast Cancer Assay, is approved for routine testing in our CLIA certified clinical reference laboratory and clinical studies are ongoing to establish clinical utility of HERmark for differentiating breast cancer patients who are likely to respond to Herceptin, a targeted cancer therapy. Additional assays based on the VeraTag technology are in development.

HERmark is designed to provide quantitative measurements of the presence of HER2 protein and HER2 homodimer. Additional assays providing measurements of HER1 and HER3 proteins and heterodimers such as HER1:HER2 and HER2:HER3 are in development. These additional assays may have clinical utility both in breast cancer and in other cancer types, such as lung cancer and colorectal cancer. The development of these assays, including their validation in our CLIA certified clinical reference laboratory, and the completion of studies to determine the clinical utility of both these assays and the HERmark Breast Cancer Assay are expected to be time consuming and could exceed one year.

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

Sales and marketing. Sales and marketing expenses were $15.9 million, $14.7 million and $12.6 million in 2007, 2006 and 2005, respectively. The increase of $1.2 million in 2007, as compared to 2006, was primarily due to the expansion of our sales force and increased marketing programs related to our products, offset by lower stock-based compensation expenses. The increase in 2006, as compared to 2005, was primarily due to an increase in stock compensation expense of $1.8 million. In 2006, we recorded $1.7 million stock-based compensation expenses primarily related to the recognition of option and employee stock purchase plan expenses in accordance with SFAS 123R. In 2005, we recorded adjustments from stock-based compensation related to variable accounting for the assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period. We expect our sales and marketing expenses for promotional programs as well as sales and marketing personnel, will increase in preparation for the introduction of future oncology products.

General and administrative. General and administrative expenses were $15.7 million, $15.0 million and $10.2 million in 2007, 2006 and 2005, respectively. The increase of $0.7 million in 2007, as compared to 2006, was primarily due to an increase in overall headcount. The increase in 2006, as compared to 2005, was primarily due to an increase of $4.0 million in stock-based compensation expense and to increases in professional services fees. In 2006, we recorded $2.5 million stock-based compensation expenses primarily related to the recognition of option and employee stock purchase plan expenses in accordance with SFAS 123R. In 2005, we recorded adjustments from stock-based compensation related to variable accounting for the assumed ACLARA stock options with CVRs attached and CVR expenses related to vested options during the period. These adjustments were a decrease to compensation expense of $1.5 million in 2005. We expect general and administrative expenses in 2008 may increase from 2007 levels to support the administrative infrastructure required to support growth of the business.

Stock-Based Compensation. Stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123R and CVR charges related to options that vested in the year was $4.2 million in 2007, as compared to $6.9 million in 2006. There was no stock-based compensation expense recognized under SFAS 123R in 2005. However, in connection with our merger with ACLARA, we recorded adjustments from stock-based compensation related to variable accounting for assumed ACLARA stock options, deferred compensation amortization and CVR expenses related to vested options during those periods. These adjustments were favorable by $1.8 million in 2005. As of December 31, 2007, the total remaining unrecognized compensation cost related to the unvested stock options amounted to $7.1 million, which will be amortized over the weighted-average remaining requisite service period of 2.13 years.

The table below sets out stock-based compensation expenses recognized primarily under SFAS 123R in 2007 and 2006, stock-based compensation benefit related to variable accounting for the assumed ACLARA stock options with CVRs attached in 2005 and CVR expenses related to vested options in 2007, 2006 and 2005.

	Year ended December 31,
	2007	2006	2005
		(In thousands)
Cost of product revenue	$487	$597	$—
Research & development	718	2,075	(185)
Sales & marketing	1,150	1,653	(158)
General & administrative	1,829	2,536	(1,460)

	$4,184	$6,861	$(1,803)

Stock-based compensation expense under SFAS123R is expected to continue to have an effect on results of operations in future and this impact may be material.

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

Convertible debt valuation adjustments and interest income, net. Convertible debt valuation adjustments were $4.2 million for the year ended December 31, 2007. In January 2007, we issued $30 million principal amount of the 0% Notes for an aggregate purchase price of approximately $22.5 million. Pursuant to the guidelines set forth in SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” we elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the statement of operations. As a result of the issuance of the 0% Notes, we were required to value and account for certain derivative instruments embedded in the Pfizer Note with adjustments to the fair value reflected in the statement of operations. We elected to early adopt SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” to measure the Pfizer Note as a hybrid debt instrument in its entirety using the framework established by SFAS 157 for measuring fair value. For the year ended December 31, 2007, this valuation led to a $2.0 million decrease to the net carrying value of the Pfizer Note and a $2.2 million decrease to the carrying value of the 0% Notes, net of debt issuance costs, marked to fair value. Such adjustments could be substantial in future quarters in certain circumstances, such as if the Company’s common stock price is higher or lower than at December 31, 2007.

Interest income, net was $0.5 million, $1.3 million and $2.2 million in 2007, 2006 and 2005, respectively. The decrease in 2007, as compared to 2006, and the decrease in 2006, as compared to 2005, were primarily due to lower interest income as a result of lower average cash and investment balances.

Contingent value rights revaluation. Our liability under the CVRs, issued to ACLARA stockholders as part of the purchase consideration in the merger with ACLARA, was recorded at the closing of our merger with ACLARA at fair value, estimated using a calculation based on a Black-Scholes valuation of the underlying CVR securities of $0.66 per CVR. Because subsequent to the closing of the merger, an active trading market had been established, this liability was revalued based on the actual closing price of the CVRs on the OTC Bulletin Board at the end of each quarter. In June 2006, the amount payable related to the outstanding CVRs was determined at $0.88 per CVR and a cash payment of approximately $57.0 million was made to CVR holders on June 14, 2006. This revaluation led to a $16.5 million increase to our liability and is reflected as a non-operating expense in the statement of operations for the year ended 2006.

Preferred stock dividend. We recorded a preferred stock dividend of $0.2 million in 2005. The Series A Preferred Stock, issued in 2001, bore dividends payable twice a year in shares of common stock. In June 2005, all outstanding shares of Series A Preferred Stock were converted to common stock.

Cumulative effect of change in accounting principle. We elected to early adopt SFAS 159, effective January 1, 2007, to measure the fair value of the Pfizer Note as a hybrid debt instrument, in its entirety, with adjustments to the fair value reflected as a non-operating expense in the statement of operations. The impact of adopting SFAS 159, resulted in a cumulative effect adjustment of a change in accounting principle of $2.2 million.

LIQUIDITY AND CAPITAL RESOURCES

We expect our available cash, cash equivalents and short-term investments of $30.6 million at December 31, 2007, funds provided by our various revenue sources, borrowing under accounts receivable and equipment financing arrangements will be adequate to fund our operations at least for the next twelve months.

We have funded our operations, since inception, primarily through public and private sales of common and preferred stock, issuance of convertible debt, equipment financing arrangements, product revenue, contract revenue, license revenue, advances by pharmaceutical company customers and a revolving line of credit. In May 2006, we entered into an agreement with Pfizer for the purchase, by Pfizer, of a 3% Senior Secured Convertible Note in the amount of $25 million. The note is due in 2010, and interest on these borrowings is payable in cash or stock, at our option. In September 2006, we entered into a credit and security agreement with GE for a $10 million revolving credit line, under which borrowings are limited by eligible accounts receivable. In January 2007, we sold a 0% Convertible Senior Unsecured Note to an investor. The principal amount of the note is $30 million, and reflecting the zero coupon nature of the note, it was sold for an aggregate price of $22.5 million. After fees and expenses, net proceeds to us were approximately $20.7 million. The note may be called by the investor at December 31, 2011, December 31, 2016 or December 31, 2021, at a price equal to 100% of the accreted value. If adequate funds are not available on commercially reasonable terms, we may be required to curtail operations significantly, or sell significant assets and may not be able to continue as a going concern. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans. These funds may not be available on favorable terms, or may not be available at all. We expect our operating and capital resources will be sufficient to meet future requirements for at least the next twelve months.

Net cash used in operating activities was $18.6 million in 2007. Cash flows from operating activities can vary significantly due to various factors including trends in operating losses, changes in accounts receivable, accrued liabilities and deferred revenue related to new arrangements with customers. The average collection period of our accounts receivable, as measured in days sales outstanding, can vary and is dependent on various factors, including the type of revenue (i.e. patient testing, pharmaceutical company testing or contract revenue), the payment terms related to that revenue, the complexities in third party payer arrangements, and whether the related revenue was recorded at the beginning or end of a period. Cash used in operations, in 2007, reflects advances from a pharmaceutical company customer of $4.4 million with respect to anticipated 2008 activity. The advance is included on the consolidated balance sheet. Net cash used in operating activities was $24.2 million, in 2006, primarily due to the payment of approximately $57 million in settlement of the CVR liability of which $14.3 million was reflected in operating activities relating to the post merger CVR revaluation and $42.8 million was recorded in financing activities relating to the initial valuation of the CVR at the closing of the merger with ACLARA at $0.66 per CVR. Net cash used in operating activities was $13.7 million in 2005.

Net cash provided by investing activities, in 2007, of $8.6 million resulted primarily from proceeds from maturities and sales (net of purchases) of short-term investments, offset by capital expenditures of $2.5 million. Net cash provided by investing activities, in 2006, of $33.0 million resulted primarily from proceeds from maturities and sales (net of purchases) of short-term investments, offset by capital expenditures of $1.8 million. Net cash provided by investing activities, in 2005, of $7.4 million resulted primarily from proceeds from maturities and sales (net of purchases) of short-term investments offset by payment of transaction costs related to our merger with ACLARA amounting to $4.7 million, capital expenditures of $3.2 million and costs associated with acquiring other assets.

Net cash provided by financing activities, in 2007, of $20.5 million resulted primarily from $20.7 million in proceeds from the issuance of a 0% convertible promissory note, offset by $2.1 million decline in net proceeds primarily from the revolving credit line with GE and a $1.9 million increase in net proceeds from the issuance of common stock and exercises of stock options under various employee benefit plans. Net cash used in financing activities in, 2006, of $8.2 million resulted primarily from $25 million in proceeds from the issuance of a convertible promissory note to Pfizer, $5.6 million in proceeds from the revolving credit line with GE and $3.3 million in proceeds from the exercise of stock options for approximately 2.4 million shares of common stock, offset by the settlement of the CVR liability of approximately $57 million of which $42.8 million was recorded in financing activities, which related to the initial valuation of the CVR at the closing of the merger with ACLARA at $0.66 per CVR. The net cash provided by financing activities, in 2005, of $7.9 million resulted primarily from $5.8 million in proceeds from the exercise of warrants for approximately 5.2 million shares of common stock and $2.3 million from proceeds from common stock issuance, offset by payments on loans and capital lease obligations.

Leases. As of December 31, 2007, we held leases of a building and subleases of office space in South San Francisco, California as follows:

•	A lease of an approximately 41,000 square foot laboratory and office space through April 2018;

•	A sublease of approximately 27,000 square feet of office space through May 2011;

•	A sublease of approximately 9,000 square feet of office space through August 2008.

Additionally, in October 2007, we executed a lease for an approximately 40,000 square foot facility of laboratory and office space, in South San Francisco, California; which will enable us to consolidate our operations and allow for anticipated growth and expansion. We anticipate utilizing this space in May 2008. The lease expires in April 2018.

In August 2006, we entered into a loan agreement of $0.8 million to finance our insurance premiums at an interest rate of 7.84% per annum. The loan was paid in full in January 2007.

As a result of the merger with ACLARA, at December 31, 2004, we assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. On February 7, 2007, we entered into a lease termination agreement with the landlord to terminate the lease prior to its scheduled expiry. The termination of the lease was subject to a specified third party executing a new lease with the landlord on terms and conditions satisfactory to the landlord and the landlord has subsequently notified us that this occurred. We have an obligation to pay the landlord specified amounts over the remainder of the former lease term, or through June 2009. As of December 31, 2007, the remaining obligation was $0.9 million, which is included in the table below.

Contractual Obligations. At December 31, 2007, our contractual obligations for the next five years and thereafter are as follows (in thousands):

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Purchase obligations	$801	$437	$127	$—	$1,365
Operating lease obligations	3,102	6,760	7,248	21,711	38,821
Equipment financing arrangements	189	102	—	—	291
0% Convertible Senior Unsecured Note	—	—	30,000	—	30,000
3% Senior Secured Convertible Note	—	25,000	—	—	25,000
3% Convertible Note interest payment (1)	750	1,223	—	—	1,973
Loans payable	4,277	—	—	—	4,277

Total	$9,119	$33,522	$37,375	$21,711	$101,727

(1)	Subject to certain limitations, we are entitled to make such interest payments using shares of our common stock.

The contractual obligations discussed above are fixed costs. If we are unable to generate sufficient cash from operations to meet these contractual obligations, we may have to raise additional funds. These funds may not be available on favorable terms or at all.

In connection with the merger with ACLARA, we issued CVRs to ACLARA stockholders. In June 2006, the amount payable related to the outstanding CVRs was determined to be $0.88 per CVR and a cash payment of approximately $57.0 million was made to CVR holders on June 14, 2006. Holders of assumed ACLARA options are entitled to receive a cash payment of $0.88, upon future exercise of those options, for each CVR that would have been issuable to them had the option been exercised prior to the CVR maturity date. At December 31, 2007, assumed ACLARA options to purchase 2.3 million shares of our common stock were outstanding, of which approximately 14,500 were unvested. The aggregate potential liability related to all these options at December 31, 2007, was $2.1 million, which is reflected on the balance sheet at December 31, 2007. Upon exercise of these options, we will receive aggregate exercise proceeds of $4.7 million. See Note 6, “Contingent Value Rights,” of the financial statements for further discussion.

Off-balance sheet arrangements. In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In October 2007, we extended the terms of the subleased office space relating to this lease assignment, which decreases our payment obligation in the event of default by the assignee. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.6 million in 2008; $0.6 million in 2009; $0.7 million in 2010 and $0.3 million in 2011.

Long term capital and liquidity considerations. We expect that we will have to make substantial investments in operating and capital expenditures as we develop and commercialize new clinical testing products, expand the availability of our current testing products and lease additional facilities to replace expiring subleased facilities. During 2007, we made capital expenditures of approximately $2.5 million. While we do not currently have any additional material commitments for future capital expenditures, we expect to incur capital expenditures for our existing facilities and capital expenditures related to the leased space that we expect to occupy in May 2008. In the future, we may incur additional capital expenditures as we expand our clinical laboratory to accommodate commercial availability of VeraTag assays for oncology, expand our commercial infrastructure in anticipation of the introduction of oncology products, potentially establish an FDA compliant manufacturing facility and make our HIV and oncology assays available globally in support of drugs for which our tests may be important diagnostics. At December 31, 2007, we held a building lease of approximately 41,000 square feet and subleased several building spaces of approximately 27,000 and 9,000 square feet, respectively, in South San Francisco, California. In 2007, we executed a lease of an approximately 40,000 square foot facility to accommodate administrative and laboratory personnel in anticipation of potential growth and expansion of our business and to replace the short term lease of the 9,000 square feet of subleased office space, which expires in August 2008.

From time to time, we may consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, with the goal of growing our business and maximizing stockholder value. Such transactions, if any, could materially affect our future liquidity and capital resources. We may need to obtain additional funding by entering into new collaborations and strategic partnerships to enable us to develop and commercialize our products. Even if we receive funding from future collaborations and strategic partnerships, we may need to raise additional capital in the public equity markets, through private equity financing or through debt financing. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve additional restrictive covenants. Our failure to raise capital when needed, may harm our business and operating results.

Income taxes. We have incurred net operating losses since inception. At December 31, 2007, we had federal and state net operating loss carryforwards of approximately $252.5 million and $140.6 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates between the years 2010 and 2027, if not utilized. The state of California net operating losses will expire at various dates between the years 2012 and 2017, if not utilized. The federal and state operating loss carryforwards include deductions for stock options. Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. When utilized, the portion related to stock options deductions will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48) on January 1, 2007. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of adopting FIN 48.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a full description of recently issued accounting standards, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated therein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to interest rate risk relates primarily to our debt obligations primarily in the form of convertible notes and our investment portfolio. Our debt obligations are subject to interest rate and market risk due to the convertible features of our notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.

Our investment portfolio may consist of fixed rate securities, which may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principle if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years.

The following table presents the hypothetical changes in fair values in our cash, cash equivalents and short-term investments held at December 31, 2007, that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS. Fair values represent the market principal at December 31, 2007 (in thousands).

	Given an Interest Rate Decrease of X Basis Points				Given an Interest Rate Increase of X Basis Points
Issuer	150 BPS	100 BPS	50 BPS	0 BPS	50 BPS	100 BPS	150 BPS
Money Market	$3,401	$3,401	$3,401	$3,401	$3,401	$3,401	$3,401
Commercial Paper	13,842	13,829	13,816	13,804	13,791	13,778	13,766

	$17,243	$17,230	$17,217	$17,205	$17,192	$17,179	$17,167

The weighted-average maturity of our marketable investments at December 31, 2007, was 67 days.

We have exposure to cash, money market and commercial paper credit risks, which may adversely impact our cash and commercial paper fair value. As of December 31, 2007, there was no credit risk impact to the valuation of our cash, money market and commercial paper investments.

We also have exposure to changes in interest rates on our revolving credit line with GE, which bears interest at a rate per annum equal to a published LIBOR rate plus 4.75%. As of December 31, 2007, approximately $4.3 million was outstanding under the revolving credit line and the LIBOR rate was 4.85%.

We do not utilize derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.

We operate primarily in the United States and all sales to date have been made in U.S. Dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Monogram Biosciences, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Monogram Biosciences, Inc and its subsidiary at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 8, Note 11, and Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in fiscal year 2006 and the manner in which it accounts for convertible notes in fiscal year 2007.

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

/s/    PricewaterhouseCoopers LLP

San Jose, California

March 11, 2008

MONOGRAM BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$18,762	$8,263
Short-term investments	11,828	22,867
Accounts receivable, net of allowance for doubtful accounts of $1,121 and $965 at December 31, 2007 and 2006, respectively	9,100	6,849
Prepaid expenses	1,279	1,234
Inventory	1,250	961
Other current assets	917	378

Total current assets	43,136	40,552
Property and equipment, net	7,665	7,463
Deferred costs relating to collaboration agreement	8,043	1,783
Goodwill	9,927	9,927
Other assets	540	1,120

Total assets	$69,311	$60,845

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,116	$1,271
Accrued compensation	3,324	2,258
Accrued liabilities	3,818	4,720
Current portion of restructuring costs	610	1,128
Deferred revenue	605	404
Loans payable	4,469	6,355
Contingent value rights	2,119	2,813

Total current liabilities	17,061	18,949
Long-term portion of restructuring costs	289	868
Long-term 3% convertible promissory note	20,786	25,000
Long-term 0% convertible promissory note	18,511	—
Long-term deferred revenue	13,622	1,783
Other long-term liabilities	282	337

Total liabilities	70,551	46,937

Commitments and contingencies (Note 7)
Stockholders’ (deficit) equity: Common stock, $0.001 par value, 200,000,000 shares authorized; 134,038,473 and 131,307,374 shares issued and outstanding at December 31, 2007 and 2006, respectively	134	131
Additional paid-in capital	286,196	277,892
Accumulated other comprehensive loss	(31)	(124)
Accumulated deficit	(287,539)	(263,991)

Total stockholders’ (deficit) equity	(1,240)	13,908

Total liabilities and stockholders’ (deficit) equity	$69,311	$60,845

The accompanying notes are an integral part of the consolidated financial statements.

MONOGRAM BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Product revenue	$39,482	$45,150	$43,468
Contract revenue	2,064	2,808	4,784
License Revenue	1,683	—	—

Total revenue	43,229	47,958	48,252
Operating costs and expenses:
Cost of product revenue	22,926	22,703	20,001
Research and development	19,385	18,981	18,996
Sales and marketing	15,927	14,735	12,588
General and administrative	15,686	15,042	10,200

Total operating costs and expenses	73,924	71,461	61,785

Operating loss	(30,695)	(23,503)	(13,533)
Convertible debt valuation adjustments and interest income, net	4,687	1,250	2,243
Contingent value rights revaluation	218	(16,450)	(26,296)

Net loss before cumulative effect of change in accounting principle	(25,790)	(38,703)	(37,586)
Cumulative effect of change in accounting principle	2,242	—	—

Net loss applicable to common stockholders after cumulative of change in accounting principle applicable to common stockholders	(23,548)	(38,703)	(37,586)
Preferred stock dividend	—	—	(162)

Net loss applicable to common stockholders	$(23,548)	$(38,703)	$(37,748)

Basic and diluted net loss per common share before cumulative effect of change in accounting principle applicable to common stockholders	$(0.19)	$(0.30)	$(0.31)
Cumulative effect per share of change in accounting principle	0.01	—	—

Basic and diluted net loss per common share after cumulative effect of change in accounting principle applicable to common stockholders	$(0.18)	$(0.30)	$(0.30)

Weighted-average shares used in computing basic and diluted loss per common share	132,282	130,447	123,527

The accompanying notes are an integral part of the consolidated financial statements.

MONOGRAM BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Deferred Compensation	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance as of December 31, 2004	116,035	$116	$260,591	$(57)	$(275)	$(187,702)	$72,673
Comprehensive loss:
Net loss	—	—	—	—	—	(37,586)	(37,586)
Changes in unrealized loss on securities available-for-sale	—	—	—	(457)	—	—	(457)

Comprehensive loss							(38,043)
Exercise of warrants	7,740	8	5,756	—	—	—	5,764
Conversion of Series A Preferred Stock to common stock	2,243	2	1,808	—	—	—	1,810
Amortization of deferred compensation, net of forfeitures	—	—	(5)	—	194	—	189
Issuance of common stock	1,483	2	2,309	—	—	—	2,311
Stock-based compensation	—	—	(3,051)	—	—	—	(3,051)
Preferred stock dividends	167	—	118	—	—	—	118

Balance as of December 31, 2005	127,668	128	267,526	(514)	(81)	(225,288)	41,771
Comprehensive loss:
Net loss	—	—	—	—	—	(38,703)	(38,703)
Changes in unrealized loss on securities available-for-sale	—	—	—	390	—	—	390

Comprehensive loss							(38,313)
Exercise of warrants	460	—	—	—	—	—	—
Reclassification of deferred compensation	—	—	(81)	—	81	—	—
Issuance of common stock	2,983	3	4,068	—	—	—	4,071
Stock-based compensation	—	—	6,103	—	—	—	6,103
Convertible promissory note interest payment	196	—	276	—	—	—	276

Balance as of December 31, 2006	131,307	131	$277,892	$(124)	$—	$(263,991)	13,908
Comprehensive loss:
Net loss	—	—	—	—	—	(23,548)	(23,548)
Changes in unrealized loss on securities available-for-sale	—	—	—	93	—	—	93

Comprehensive loss							(23,455)
Exercise of warrants	630	—	687	—	—	—	687
Issuance of common stock	1,607	3	2,233	—	—	—	2,236
Stock-based compensation	—	—	4,635	—	—	—	4,635
Convertible promissory note interest payment	494	—	749	—	—	—	749

Balance as of December 31, 2007	134,038	$134	$286,196	$(31)	$—	$(287,539)	$(1,240)

The accompanying notes are an integral part of the consolidated financial statements.

MONOGRAM BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES:
Net loss	$(23,548)	$(38,703)	$(37,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Contingent value rights revaluation	(218)	17,248	27,407
Contingent value rights payment	—	(14,324)	—
Convertible debt valuation adjustment	(4,207)	—	—
Cumulative effect of change in accounting principle	(2,242)	—	—
Depreciation and amortization	2,906	3,905	3,320
Stock-based compensation expense	4,635	6,102	—
Stock-based compensation expense (adjustment) under APB 25	—	—	(2,862)
401(k) stock matching compensation expense	1,045	487	391
Convertible promissory note interest payment in stock	750	276	—
Provision for doubtful accounts	784	357	826
Loss on disposal of property and equipment	95	—	20
Change in assets and liabilities:
Accounts receivable	(3,035)	1,857	(2,638)
Prepaid expenses	(45)	(127)	(269)
Inventory	(289)	209	(111)
Other assets	(402)	412	(206)
Accounts payable	845	(480)	(1,313)
Accrued compensation	1,066	(13)	574
Accrued liabilities	(957)	(104)	1,381
Accrued restructuring costs	(1,097)	(1,337)	(2,541)
Contingent value rights	(476)	—	—
Deferred revenue, net of deferred costs	5,780	21	(163)
Other long-term liabilities	(6)	36	24

Net cash used in operating activities	(18,616)	(24,178)	(13,746)

INVESTING ACTIVITIES:
Purchases of short-term investments	(36,767)	(15,066)	(34,454)
Maturities and sales of short-term investments	47,900	49,987	49,420
Capital expenditures	(2,461)	(1,781)	(3,241)
Restricted cash	—	50	300
Transaction costs related to merger	—	—	(4,689)
Other assets	(55)	(150)	77

Net cash provided by investing activities	8,617	33,040	7,413

FINANCING ACTIVITIES:
Principal payments on loans payable and capital lease obligations	(20,087)	(1,101)	(865)
Proceeds from loans payable	17,962	6,325	712
Proceeds from 0% convertible promissory note	20,746	—	—
Proceeds from 3% convertible promissory note	—	25,000	—
Proceeds from issuance of common stock	1,877	4,348	8,075
Contingent value right payment	—	(42,787)	—

Net cash provided by (used in) financing activities	20,498	(8,215)	7,922

Net increase in cash and cash equivalents	10,499	647	1,589
Cash and cash equivalents at the beginning of the period	8,263	7,616	6,027

Cash and cash equivalents at the end of the period	$18,762	$8,263	$7,616

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$111	$129	$60
SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Preferred stock converted into common shares	$—	$—	$1,810
Assets acquired under capital leases	$245	$—	$310
Stock dividend to preferred stockholders	$—	$—	$118

The accompanying notes are an integral part of the consolidated financial statements.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

Over the last several years, Monogram Biosciences has built a business based on the personalized medicine approach in HIV drug resistance testing. The Company intends to leverage the experience and infrastructure it has built in the HIV market to the substantially larger market opportunity of cancer utilizing the proprietary VeraTag technology. In the future, we plan to seek opportunities to address an even broader range of serious diseases. Monogram Biosciences was incorporated in the state of Delaware, in November 1995, and commenced commercial operations in 1999.

Principles of Consolidation

In November 2007, the Company established its first wholly-owned subsidiary, Monogram France SAS, in connection with the non-exclusive Collaboration Agreement with Pfizer Inc. The financial statements include the accounts of Monogram Biosciences and its wholly-owned subsidiary. Intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currencies

The Company’s international entity operates in a U.S. dollar functional environment, and therefore, the foreign currency assets and liabilities are remeasured into the U.S. dollar at current exchange rates, except for non-monetary assets and liabilities, which are measured at historical exchange rates. Revenues and expenses are generally remeasured at an average exchange rate in effect during each period. Gains or losses from foreign currency remeasurement are included in other income (expense).

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, other accrued expenses and short-term obligations approximate fair value based on the highly liquid, short-term nature of these instruments. The Company also has long-term instruments consisting of debt

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

Cumulative Effect of Change in Accounting Principle.

The Company elected to early adopt SFAS 159, effective January 1, 2007, to measure the fair value of the Pfizer Note as a hybrid debt instrument in its entirety with adjustments to the fair value reflected as a non-operating expense in the statement of operations. The impact of adopting SFAS 159 resulted in an adjustment for the cumulative effect of change in accounting principle of $2.2 million for the year ended December 31, 2007.

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

The Company has significant customer concentration and the loss of any major customer or the reduced use of its products by a major customer could have a significant negative impact on the Company’s revenue. In 2007, 2006 and 2005, approximately 29%, 21% and 22%, respectively of the Company’s revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. Additionally, in 2007, 2006 and 2005, Pfizer Inc represented approximately 6%, 19% and 19%, Quest Diagnostics Incorporated represented approximately 11% for each year, GlaxoSmithKline represented approximately 2%, 6% and 10%, and Laboratory Corporation of America represented approximately 11%, 6% and 6% of our total revenue, respectively. Gross accounts receivable balances from Medicare and Medicaid represented 32% and 27% of gross accounts receivable balance at December 31, 2007 and 2006, respectively.

The Company purchases various testing materials from single qualified suppliers. Any extended interruption in the supply of these materials could result in the Company’s inability to secure sufficient materials to conduct business and meet customer demand.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

Other intangible assets include acquired developed product technology, costs of patents and patent applications related to products and products in development, which are capitalized and amortized on a straight- line basis over their estimated useful lives. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business or legal factors; an adverse action or assessment by a regulator; unanticipated competition or loss of key personnel.

Revenue Recognition

Product revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payer programs, such as Medicare and Medicaid. Billings for services under third-party payer programs are

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

included in product revenue, net of allowances, for differences between the amounts billed and estimated receipts under such programs. The Company estimates these allowances based on historical payment information and current sales data. If the government and other third-party payers significantly change their reimbursement policies, an adjustment to the allowance may be necessary. Revenue generated from our database of resistance test results is recognized when earned under the terms of the related agreements, generally upon shipment of the requested reports.

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

License revenue consists of up-front license fees when the earnings process is complete and no further obligations exist. If further obligations exist, the up-front license fee is recognized ratably over the obligation period. Royalties received are recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured.

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

Accounts Receivable

The process for estimating the collectibility of receivables involves significant assumptions and judgments. Billings for services under third-party payer programs are recorded as revenue net of allowances for differences between amounts billed and the estimated receipts under such programs. Adjustments to the estimated receipts, based on final settlement with the third-party payers, are recorded upon settlement as an adjustment to net revenue. In addition, the Company reviews and estimates the collectibility of receivables based on the period of time such receivables have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to the allowance for doubtful accounts. Adjustments to the allowance for doubtful accounts estimate are included in general and administrative expenses. The Company writes off accounts against the allowance for doubtful accounts when they are deemed to be uncollectible.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

Advertising Expenses

The Company expenses the costs of advertising, which include promotional expenses, as incurred. Advertising expenses were $6.5 million, $4.7 million and $4.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, and were recorded as sales and marketing expenses. Certain advertising expenses, included in total advertising expenses, are reimbursable under the Pfizer Collaboration Agreement, in place in 2006, which were $3.0 million and $1.2 million, as of December 31, 2007 and 2006, respectively.

Loss Per Common Share

Basic loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented. Diluted loss per common share would give effect to the dilutive impact of potential common shares, which consists of convertible preferred stock (using the as-if converted method), and stock options and warrants (using the treasury stock method). Potentially dilutive securities have been excluded from the diluted loss per common share computations in all years presented as such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss.

The following outstanding convertible promissory notes, on an as if converted basis, and options and warrants, were excluded from the computation of diluted loss per common share as these potentially dilutive securities had an anti-dilutive effect:

	December 31,
	2007	2006	2005
	(In thousands)
3% Convertible promissory note (as if converted basis)	9,243	9,243	—
0% Convertible promissory note (as if converted basis)	11,905	—	—
Outstanding warrants	62	819	2,358
Outstanding stock options	20,320	19,211	18,341

Total	41,530	29,273	20,699

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share Based Payment” (“SFAS 123R”) under provisions of Staff Accounting Bulletin No. 107 (“SAB 107”), using the modified prospective approach and, therefore, has not restated results for prior periods. Under this approach, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award. Pursuant to the provisions of SFAS 123R, the Company records stock-based compensation as a charge to earnings, net of the estimated impact of forfeited awards. As such, the Company recognized stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The Company has no awards with market or performance conditions.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

In November 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. There was no tax benefit realized upon exercise of stock options in 2007 and 2006.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards under the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosure,” which amended Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation.” See Note 8, “Capital Stock” for further discussion of employee stock-based compensation.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are recorded within accumulated other income (loss), including unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments.

Segment Reporting

The Company currently operates in a single business segment as there is only one measurement of profit (loss) for its operations.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R applies prospectively and is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141R on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). FAS 160 changes the accounting and reporting for minority interests, which will be

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. FAS 160 is effective for fiscal years beginning after December 15, 2008. The Company plans to adopt FAS 160 beginning in the first quarter of fiscal year 2009. The Company is evaluating the impact the adoption of FAS 160 will have on its consolidated financial position and results of operations and cash flows.

2. SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value for available-for-sale securities by major security type and class of security are as follows:

	December 31,
	2007			2006
	Amortized Cost	Gross Unrealized Holding Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Loss	Estimated Fair Value
	(In thousands)
Short term investments:
Commercial Paper	$11,858	$(30)	$11,828	$22,991	$(124)	$22,867

Realized gains and realized losses upon the sale of short-term investments have not been significant for any periods presented.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2007	2006
	(In thousands)
Machinery, equipment and furniture	$16,004	$15,500
Equipment under capital lease	375	375
Leasehold improvements	7,679	7,572
Capitalized software	5,186	4,349

	29,244	27,796
Less accumulated depreciation and amortization	(21,579)	(20,333)

Property and equipment, net	$7,665	$7,463

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Amortization of assets under capital leases as of December 31, 2007 was $74,000, $88,000 and $88,000 in 2007, 2006 and 2005, respectively. Accumulated amortization of those leased assets was $174,000 and $146,000 at December 31, 2007 and 2006, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase consideration over the fair values of the identifiable assets acquired and liabilities assumed from the Company’s merger with ACLARA, which closed in December 2004. Goodwill was $9.9 million at December 31, 2007. The Company tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable.

Measurement of fair value is determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the particular investment. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss will be recorded in operating income (loss).

Patents represent costs of patents and patent applications related to products and products in development, which are capitalized and amortized on a straight-line basis over their estimated useful lives. In 2007, patents are considered short-term in nature and included in other current assets. In 2006, patents were considered long-term and are included in other assets.

Other intangible assets are summarized as follows:

	December 31,
	2007			2006
	Cost	Accumulated Amortization	Net of Accumulated Amortization	Cost	Accumulated Amortization	Net of Accumulated Amortization

	(In thousands)
Patents	$2,252	$(1,880)	$372	$2,264	$(1,383)	$881

Amortization expense of other intangible assets was $0.5 million, $1.0 million and $0.2 million in 2007, 2006 and 2005, respectively.

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2007	2006
	(In thousands)
Accrued royalty	$607	$1,411
Accrued professional fees	736	988
Accrued marketing expenses	530	577
Accrued materials and supplies	39	384
Accrued facilities expenses	257	238
Other	1,649	1,122

Total accrued liabilities	$3,818	$4,720

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

6. CONTINGENT VALUE RIGHTS

As part of the merger with ACLARA BioSciences, Inc. (“ACLARA”), the Company issued Contingent Value Rights (“CVR”) to ACLARA stockholders and was obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined at $0.88 per CVR and a cash payment of approximately $57.0 million was made to CVR holders on June 14, 2006. Holders of assumed ACLARA options are entitled to receive a cash payment of $0.88, upon future exercise of those options, for each CVR that would have been issuable to them had the option been exercised prior to the CVR maturity date. At December 31, 2007 and 2006, assumed ACLARA options to purchase 2.3 million and 3.3 million shares, respectively, of the Company’s common stock were outstanding, of which approximately 14,500 shares remain unvested at December 31, 2007. As of December 31, 2006, approximately 3.1 million shares were vested.

The aggregate potential liability related to all these options at December 31, 2007 and 2006, was $2.1 million and $3.0 million, respectively. Of this, $2.1 million and $2.8 million is reflected on the balance sheet in current liabilities at December 31, 2007 and 2006, respectively, with respect to options vested. The remainder will be recognized as the remaining options vest in the future. Upon exercise of these vested options subsequent to December 31, 2007, the Company will receive aggregate exercise proceeds of $4.7 million.

The liability under the CVRs was recorded at the closing of the merger with ACLARA at fair value, estimated using a calculation based on a Black-Scholes valuation of the underlying CVR securities of $0.66 per CVR. Subsequent to the closing of the merger, an active trading market had been established and as a result, this liability was revalued based on the actual closing price of the CVRs on the OTC Bulletin Board at the end of each quarter. In addition, the Company records an additional CVR liability each quarter related to assumed ACLARA stock options as they vest during each quarter. The Company recorded $0.4 million, $0.8 million and $1.1 million for additional CVRs related to the stock options assumed that vested during the year ended December 31, 2007, 2006 and 2005, respectively.

7. COMMITMENTS AND CONTINGENCIES

As of December 31, 2007, the Company held a lease of building and subleases of office space in South San Francisco, California as follows:

•	A lease of an approximately 41,000 square foot laboratory and office space through April 2018;

•	A sublease of approximately 27,000 square feet of office space through May 2011;

•	A sublease of approximately 9,000 square feet of office space through August 2008.

The Company also entered into a lease of an approximately 40,000 square foot facility of laboratory and office space, in South San Francisco, California; which will enable us to consolidate our operations and allow for anticipated growth and expansion. The Company anticipates utilizing this space in May 2008. The lease expires in April 2018.

In August 2006, the Company entered into a loan agreement of $0.8 million to finance its insurance premiums at an interest rate of 7.84% per annum. The loan was paid in full in January 2007, and the amount outstanding at December 31, 2006, was $0.4 million, included in current liabilities.

In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In October 2007, we extended the terms of the subleased

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

office space relating to this lease assignment, which decreases our payment obligation in the event of default by the assignee. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.6 million in 2008; $0.6 million in 2009; $0.7 million in 2010 and $0.3 million in 2011.

As of December 31, 2007 and 2006, the Company had amounts outstanding under equipment financing arrangements, which bear interest at a weighted-average fixed rate of approximately 8.3% and 7.9%, respectively. Payments are due, in monthly installments, through March 2010. The carrying amount of the equipment approximates the corresponding loan balance.

As a result of the merger with ACLARA, at December 31, 2004, the Company assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. On February 7, 2007, the Company entered into a lease termination agreement with the landlord to terminate the lease prior to its scheduled expiry. The termination of the lease was subject to a specified third party executing a new lease with the landlord on terms and conditions satisfactory to the landlord and the landlord subsequently notified the Company that this occurred. The Company has an obligation to pay the landlord specified amounts over the remainder of the former lease term, or through June 2009. As of December 31, 2007, the remaining obligation was $0.9 million, which is included in the table below. See Note 10 “Restructuring” for further analysis of restructuring charges.

As of December 31, 2007, future minimum payments, excluding the lease assignment guarantee described above, are as follows:

	Purchase Obligations	Operating Leases	Loans Payable	0% Convertible Promissory Note	3% Convertible Promissory Note	3% Convertible Promissory Note Interest Payment	Equipment Financing Arrangements
	(In thousands)
Year ending December 31:
2008	$801	$3,102	$4,277	$—	$—	$750	$189
2009	219	3,296	—	—	—	750	93
2010	219	3,464	—	—	25,000	473	9
2011	127	3,567	—	30,000	—	—	—
Thereafter	—	25,392	—	—	—	—	—

Total minimum lease and principal payments	$1,365	$38,821	4,277	30,000	25,000	1,973	291

Amount representing interest			(23)	—	—	—	(29)

Present value of future payments			4,254	30,000	25,000	1,973	262
Current portion of loans and leases			(4,254)	—	—	—	(189)

Long-term portion			$—	$30,000	$25,000	$1,973	$73

Rental expense was approximately $2.5 million, $2.3 million and $2.7 million in 2007, 2006 and 2005, respectively.

In connection with the merger with ACLARA, the Company issued CVRs to ACLARA stockholders. See Note 6 “Contingent Value Rights,” above for further discussion.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Contingencies

In 2002, the Company was informed by Bayer Diagnostics, or Bayer, that it believes the Company requires one or more licenses to patents controlled by Bayer in order to conduct certain of the Company’s current and planned operations and activities. The Company, in turn, believes that Bayer may require one or more licenses to patents controlled by the Company. Although the Company believes it does not need a license from Bayer for its HIV products, the Company has had discussions with Bayer concerning the possibility of entering into a cross-licensing or other arrangement, and believes that if necessary, licenses from Bayer would be available to the Company on commercial terms.

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

On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but allowed the plaintiffs to request that the district court certify a more limited class. On April 23, 2007, plaintiffs requested 30 days to report to the District Court on how they wish to proceed regarding class certification. The District Court indicated that a new class definition was a priority for the issuers’ proposed settlement agreement and scheduled a conference for May 30, 2007, to discuss this, as well as other issues. At this hearing the Court also indicated

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

that the settlement, in its present form, likely could not stand, in light of the Second Circuit’s ruling. The Court continued the discovery stay for thirty days. During the May 30, 2007, conference the plaintiffs orally moved for revised class certification. The plaintiffs stated that they will file their opening brief on the motion to certify the classes in 120 days, and they will file any amended complaints in connection with their motion for revised class certification before June 25, 2007 (this deadline was subsequently extended by the parties until July 31, 2007, with the Court’s approval, on June 27, 2007). At the May 30 conference, the plaintiffs stated that they will seek mixed class and merits discovery in advance of their opening brief on class certification. The plaintiffs have also indicated that they may seek discovery from issuers in cases other than the six focus cases.

On June 25, 2007, the parties submitted a stipulation to terminate the settlement, which was granted by Court Order. On June 26, 2007, plaintiffs served a document request on all issuer defendants. On June 27, 2007, the Court held a conference with counsel for all three groups in the case. The parties agreed that the plaintiffs had until July 31, 2007, to file any Amended Complaints. On July 31, 2007, the plaintiffs requested, and the Court granted, an extension to August 14, 2007, for filing any Amended Complaints. On August 14, 2007, Plaintiffs filed Amended Master Allegation. On September 27, 2007, the Plaintiffs filed a Motion for Class Certification. Per the briefing schedule responses were due December 21, 2007, and reply briefs were filed on February 15, 2008. Defendants filed a Motion to Dismiss on November 9, 2007.

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

In September 2007, the Company also licensed technology from The NSABP Foundation, Inc. (“NSABP”), which provides the Company access to tissue samples from up to 1,600 breast cancer patients treated with Herceptin in the adjuvant setting as participants in the NSABP B 31 study. The Company will pay annual license fees to NSABP and additional royalties if the Company successfully develops and commercializes certain products resulting from the licensed rights.

8. CAPITAL STOCK

Authorized Common Stock

The Company has 200,000,000 authorized shares of common stock as of December 31, 2007.

Warrants

In connection with a loan agreement signed in January 1998, the Company issued the lender warrants to purchase an aggregate of 34,833 shares of common stock at a price of $8.00 per share. The value of the warrants was deemed to be insignificant and, therefore, no value was recorded. The warrants are outstanding as of December 31, 2007, and expired in January 2008.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

In connection with loan agreements signed in 2000, the Company issued the lender warrants to purchase an aggregate of 26,792 shares of the Company’s common stock for $4.24 per share. The warrants expire in February 2010 and were valued at $318,000 using the Black-Scholes option valuation model. There were 26,792 warrants outstanding as of December 31, 2007.

During 2007, the Company issued 0.6 million shares of common stock upon net warrant exercises. As of December 31, 2007, outstanding warrants were exercisable for approximately 0.1 million shares of common stock.

401(k) Plan

The Company’s 401(k) Plan covers substantially all employees. Employees may contribute up to 15% of their eligible compensation, subject to certain Internal Revenue Service restrictions. The Company matches employee contributions in the form of Company common shares. In 2000, the 401(k) Plan was amended to increase the matching percentage to 25% of the employee contribution. The match is effective December 31 of each year and is fully vested when made. The Company recorded 401(k) matching expense of $0.6 million, $0.5 million and $0.4 million in 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, the Company had issued approximately 0.4 million and 0.3 million shares, respectively, under the matching provisions of the 401(k) Plan.

Stock Options

In December 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (“EIP”) with 12.5 million shares reserved for future issuance. In September 2007, stockholders approved an additional $5 million shares under the 2004 EIP, and an additional $8 million shares if a reverse stock split is implemented. In addition, the Company has the 2000 Equity Incentive Plan, which had been previously adopted in 1996 and was amended and renamed in February 2000. In December 2004, the Company assumed the following ACLARA plans upon the merger with ACLARA: (i) the 1995 Stock Plan, (ii) the Amended and Restated 1997 Stock Plan, and (iii) a non-qualified option agreement. The Company will not make any future grants under the assumed ACLARA plans. Together these plans are referred to as (“the “Plans”). The Plans provide for the granting of options to purchase common stock and other stock awards to employees, officers, directors and consultants of the Company. The Company generally grants shares of common stock for issuance under the Plans at no less than the fair value of the stock on the grant date; however, management is permitted to grant non-statutory stock options at a price not lower than 85% of the fair value of common stock on the date of grant. Options granted under the Plans generally vest over four years at a rate of 25% one year from the grant date and ratably monthly thereafter.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

A summary of activity under the Plans is as follows:

	Outstanding Stock Options
	Shares Available	Number of Shares	Weighted Average Price Per Share
Balances at December 31, 2004	12,602,850	12,940,785	$2.44
Options granted	(7,031,750)	7,031,750	2.31
Options exercised	—	(823,807)	1.43
Options forfeited	807,760	(807,760)	2.82

Balances at December 31, 2005	6,378,860	18,340,968	2.42
Options granted	(4,095,990)	4,095,990	1.68
Options exercised	—	(2,444,776)	1.33
Options forfeited	781,122	(781,122)	2.79

Balances at December 31, 2006	3,063,992	19,211,060	2.39
Additional shares authorized	5,000,000	—	—
Options granted	(3,391,050)	3,391,050	1.83
Options exercised	—	(240,162)	1.32
Options forfeited	2,041,804	(2,041,804)	2.53

Balances at December 31, 2007	6,714,746	20,320,144	$2.29

Stock options outstanding at December 31, 2007 and 2006 is summarized as follows:

Number of Shares
As of December 31, 2007
Options outstanding	20,320,144
Options vested and expected to vest	19,913,741
Options exercisable	13,097,616
As of December 31, 2006
Options outstanding	19,211,060
Options vested and expected to vest	18,826,839
Options exercisable	11,014,506

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The following table summarizes information about the stock options outstanding under the Plans at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.24—$ 1.18	71,389	4.11	$0.91	69,689	$0.90
$1.22—$ 1.28	1,410,837	5.25	1.25	1,400,837	1.25
$1.30—$ 1.51	934,736	6.01	1.46	779,719	1.47
$1.52—$ 2.26	7,400,898	6.65	1.77	2,365,183	1.76
$2.28	5,296,266	5.16	2.28	3,648,610	2.28
$2.30—$ 2.40	437,929	5.38	2.37	398,401	2.38
$2.41—$ 2.57	1,111,607	4.87	2.52	945,887	2.53
$2.25—$ 2.98	690,943	4.88	2.72	586,284	2.72
$3.00—$ 3.10	1,064,132	6.19	3.00	1,003,096	3.00
$3.14	731,500	1.86	3.14	731,500	3.14
$3.18—$ 5.40	530,242	3.07	3.84	528,745	3.84
$5.74—$ 8.00	483,565	3.01	6.35	483,565	6.35
$8.56—$22.13	156,100	2.81	12.18	156,100	12.18

	20,320,144			13,097,616

The weighted-average remaining contractual term of the exercisable stock options at December 31, 2007 and 2006, is and 5.5 and 5.4 years, respectively. As of December 31, 2007 and 2006, the aggregate intrinsic value of outstanding stock options was $0.3 million and $1.7 million, and the aggregate intrinsic value of exercisable stock options was $0.3 million and $1.1 million, respectively.

The intrinsic value of options exercised was $0.3 million and $1.3 million in 2007 and 2006, respectively. The Company received $0.4 million and $3.3 million from the exercise of stock options in 2007 and 2006, respectively. The Company issues new shares upon the exercise of stock options. There was no tax benefit realized upon exercise of stock options in 2007 and 2006. The total fair value of stock options vested in 2007 and 2006 was $5.5 million and $6.7 million, respectively.

Employee Stock Purchase Plan

In February 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan (the “Stock Plan”). The Stock Plan permits eligible employees to acquire shares of the Company’s common stock through payroll deductions of up to 15% of their eligible earnings. All full-time employees of the Company, except 5% stockholders, are eligible to participate in the Stock Plan. The purchase price of the shares is the lesser of 85% of the fair value of the shares at the offering date or purchase date, as defined by the Stock Plan. The Stock Plan has an annual automatic share increase provision. The amount of the automatic increase may be reduced to a lesser amount, as determined by the board of directors. During 2007, the Company added 950,000 shares to the Stock Plan under this provision. Of the 3.9 million shares of common stock authorized for issuance under the Stock Plan, 2.7 million shares were issued as of December 31, 2007.

The fair value of employee stock purchases in 2007 and 2006, is based on an offering period starting December 1, 2007 and December 1, 2005, respectively, which was estimated using the Black-Scholes

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

option-pricing model with the following assumptions: risk-free interest rate from 4.5% to 4.7% and 4.3% to 4.4%, respectively; expected term from 0.5 year to 2.0 years for both years; volatility factor from 43% to 54% and 40% to 52%, respectively; and a dividend yield of zero for both years. The expected term of employee stock purchase plans is equal to the offering period.

As of December 31, 2007 and 2006, the unrecognized compensation cost related to employee stock purchases was $0.7 million and $0.2 million, respectively, which is expected to be recognized over the remainder of the two-year offering period that started on December 1, 2007.

Reserved Shares

At December 31, 2007, the Company had authorized and reserved shares of common stock for future issuance as follows:

	Shares Authorized	Shares Reserved
	(In thousands)
3% Convertible promissory note (as if converted basis)	9,243	9,243
0% Convertible promissory note (as if converted basis)	11,905	11,905
Stock options	27,035	22,035
Warrants	62	62
Employee Stock Purchase Plan	1,201	251

	49,446	43,496

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share Based Payment” (“SFAS 123R”) under provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified prospective approach and, therefore, has not restated results for prior periods. Under this approach, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award. As such, the Company recognized stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The Company has no awards with market or performance conditions.

The Company uses the Black-Scholes option-pricing valuation model to estimate the grant date fair value of its stock-based awards in accordance with SFAS 123R. The determination of fair value for stock-based awards on the date of grant using an option-pricing model requires management to make certain assumptions regarding: (i) the expected volatility in the market price of the Company’s common stock over the expected term of the awards; (ii) dividend yield; (iii) risk-free interest rates; and (iv) actual and projected employee exercise behaviors (referred to as the expected term). The expected volatility is based on the historical volatilities of our stock for the expected term in effect on the date of grant with considerations to similar public entities in similar markets. The risk-free interest rate is based on the U.S. Zero Coupon Treasury yield for the expected term in effect on the date of grant. The expected term of options represents the period of time that options granted are expected to be outstanding and is derived from actual historical exercise data with considerations to the contractual and vesting terms. In addition, SFAS 123R requires the Company to estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized in the period of the revision.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The weighted-average estimated fair value of options granted during 2007 and 2006, was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Employee Stock Options
	2007	2006
Weighted-average fair value	$1.84	$1.20
Risk-free interest rate	4.55%	4.6% - 4.9%
Expected term (in years)	6.3	5.8 - 6.1
Volatility	76.7%	76% - 88%

In both 2007 and 2006, respectively, forfeitures were estimated to be approximately 2% over the expected term, based on historical experience. If actual forfeiture rates are materially different from estimates or factors change and we employ different assumptions, future stock-based compensation expense could be significantly different from what the Company has recorded in the current period. Management periodically reviews actual forfeiture experience and revises estimates, as necessary.

Stock-based compensation expenses related to stock options and employee stock purchases recognized under SFAS 123R, excluding CVR expenses related to vested options, were as follows:

	Year ended December 31,
	2007	2006
	(In thousands)
Cost of product revenue	$487	$597
Research & development	1,168	1,640
Sales & marketing	1,110	1,421
General & administrative	1,815	2,380

	$4,580	$6,038

As of December 31, 2007 and 2006, the unrecognized compensation cost related to the unvested stock options amounted to $7.1 million and $7.6 million, respectively, which are expected to be recognized over the weighted-average remaining requisite service period of 2.13 years and 1.22 years, respectively.

Pro Forma Information under SFAS 123 for Periods Prior to fiscal 2006

Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards under the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosure,” which amended Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation.” Under the intrinsic method, no stock-based compensation expense had been recognized in the consolidated statements of operations because the exercise price of the stock options granted equaled the fair market value of the underlying stock on the date of grant. Pro forma net loss and pro forma net loss per share disclosed in the footnotes to the financial statements were estimated using the Black-Scholes option-pricing model.

The fair value of options granted prior to 2006 had been estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate from 3.7% to 4.4%; weighted-average expected term of stock options from grant date of 6.1 years; volatility factor of 88%; and a dividend yield of zero. The weighted-average grant date fair value of stock options granted to employees in 2005 was $1.73. The total fair value of stock options vested in 2005 was $5.6 million.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The fair value of employee stock purchases, in 2005, was based on an offering period starting December 1, 2004, which had been estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate from 2.4% to 3.0%; expected term from 0.5 year to 2.0 years; volatility factor from 50% to 78%; and a dividend yield of zero.

The following table provides the Company’s pro forma information as if the fair value method had been applied to the stock-based compensation calculation:

Year Ended December 31,
2005
(In thousands, except per share data)

Net loss:
As reported	$(37,586)
Adjustments:
Stock-based compensation expense (adjustment) included in reported net loss	(2,914)
Stock-based compensation expense for employee awards determined under SFAS 123	(3,661)

Pro forma net loss	(44,161)

Preferred stock dividend	(162)

Pro forma loss applicable to common stockholders	$(44,323)

Loss per common share:
As reported	$(0.31)

Pro forma	$(0.36)

9. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of adopting FIN 48. The Company is subject to taxation in the United States and various state jurisdictions. The tax years from 1995 through 2007, are subject to examination by the Internal Revenue Service due to the net operating losses generated in those years. The Company is currently not under any federal or state audits.

Interest and penalties are zero and the Company’s policy is to expense interest and penalties, if any, to income tax expense as incurred. Since the Company has a full valuation on all the deferred tax assets and does not expect to be profitable at least through December 2009, FIN 48 is not expected to have a material impact on

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

the Company’s effective tax rate in the next twelve months. Additionally, the Company does not expect any material changes in unrecognized tax benefits in the next twelve months. The Company has zero unrecognized tax benefits as of December 1, 2007, and as of December 31, 2007.

At December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $252.5 million and $140.6 million, respectively. Additionally, the Company had federal and state research and development credits of approximately $2.6 million and $2.5 million, respectively. The federal net operating loss carryforwards and research and development credit will expire at various dates between the years 2010 and 2027, if not utilized. The state of California net operating loss carryforwards will expire at various dates between the years 2012 and 2017, if not utilized. The California research and development credits can be carried forward indefinitely.

Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company completed a section 382 study in 2007, and concluded that an ownership change occurred in 2004, resulting in a reduction of its net operation loss and credits carryforwards which is reflected in the table below.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

	December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$57,700	$47,500
Research and other credits	4,300	4,200
Capitalized research and development	2,300	2,500
Other	3,300	3,800
Deferred tax assets as a result of merger with ACLARA:
Acquired net operating loss carryforwards	36,300	54,500
Acquired research and other credits	—	5,800
Capitalized research and development	1,600	1,900
Other	1,400	1,800

Total deferred tax assets	106,900	122,000
Valuation allowance	(106,900)	(122,000)

Net deferred taxes	$—	$—

Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $15.1 million in 2007, and increased by $5.0 million and $3.9 million in 2006 and 2005, respectively.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

A reconciliation of the statutory tax rates and the effective tax rates for the periods ended:

	December 31,
	2007	2006	2005
Tax at federal statutory rate	(34.00)%	(34.00)%	(34.00)%
State, net of federal benefit	(5.83)	(5.83)	(5.83)
Research & development credits	(3.65)	(2.47)	(2.76)
Valuation allowance	39.57	13.09	10.37
Stock-based compensation	5.15	6.09	(3.36)
CVR revaluation	(1.04)	17.75	29.05
Others	(0.20)	5.22	6.53

Provision for taxes	—%	—%	—%

10. RESTRUCTURING

In connection with the Company’s merger with ACLARA, the Company has taken actions to integrate and restructure the former ACLARA operations. The Company relocated the ACLARA personnel and operations from the facility in Mountain View, California to its South San Francisco, California facilities in the second quarter of 2005. A restructuring accrual was established for the costs of vacating and subleasing the Mountain View facility including an estimate of the excess of our lease costs over our anticipated sublease income and for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. The accrual established at the closing of the merger related to the Mountain View facility was $3.0 million. In addition, a restructuring accrual of $1.1 million was established for the anticipated severance costs for ACLARA employees whose employment was terminated as a result of the merger. The accrual was fully paid as of December 31, 2005. Additional restructuring accruals, due to delays in vacating and subleasing the Mountain View facility, were recorded in the amounts of $1.6 million and $0.3 million, as of December 2006 and 2005, respectively. In February 2007, the Company executed a termination agreement with respect to the lease in exchange for a reduced but fixed payment commitment over the remainder of the previous lease term, or through June 30, 2009.

The following table sets forth an analysis of the components of the restructuring charges:

Abandonment of Facilities
(In thousands)
Balance at December 31, 2005	$3,333
Amounts paid in cash	(1,656)
Change in estimate for restructuring costs related to Mountain View facility	319

Balance at December 31, 2006	1,996
Amounts paid in cash	(1,097)

Balance at December 31, 2007	$899

Current portion	$610

Non-current portion	$289

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Other Severance Costs

On September 28, 2005, the Company entered into a separation and release agreement with a former executive and recorded a severance charge of $0.4 million in the consolidated statement of operations for the year ended December 31, 2005, all of which had been paid as of December 31, 2006.

11. COLLABORATION AND NOTE PURCHASE AGREEMENT

On May 5, 2006, the Company entered into a Collaboration Agreement with Pfizer regarding the Company’s Trofile Co-Receptor Tropism Assay (the “Collaboration Agreement”). The Collaboration Agreement has an initial term that expires on December 31, 2009, and is renewable by Pfizer for five successive one-year terms.

Under the agreement, the Company and Pfizer collaborate to make the Company’s Trofile Co-Receptor Tropism Assay available globally. The Company is responsible for making the assay available in the U.S. and performing the assay in accordance with agreed upon performance standards. The Company is also obligated to undertake certain efforts to plan for, establish and maintain an infrastructure to support the commercial availability of the assay outside the U.S., in countries designated by Pfizer, and it will be obligated to perform the assay with respect to patient blood samples originating outside of the U.S. in accordance with agreed upon performance standards. Pfizer is responsible for sales, marketing and regulatory matters related to the assay outside of the U.S. Pfizer will reimburse the Company for costs incurred in establishing and maintaining the necessary logistics infrastructure to make the assay available outside of the U.S., and Pfizer will pay the Company for each assay that the Company performs with respect to patient blood samples originating outside of the U.S.

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

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

On May 5, 2006, the Company also entered into a Note Purchase Agreement with Pfizer, which was amended in January 2007, as described in “0% Convertible Senior Unsecured Notes” Note below, pursuant to which it sold to Pfizer a 3% Senior Secured Convertible Note in the principal amount of $25 million (the “Pfizer Note”). The closing of the sale and issuance of the Pfizer Note occurred on May 19, 2006. The Pfizer Note will mature four years from its date of issuance. The Company will pay interest quarterly, in arrears, on March 31, June 30, September 30 and December 31 of each year, commencing on June 30, 2006. Subject to certain limitations, the Company will be entitled to make such interest payments using shares of its common stock instead of cash.

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

Under the terms of the Pfizer Note, the Company is prohibited from incurring certain types of indebtedness, from permitting certain liens on its assets, from entering into transactions with affiliates and from entering into certain capital transactions such as dividend payments, stock repurchases, capital distributions or other similar transactions. It is also subject to certain other covenants as set forth in the Pfizer Note, including limitations on its ability to enter into new lines of business after issuance of the Pfizer Note. An event of default under the Pfizer Note will occur if the Company: is delinquent in making payments of principal or interest; fails, following notice, to cure a breach of a covenant under the Pfizer Note, the related security agreement or the Note Purchase Agreement; a representation or warranty under the Pfizer Note, the related security agreement or the Note Purchase Agreement is materially inaccurate; an acceleration event occurs under certain types of its other secured indebtedness outstanding from time to time; certain bankruptcy proceedings are commenced or orders granted or

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

an event of default occurs or is continuing under the 0% Notes issued in January 2007. If an event of default occurs, the indebtedness under the Pfizer Note could be accelerated, such that it becomes immediately due and payable. The Company is in compliance with all covenants under the Pfizer Note as of December 31, 2007.

As a result of the issuance of the 0% Notes, the Company is required to value and account for certain derivative instruments that are embedded in the Pfizer Note with adjustments to the fair value reflected in the statement of operations in accordance with SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) and SFAS 157, “Fair Value Measurements” (“SFAS 157”). The Company elected to early adopt SFAS 159 to measure the Pfizer Note as a hybrid debt instrument in its entirety using the framework established by SFAS 157, for measuring fair value. At the initial adoption of SFAS 159, the Company recorded a favorable cumulative effect of a change in accounting principle adjustment to beginning accumulated deficit for the Pfizer Note of $2.2 million, resulting in a fair value of $22.8 million at January 1, 2007. The Company used a binomial lattice model as the valuation technique to determine fair value using management assessments and inputs, which utilize inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. For the year ended December 31, 2007, this valuation led to a $2.0 million decrease to the net carrying value of the Pfizer Note and the adjustment is reflected as a non-operating credit in the statement of operations. As of December 31, 2007 and 2006, the carrying value of the Pfizer Note was $20.8 million and $25.0 million, respectively. The unpaid principal balance of the Note was $25.0 million for both years ended December 31, 2007 and 2006, respectively.

12. CREDIT AND SECURITY AGREEMENT

In December 2007, the Company amended its Credit and Security Agreement with Merrill Lynch Capital (subsequently acquired by General Electric), or “GE” entered into on September 29, 2006. The Credit and Security Agreement (the “Credit Agreement”) provides the Company with a revolving credit line, with borrowings against eligible accounts receivable up to a maximum of $10 million. GE has been granted a security interest over certain of the Company’s assets, including its accounts receivable, intellectual property used or held for use in connection with its oncology testing business and inventory. The Credit Agreement expires in March 2010. As of December 31, 2007, approximately $4.3 million was outstanding under the revolving credit line, recorded as a loan payable in the financial statements

Amounts borrowed under the Credit Agreement bear interest at a rate per annum equal to a published LIBOR rate plus 4.75%. As of December 31, 2007, the 1-month LIBOR rate was 4.85%. Amounts borrowed under the revolving credit line are repaid as the Company receives payment on its outstanding accounts receivable. The Credit Agreement also provides for the payment by the Company of an unused line fee, a collateral fee, a commitment fee and, in certain circumstances, a deferred commitment fee.

Under the terms of the Credit Agreement, the Company is prohibited from incurring certain types of indebtedness and certain liens on its assets. It is also subject to certain other affirmative and negative covenants as set forth in the Credit Agreement. An event of default under the indebtedness to GE will occur if, among other things, the Company: is delinquent in making payments of principal, interest or fees on the revolving credit line; fails, following notice, to cure a breach of a covenant under the Credit Agreement; a representation or warranty under the Credit Agreement is materially inaccurate; certain liquidation or bankruptcy proceedings are commenced or certain orders are granted against the Company; the security interests granted by the Company in favor or GE fail, in certain circumstances, to constitute valid security interests; or an acceleration event occurs under certain types of the Company’s other secured indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to GE under the Credit Agreement could be accelerated, such that it becomes

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

immediately due and payable. The Company is in compliance with all covenants under the Credit Agreement as of December 31, 2007.

13. 0% CONVERTIBLE SENIOR UNSECURED NOTES

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

The 0% Notes do not bear interest and will be convertible, at the option of the holder of such 0% Notes, into shares of the Company’s common stock at an initial conversion price of $2.52 per share, which is equivalent to an initial conversion rate of approximately 396.8254 shares per $1,000 principal amount of 0% Notes. The conversion price will adjust automatically upon certain changes to the Company’s capitalization.

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

The 0% Notes are subordinated to all of the Company’s present senior debt, including the $25 million 3% Senior Secured Convertible Note, due May 19, 2010, issued to Pfizer Inc (“Pfizer”) in May 2006 (“the Pfizer Note”), as amended as described below, and the Company’s line of credit with GE.

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

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

In accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, the Company elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the consolidated statement of operations. Accordingly, the change in the net carrying amount to the fair value recognized includes unamortized debt issuance costs. The Company used a binomial lattice model as the valuation technique to determine fair value using management assessment and inputs which utilize inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Inputs derived from quoted prices include the Company’s stock price, the average yield of B-bonds and the prices of Treasury instruments. Input from management assessment includes the probability of certain events occurring during the term of the debt. For the year ended December 31, 2007, this valuation led to a $2.2 million favorable adjustment, respectively, to the convertible debt to adjust the carrying value of the 0% Notes, net of debt issuance costs to fair value. This adjustment is reflected as a non-operating credit in the consolidated statement of operations. As of December 31, 2007, the fair value and unpaid principal balance of the 0% Notes was $18.5 million and $23.8 million, respectively.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
2007
Product Revenue	$9,099	$8,907	$8,745	$12,731
Contract Revenue	318	485	463	798
License Revenue	—	300	1,186	197

Total Revenue	9,417	9,692	10,394	13,726
Gross profit	3,712	4,365	4,620	7,606
Contingent value rights revaluation	—	—	218	—
Convertible debt valuation adjustments	(4,055)	4,463	4,244	(447)
Cumulative effect of change in accounting principle	2,242	—	—	—
Net loss	(11,558)	(3,872)	(3,080)	(5,037)
Basic and diluted income (loss) per common share	$(0.09)	$(0.03)	$(0.02)	$(0.04)
2006
Product Revenue	$12,246	$12,757	$10,415	$9,732
Contract Revenue	1,003	620	687	498

Total Revenue	13,249	13,377	11,102	10,230
Gross profit	7,568	7,713	5,140	4,834
Contingent value rights revaluation	14	(16,464)	—	—
Net loss	(3,353)	(21,764)	(6,604)	(6,982)
Basic and diluted income (loss) per common share	$(0.03)	$(0.17)	$(0.05)	$(0.05)

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under Item 8.

Item 9B. Other Information

On March 6, 2008, Thomas R. Baruch resigned as a member of our board of directors, effective March 11, 2008. Mr. Baruch’s resignation is not the result of any disagreement with us on any matter relating to our operations, policies or practices. Mr. Baruch is a general partner at CMEA Ventures, a venture capital partnership, and is resigning to allocate time to companies in his firm’s investment portfolio.

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

The other information required by this item is incorporated by reference to the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2008 annual meeting.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information under the caption “Executive Compensation” to be contained in our 2008 proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” to be contained in our 2008 proxy statement.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the information under the caption “Certain Transactions” to be contained in our 2008 proxy statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information under the captions “Independent Auditors’ Fees” and “Pre-Approval Policies and Procedures” to be contained in our 2008 proxy statement.

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

(a)(2) Financial Statement Schedule—The following schedule is filed as part of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005.

All other schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto included in Item 8 (“Financial Statements and Supplementary Data”).

(a)(3) Index to Exhibits—See (c) below.

(c) Exhibits

Exhibit Footnote	Exhibit Number
(12)	2.1	Agreement and Plan of Merger and Reorganization, dated as of May 28, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(13)	2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of October 18, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(9)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(9)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(16)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(26)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(9)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(9)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(9)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(9)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(9)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(38)	3.5	Amended and Restated Bylaws.

	4.1	Reference is made to Exhibits 3.1 through 3.5.

Exhibit Footnote		Exhibit Number
(26)		4.2	Specimen Stock Certificate.

(16)		4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

(34)		4.4	Form of Indenture by and between Monogram Biosciences, Inc. and U.S. Bank National Association, as trustee.

(1)		10.1	Office Lease by and between ViroLogic and Oyster Point Tech Center LLC dated as of May 25, 1999.

(1)		10.2	Office Lease by and between ViroLogic and Trammell Crow Northern California Development, Inc. dated as of November 23, 1999.

(1)		10.3	Loan and Security Agreement by and between ViroLogic and MMC/ GATX Partnership No. 1 dated as of January 30, 1998.

(37)	†	10.4	Amended and Restated Employment Agreement by and between Monogram Biosciences, Inc. and William D. Young dated September 20, 2007.

	†	10.5	2000 Employee Stock Purchase Plan and related offering documents.

(1)		10.6	Equipment Financing Agreement dated March 28, 2000 with Pentech Financial Services, Inc.

(2)	†	10.7	ViroLogic, Inc. 2000 Equity Incentive Plan, as amended.

(37)	†	10.8	Form of Executive Severance Benefits Agreement.

(3)		10.9	Master Lease Agreement dated September 14, 2000 by and between ViroLogic, Inc. and General Electric Capital Corporation.

(4)		10.10	Equipment Financing Agreement by and between ViroLogic and De Lage Landen Financial Services, Inc. dated as of January 29, 2001.

(5)		10.11	Equipment Schedule No. 4 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(5)		10.12	Sublease by and between ViroLogic, Inc. and Raven Biotechnologies, Inc.

(1)	†	10.13	Form of Indemnity Agreement between the Company and its directors and officers.

(1)	†	10.14	Form of Stock Option Agreement under the 2000 Equity Incentive Plan for options granted prior to May 1, 2000.

(1)	†	10.15	Form of Stock Option Agreement Pursuant to the 2000 Equity Incentive Plan for options granted after May 1, 2000.

(10)		10.16	Equipment Schedule No. 5 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(6)		10.17	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.

(7)		10.18	Sublease, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.

(11)		10.19	First Amendment to Sublease, dated as of August 21, 2003, by and between diaDexus, Inc and ViroLogic, Inc.

(14)		10.20	Lease Termination Agreement, dated as of March 22, 2004, by and between Britannia Pointe Grand Limited Partnership and ViroLogic, Inc.

Exhibit Footnote		Exhibit Number
(15)		10.21	Second Amendment to Sublease, dated as of October 1, 2004, between diaDexus, Inc and ViroLogic, Inc.

(37)	†	10.22	Monogram Biosciences, Inc. 2004 Equity Incentive Plan.

(13)		10.23	Registration Rights Agreement, dated as of October 18, 2004, by and among ViroLogic, Inc. and certain entities affiliated with Tang Capital Partners, L.P. and Perry Corp.

(17)	†	10.24	Form of Option Agreement under the ViroLogic, Inc. 2004 Equity Incentive Plan.

(20)		10.25	Lease Agreement, dated March 1, 1999, between ACLARA BioSciences, Inc. and The Pear Avenue Group.

(21)	†	10.26	Form of Change of Control Agreement between ACLARA BioSciences, Inc. and Alfred Merriweather.

(22)	†	10.27	Employment Letter Agreement, dated April 11, 2003, between ACLARA BioSciences, Inc and Michael J. Dunn.

(22)	†	10.28	Severance Agreement, dated April 11, 2003, between ACLARA BioSciences, Inc. and Michael J. Dunn.

(20)	†	10.29	ACLARA BioSciences, Inc. Amended and Restated 1997 Stock Plan.

(23)	†	10.30	ACLARA BioSciences, Inc. NQ03 Stock Plan Non-Statutory Stock Option Agreement.

(24)	†	10.31	Form of Amendment to Stock Option Agreement between ACLARA BioSciences, Inc. and each of Alfred Merriweather and Michael Dunn.

(27)	†	10.32	ViroLogic, Inc. 2005 Bonus Plan Description.

(27)	†	10.33	ViroLogic, Inc. Non-Employee Director Cash Compensation Arrangements.

(28)	*	10.34	Referral Testing Agreement, between Monogram Biosciences, Inc. and Quest Diagnostics Incorporated, dated October 1, 2005.

(34)		10.35	Form of First Amendment to Note Purchase Agreement and Senior Note by and between Pfizer Inc., and Monogram Biosciences, Inc.

(30)		10.36	Note Purchase Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(34)		10.37	Form of Amended and Restated Monogram Biosciences, Inc. 3.0% Senior Secured Convertible Note Due May 19, 2010, issued to Pfizer, Inc.

(30)		10.38	Note Security Agreement, dated May 5, 2006, by and between Monogram Biosciences, Inc. and Pfizer, Inc.

(31)		10.39	Collaboration Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(31)	*	10.40	Collaboration Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(32)		10.41	Credit and Security Agreement, dated September 29, 2006, by and between Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. and Monogram Biosciences, Inc.

(33)	†	10.42	Monogram Non-Qualified Deferred Compensation Plan, effective January 1, 2007.

(34)		10.43	Securities Purchase Agreement, dated January 11, 2007, by and between Monogram Biosciences, Inc., and a qualified institutional buyer party thereto.

Exhibit Footnote		Exhibit Number

(34)		10.44	Registration Rights Agreement, dated January 11, 2007, by and between Monogram Biosciences, Inc. and a qualified institutional buyer party thereto.

(34)		10.45	Form of Subordination Agreement among Monogram Biosciences, Inc. and U.S. Bank National Association, as trustee.

(36)†		10.46	Summary of 2007 Bonus Plan

(36)		10.47	Summary of 2007 Non-Employee Director Compensation

		10.48	Master Lease Agreement dated October 5, 2007 by and between Monogram Biosciences, Inc. and Oyster Point Tech Center LLC.

		10.49	First Amendment to Lease, dated as of October 5, 2007, by and between Oyster Point Tech Center, LLC and Monogram Biosciences, Inc.

		10.50	First Amendment to Lease, dated as of December 21, 2007, by and between Oyster Point Tech Center, LLC and Monogram Biosciences, Inc.

		10.51	Second Amendment to Lease, dated as of December 21, 2007, by and between Oyster Point Tech Center, LLC and Monogram Biosciences, Inc.

		10.52	Fourth Amendment to Sublease, dated as of October 12, 2007, by and between DiaDexus, Inc. and Monogram Biosciences, Inc.

		10.53	Consent to Fourth Sublease Amendment, dated as of October 12, 2007, by and between Are-Technology Center SSF, LLC, DiaDexus, Inc. and Monogram Biosciences, Inc.

	*	10.54	Second Amendment to Credit and Security Agreement, dated as of December 19, 2007, by and between Monogram Biosciences, Inc. and Merrill Lynch Capital.

		21.1	List of Subsidiaries

		23.1	Consent of Independent Registered Public Accounting Firm.

		24.1	Power of Attorney is contained on the signature page.

		31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

		31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

		32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

†	Indicates management or compensatory plan or arrangement.
(*)	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.
(1)	Filed as an exhibit to our Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.
(2)	Filed as an exhibit to our Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on November 25, 2002 and incorporated herein by reference.
(9)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003 and incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on June 1, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2004 and incorporated herein by reference.
(14)	Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on November 4, 2004 and incorporated herein by reference.
(16)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2004 and incorporated herein by reference.
(18)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-121437) filed on December 20, 2004 and incorporated herein by reference.
(19)	Filed as an exhibit to our Registration Statement on Form S-4 (No. 333-120211) and incorporated herein by reference.
(20)	Filed as an exhibit to ACLARA BioSciences, Inc. Registration Statement on Form S-1 (No. 333-95107) or amendments thereto and incorporated herein by reference.
(21)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(22)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
(23)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(24)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004 and incorporated herein by reference.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.
(27)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005 and incorporated herein by reference.
(28)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
(29)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.
(30)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-135096) filed on June 16, 2006 and incorporated herein by reference.

(31)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.
(32)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.
(33)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
(34)	Filed as an exhibit to our Current Report on Form 8-K filed on January 12, 2007 and incorporated herein by reference.
(35)	Filed as an exhibit to our Current Report on Form 8-K filed on February 8, 2007 and incorporated herein by reference.
(36)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.
(37)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.
(38)	Filed as an exhibit to our Current Report on Form 8-K on December 10, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Monogram Biosciences, Inc.

By:	/S/ WILLIAM D. YOUNG
William D. Young Chief Executive Officer

Date: March 11, 2008

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

Signatures	Title	Date

/s/ WILLIAM D. YOUNG William D. Young	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2008

/s/ ALFRED G. MERRIWEATHER Alfred G. Merriweather	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2008

/s/ THOMAS R. BARUCH Thomas R. Baruch	Director	March 11, 2008

/s/ EDMON JENNINGS Edmon Jennings	Director	March 11, 2008

/s/ WILLIAM JENKINS, M.D. William Jenkins, M.D.	Director	March 11, 2008

/s/ CRISTINA H. KEPNER Cristina H. Kepner	Director	March 11, 2008

/s/ DAVID H. PERSING M.D., PH.D. David H. Persing, M.D., Ph.D.	Director	March 11, 2008

/s/ JOHN D. MENDLEIN, PH.D., J.D. John D. Mendlein, Ph.D., J.D.	Director	March 11, 2008

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

Classification	Balance at Beginning of Period	Additions Charged to Operating Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2007	$965	$784	$(628)	$1,121
Year ended December 31, 2006	$1,044	$357	$(436)	$965
Year ended December 31, 2005	$595	$826	$(377)	$1,044

S-1

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number
(12)	2.1	Agreement and Plan of Merger and Reorganization, dated as of May 28, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(13)	2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of October 18, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(9)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(9)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(16)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(26)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(9)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(9)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(9)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(9)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(9)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(38)	3.5	Amended and Restated Bylaws.

	4.1	Reference is made to Exhibits 3.1 through 3.5.

(26)	4.2	Specimen Stock Certificate.

(16)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

(34)	4.4	Form of Indenture by and between Monogram Biosciences, Inc. and U.S. Bank National Association, as trustree.

(1)	10.1	Office Lease by and between ViroLogic and Oyster Point Tech Center LLC dated as of May 25, 1999.

(1)	10.2	Office Lease by and between ViroLogic and Trammell Crow Northern California Development, Inc. dated as of November 23, 1999.

(1)	10.3	Loan and Security Agreement by and between ViroLogic and MMC/ GATX Partnership No. 1 dated as of January 30, 1998.

(37)†	10.4	Amended and Restated Employment Agreement by and between Monogram Biosciences, Inc. and William D. Young dated September 20, 2007.

†	10.5	2000 Employee Stock Purchase Plan and related offering documents.

(1)	10.6	Equipment Financing Agreement dated March 28, 2000 with Pentech Financial Services, Inc.

Exhibit Footnote		Exhibit Number

(2	)†	10.7	ViroLogic, Inc. 2000 Equity Incentive Plan, as amended.

(37	)†	10.8	Form of Executive Severance Benefits Agreement.

(3)		10.9	Master Lease Agreement dated September 14, 2000 by and between ViroLogic, Inc. and General Electric Capital Corporation.

(4)		10.10	Equipment Financing Agreement by and between ViroLogic and De Lage Landen Financial Services, Inc. dated as of January 29, 2001.

(5)		10.11	Equipment Schedule No. 4 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(5)		10.12	Sublease by and between ViroLogic, Inc. and Raven Biotechnologies, Inc.

(1	)†	10.13	Form of Indemnity Agreement between the Company and its directors and officers.

(1	)†	10.14	Form of Stock Option Agreement under the 2000 Equity Incentive Plan for options granted prior to May 1, 2000.

(1	)†	10.15	Form of Stock Option Agreement Pursuant to the 2000 Equity Incentive Plan for options granted after May 1, 2000.

(10)		10.16	Equipment Schedule No. 5 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(6)		10.17	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.

(7)		10.18	Sublease, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.

(11)		10.19	First Amendment to Sublease, dated as of August 21, 2003, by and between diaDexus, Inc and ViroLogic, Inc.

(14)		10.20	Lease Termination Agreement, dated as of March 22, 2004, by and between Britannia Pointe Grand Limited Partnership and ViroLogic, Inc.

(15)		10.21	Second Amendment to Sublease, dated as of October 1, 2004, between diaDexus, Inc and ViroLogic, Inc.

(37	)†	10.22	Monogram Biosciences, Inc. 2004 Equity Incentive Plan.

(13)		10.23	Registration Rights Agreement, dated as of October 18, 2004, by and among ViroLogic, Inc. and certain entities affiliated with Tang Capital Partners, L.P. and Perry Corp.

(17	)†	10.24	Form of Option Agreement under the ViroLogic, Inc. 2004 Equity Incentive Plan.

(20)		10.25	Lease Agreement, dated March 1, 1999, between ACLARA BioSciences, Inc. and The Pear Avenue Group.

(21	)†	10.26	Form of Change of Control Agreement between ACLARA BioSciences, Inc. and Alfred Merriweather.

(22	)†	10.27	Employment Letter Agreement, dated April 11, 2003, between ACLARA BioSciences, Inc and Michael J. Dunn.

(22	)†	10.28	Severance Agreement, dated April 11, 2003, between ACLARA BioSciences, Inc. and Michael J. Dunn.

(20	)†	10.29	ACLARA BioSciences, Inc. Amended and Restated 1997 Stock Plan.

(23	)†	10.30	ACLARA BioSciences, Inc. NQ03 Stock Plan Non-Statutory Stock Option Agreement.

Exhibit Footnote	Exhibit Number

(24)†	10.31	Form of Amendment to Stock Option Agreement between ACLARA BioSciences, Inc. and each of Alfred Merriweather and Michael Dunn.

(27)†	10.32	ViroLogic, Inc. 2005 Bonus Plan Description.

(27)†	10.33	ViroLogic, Inc. Non-Employee Director Cash Compensation Arrangements.

(28)*	10.34	Referral Testing Agreement, between Monogram Biosciences, Inc. and Quest Diagnostics Incorporated, dated October 1, 2005.

(34)	10.35	Form of First Amendment to Note Purchase Agreement and Senior Note by and between Pfizer Inc., and Monogram Biosciences, Inc.

(30)	10.36	Note Purchase Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(34)	10.37	Form of Amended and Restated Monogram Biosciences, Inc. 3.0% Senior Secured Convertible Note Due May 19, 2010, issued to Pfizer, Inc.

(30)	10.38	Note Security Agreement, dated May 5, 2006, by and between Monogram Biosciences, Inc. and Pfizer, Inc.

(31)	10.39	Collaboration Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(31)*	10.40	Collaboration Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(32)	10.41	Credit and Security Agreement, dated September 29, 2006, by and between Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. and Monogram Biosciences, Inc.

(33)†	10.42	Monogram Non-Qualified Deferred Compensation Plan, effective January 1, 2007.

(34)	10.43	Securities Purchase Agreement, dated January 11, 2007, by and between Monogram Biosciences, Inc., and a qualified institutional buyer party thereto.

(34)	10.44	Registration Rights Agreement, dated January 11, 2007, by and between Monogram Biosciences, Inc. and a qualified institutional buyer party thereto.

(34)	10.45	Form of Subordination Agreement among Monogram Biosciences, Inc. and U.S. Bank National Association, as trustee.

(36)†	10.46	Summary of 2007 Bonus Plan

(36)	10.47	Summary of 2007 Non-Employee Director Compensation

	10.48	Master Lease Agreement dated October 5, 2007 by and between Monogram Biosciences, Inc. and Oyster Point Tech Center LLC.

	10.49	First Amendment to Lease, dated as of October 5, 2007, by and between Oyster Point Tech Center, LLC and Monogram Biosciences, Inc.

	10.50	First Amendment to Lease, dated as of December 21, 2007, by and between Oyster Point Tech Center, LLC and Monogram Biosciences, Inc.

	10.51	Second Amendment to Lease, dated as of December 21, 2007, by and between Oyster Point Tech Center, LLC and Monogram Biosciences, Inc.

	10.52	Fourth Amendment to Sublease, dated as of October 12, 2007, by and between DiaDexus, Inc. and Monogram Biosciences, Inc.

Exhibit Footnote	Exhibit Number

	10.53	Consent to Fourth Sublease Amendment, dated as of October 12, 2007, by and between Are-Technology Center SSF, LLC, DiaDexus, Inc. and Monogram Biosciences, Inc.

*	10.54	Second Amendment to Credit and Security Agreement, dated as of December 19, 2007, by and between Monogram Biosciences, Inc. and Merrill Lynch Capital.

	21.1	List of Subsidiaries

	23.1	Consent of Independent Registered Public Accounting Firm.

	24.1	Power of Attorney is contained on the signature page.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

†	Indicates management or compensatory plan or arrangement.
(*)	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.
(1)	Filed as an exhibit to our Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.
(2)	Filed as an exhibit to our Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed on November 25, 2002 and incorporated herein by reference.
(9)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.
(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003 and incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on June 1, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2004 and incorporated herein by reference.
(14)	Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on November 4, 2004 and incorporated herein by reference.

(16)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(17)	Filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2004 and incorporated herein by reference.
(18)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-121437) filed on December 20, 2004 and incorporated herein by reference.
(19)	Filed as an exhibit to our Registration Statement on Form S-4 (No. 333-120211) and incorporated herein by reference.
(20)	Filed as an exhibit to ACLARA BioSciences, Inc. Registration Statement on Form S-1 (No. 333-95107) or amendments thereto and incorporated herein by reference.
(21)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(22)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.
(23)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(24)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004 and incorporated herein by reference.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.
(27)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005 and incorporated herein by reference.
(28)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
(29)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.
(30)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-135096) filed on June 16, 2006 and incorporated herein by reference.
(31)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.
(32)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.
(33)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
(34)	Filed as an exhibit to our Current Report on Form 8-K filed on January 12, 2007 and incorporated herein by reference.
(35)	Filed as an exhibit to our Current Report on Form 8-K filed on February 8, 2007 and incorporated herein by reference.
(36)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.
(37)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.
(38)	Filed as an exhibit to our Current Report on Form 8-K on December 10, 2007 and incorporated herein by reference.