Form 10-K/A
period 2007-12-31
Monogram Biosciences, Inc.
filed 2008-04-29
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT No. 1

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes  ☐    No  ☒

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

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on March 12, 2008 (the “Report”), and is being filed solely to replace Part III, Item 10 through Item 14. The reference on the cover of the Report to the incorporation by reference of the Registrant’s Definitive Proxy Statement into Part III of the Report is hereby amended to delete that reference. Except as otherwise stated herein, no other information contained in the Report has been updated by this Amendment No. 1.

MONOGRAM BIOSCIENCES, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information about our directors and executive officers as of March 31, 2008:

Name	Age	Position
William D. Young	63	Chairman of the Board, Chief Executive Officer and Director
William Jenkins, M.D.	60	Director
Edmon R. Jennings	60	Director
Cristina H. Kepner	61	Director
John D. Mendlein, J.D., Ph.D.	48	Director
David H. Persing, M.D., Ph.D.	52	Director
Michael P. Bates, M.D.	50	Vice President, Clinical Research
Michael J. Dunn	52	Chief Business Officer
Kathy L. Hibbs	44	Senior Vice President, General Counsel
Alfred G. Merriweather	54	Senior Vice President, Finance and Chief Financial Officer
Gordon Parry, Ph.D.	57	Vice President, Research and Development, Oncology
Christos J. Petropoulos, Ph.D.	54	Vice President, Research and Development, Virology and Chief Scientific Officer
William J. Welch	46	Senior Vice President and Chief Commercial Officer
Jeannette Whitcomb, Ph.D.	47	Vice President, Operations
Patricia Wray	51	Vice President, Human Resources

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

William Jenkins, M.D. has served as a director since September 2000. Dr. Jenkins is the principal in his consulting firm William Jenkins Pharma Consulting and has been a consultant and advisor to pharmaceutical companies and investment and venture capital firms in the health sector since 1999. From 1992 to 1999, he served as Head of Clinical Development and Regulatory Affairs for Ciba-Geigy, and later for post-merger Novartis Pharma AG. Prior to that, Dr. Jenkins was head of worldwide clinical research at Glaxo and a Deputy Head in the U.K. Drug Regulatory Agency. Dr. Jenkins is a member of the Board of Directors of BTG plc and Eurand Pharmaceutical Holdings B.V. Dr. Jenkins received his M.D. from Cambridge University and has a specialist accreditation in internal medicine and gastroenterology.

Edmon R. Jennings has served as a director since May 2001. From July 2003 to December 2006, Mr. Jennings served as President and CEO of Angiogenix, Inc., a biopharmaceutical company. From February 2000 to June 2003, Mr. Jennings was Chief Commercialization Officer at Pain Therapeutics, Inc., a medical research and development company. From 1985 to 2000, Mr. Jennings held senior management positions at Genentech, Inc., including Vice President of Corporate Development, Vice President of Sales and Marketing and Vice President of Sales. Prior to Genentech, for twelve years Mr. Jennings held positions with Bristol-Myers Oncology and Bristol Laboratories, both of which were divisions of Bristol-Myers (now Bristol-Myers Squibb), a pharmaceutical company. Mr. Jennings serves as a director of TRF Pharma, Inc. Mr. Jennings received his B.A. in liberal arts from the University of Michigan at Ann Arbor.

Cristina H. Kepner has served as a director since May 1996. She is an Advisor at Invemed Associates LLC, an investment banking firm from which she retired in December 2000. From 1978 to December 2000, Ms. Kepner was a director, Executive Vice President and Corporate Finance Director at Invemed. Ms. Kepner serves on the board of directors of Quipp, Inc. and Cepheid. She is Chairman of the Board of Quipp, Inc. She received her B.A. from Pace University.

John D. Mendlein, J.D., Ph.D. has served as a director since December 2004. Dr. Mendlein was a member of ACLARA’s board of directors from April 2003 to December 2004. Dr. Mendlein was Chairman and Chief Executive Officer of Adnexus Therapeutics Inc., a biotechnology company, from 2005 until its acquisition by Bristol-Myers Squibb in January 2008. Dr. Mendlein was Chairman and Chief Executive Officer of Adnexus Therapeutics Inc., a biotechnology company, from 2005 to January 2008. Prior to joining Compound Therapeutics, Dr. Mendlein served as Chairman and Chief Executive Officer of Affinium Pharmaceuticals, Inc., from 2000 until 2005. Prior to joining Affinium, Dr. Mendlein served as Chief Knowledge Officer, General Counsel and Senior Vice President, Intellectual Property of Aurora Biosciences Corporation, from 1996 until 2000. Dr. Mendlein holds a Ph.D. in physiology and biophysics from the University of California, Los Angeles and a J.D. degree from the University of California, Hastings College of Law.

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

Gordon Parry, PhD, joined Monogram in 2007 as Senior Director of Research and Development, Oncology and in February 2008 became Vice President of Research and Development, Oncology. Prior to joining Monogram, Dr. Parry worked for twelve years at Berlex Biosciences where he was the Department Head of their Cancer Research Department. Previously, he held a variety of research positions in academia, including ten years at the University of California’s Lawrence Berkeley Laboratory. He is currently an Advisory Council Member for the California Breast Cancer Research Program. Dr. Parry received his PhD in biochemistry at the University of London.

Christos J. Petropoulos, Ph.D. joined Monogram as our Director of Research and Development in August 1996, became Senior Director of Research and Development in September 1997, was named our Vice President, Research and Development in November

1999, was named our Vice President, Research and Development, Virology in December 2004, was named Vice President of Research and Development in October 2005 and in August 2007, was named Vice President of Research and Development, Virology. Since December 2004, Dr. Petropoulos has served as our Chief Scientific Officer. From 1992 to 1996, Dr. Petropoulos was a scientist at Genentech where he headed the Molecular Virology Laboratory and the Research Virology and Molecular Detection Laboratories from 1994 to 1996. Dr. Petropoulos received his Ph.D. in molecular and cell biology from Brown University.

William J. Welch has served as our Senior Vice President and Chief Commercial Officer since September 2005. From 1998 to 1999 and from 2001 to August 2005, Mr. Welch was with LaJolla Pharmaceutical, Inc., most recently as Vice President, Sales & Marketing. From 1999 to 2001, Mr. Welch was Vice President of Global Marketing for Dade Behring MicroScan where he managed marketing and strategic development for a $150 million business. From 1993 to 1998, Mr. Welch held a number of management positions with Abbott Laboratories, including General Manager of the Ambulatory Infusion Systems Division. Mr. Welch holds a B.S. from the University of California at Berkeley and an MBA from Harvard University.

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

Patricia Wray is the Vice President, Human Resources. She has overseen Monogram’s Human Resources function in a number of capacities since 1998, beginning as our Senior Director of Human Resources prior to being named our Vice President of Human Resources in November 1999. In February of 2003 Ms. Wray’s role was converted to a consultant to the Company. In September of 2004 she returned as the Senior Director until again being named our Vice President of Human Resources in September 2006. Prior to joining Monogram, Ms. Wray held a number of positions at Genentech including Director of Employee Relations and Training from 1989 to 1997. From 1981 to 1989, Ms. Wray worked as Employee Relations Manager at Hewlett Packard in both the Networking and Analytical Instrument Divisions. She received her Masters degree from Michigan State University, and a B.S. in horticulture from University of Delaware.

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

To our knowledge, based solely on a review of copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with; except that one report, covering one transaction, was filed late by each of Ms. Kepner, Mr. Baruch, Mr. Jenkins, Mr. Jennings, Dr. Mendlein and Dr. Persing.

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

We have implemented specific compensation elements to address these objectives. These have included base salary, equity participation, benefits and a cash bonus plan. Some of these are short term in nature and others are more relevant as longer term incentives and rewards. Our goal is to have a blend of compensation elements that in the aggregate meets the objectives described above.

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

Fair and Reasonable – We strive to make our compensation programs fair in two ways. First, we aim for fairness internally in relation to other executives and to other employees throughout the organization. Second, we seek fairness externally in relation to comparable positions in other companies. We also set compensation levels that are reasonable in terms of our overall financial and competitive condition as a company and that reflect the experience, skills and level of responsibility of the executive. We utilize data from the Radford Global Life Sciences Survey for companies nationwide with 150-499 employees to aid in benchmarking our cash compensation levels to outside market conditions. We did not, for 2007, benchmark against a list of specifically identified peer companies, nor do we know which specific companies’ data comprises the Radford Global Life Sciences Survey results.

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

The chief executive officer and the vice president of human resources attend compensation committee meetings, except those meetings or portions of those meetings where their respective compensation is being discussed by the committee. The chief executive officer, with the assistance of the vice president of human resources, presents performance assessments of other executive officers to the compensation committee and proposes ranges of compensation benefits for each officer based upon each respective assessment. Neither the company nor the compensation committee engaged any third party consultants regarding 2007 executive compensation.

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

Equity Grant Practices – All options granted to executive officers must be approved by either the compensation committee or the board of directors. At the time of hire, options are granted effective on the employment start date for the executive. Generally, we assess all of our executive officers on an annual basis for potential additional stock option grants. These annual awards are approved by the compensation committee or by the board of directors. In 2006, 2007 and 2008, these awards were granted at the first regularly scheduled board meeting of the calendar year, on April 7, 2006, March 29, 2007, and March 13, 2008, respectively. These options vest in accordance with our normal vesting schedule which is 25% after twelve months and then in equal monthly increments over the remaining three years of a four year vesting term.

Elements Used to Achieve Compensation Objectives

Base Salary – In determining base salaries for our executive officers, we benchmarked each of our executive positions using the data from the Radford Global Life Sciences Survey for companies nationwide with 150-499 employees. We used the 50th percentile as a general benchmark for salary levels. However, many factors affected the determination of the salary level for individual executives, including performance, experience, skill, responsibilities and competitive market factors. In general, we seek to provide a fair, reasonable and competitive level of base salary.

Cash Bonus – While we believe that the provision of short-term cash incentives is important to aligning the interests of executive officers and stockholders, and to the rewarding of performance, we also take into account the overall financial situation of the company. For 2007, we implemented a cash bonus plan that provided for the payment of cash bonuses based on the compensation committee’s assessment of our performance against specified pre-determined corporate goals for the year including revenue, operational and product development goals, as well as an assessment of individual performance for each executive. Payment of bonuses based on these assessments was contingent on a minimum level of revenue being attained. The chief executive officer was eligible for a total target bonus of up to 40% of base salary. The other executive officers were each eligible for a total target bonus of up to 30% of base salary. In determining these target bonus percentages we benchmarked our executives using the Radford Global Life Sciences Survey for companies nationwide with 150-499 employees, with the 50thh percentile as a general target for potential bonus levels. Because the specified minimum level of revenue was not attained, no cash bonuses were paid to our Named Executive Officers for 2007.

Equity Incentive – We utilized stock options as the primary method of equity participation for our executive officers. In the future we may consider using other forms of equity participation such as restricted stock grants. Equity incentive awards are determined separately and independently from cash-based awards. We determined option grants by reference to our own capitalization structure and to internally generated benchmarks that we have established to determine appropriate levels of stock option grants for our employees. These options vest in accordance with our normal vesting schedule which is 25% after twelve months and then in equal monthly increments over the remaining three years of a four year vesting term.

Benefits – We provide a competitive range of health and other benefit programs to our executive officers. These are provided on the same basis to executive officers and all employees. These include health and dental insurance, life and disability insurance, and a 401(k) plan under which certain matching contributions are made in company stock.

In addition to these benefit programs, we have implemented a non qualified deferred compensation plan. Those eligible for this plan include members of the board of directors, the executive officers and certain other senior employees. Under this plan, individuals enrolled in the plan can, by election in advance, defer a portion of their total compensation on a pretax basis. None of our named executive officers have participated in this plan. There are no special perquisites or benefit programs made available exclusively to any of the executive officers, either individually or as a group.

Relocation – When necessary and appropriate, upon the hire of new executives, we may pay additional amounts in reimbursement of relocation costs and/or as additional compensation to assist with the high cost of housing in the San Francisco Bay Area.

Severance – Under provisions of our chief executive officer’s employment agreement, in the event of a termination of employment for reasons other than cause, he is entitled to receive severance benefits, as described below under “Employment, Severance and Change of Control Agreements.” We entered into this agreement with Mr. Young to attract and retain his services. None of our other executive officers have agreements providing for any severance payments, except in the context of a change in control, as described below.

Change in Control – In the event of an actual or constructive termination of employment, other than for cause, within three months before or twenty-four months after a change of control of the company, our named executive officers will receive severance benefits, as described below under “Employment, Severance and Change of Control Agreements.” We enter into these agreements to help attract and retain key executive talent for the company.

Compensation of the Named Executive Officers in 2007

William D. Young, Chairman and Chief Executive Officer – Mr. Young’s base salary was set at $475,000 for 2007, an increase of 4% over his salary for 2006. This increase reflected the compensation committee’s assessment of his performance in leading the company and based on his experience, skills and leadership abilities. No cash bonus was paid to Mr. Young for 2007. At the time of our annual review of stock option grants, on March 29, 2007, Mr. Young was granted an option to purchase 300,000 shares of common stock at an exercise price of $1.88 per share. This option grant was considered appropriate by the compensation committee, taking into account Mr. Young’s performance, role, responsibilities and anticipated contributions to the company. This option vests in accordance with our normal vesting schedule which is 25% after twelve months and then in equal monthly increments over the remaining three years of a four year vesting term.

Alfred G. Merriweather, Senior Vice President and Chief Financial Officer; William Welch, Senior Vice President and Chief Commercial Officer; Christos Petropoulos, Vice President R&D Virology and Chief Scientific Officer; Michael Bates, Vice President Clinical Research– Base salary for the other named executive officers were set for 2007 at the following levels, and represented the stated percentage increase over their salaries for 2006: Mr. Merriweather—$275,600 (6%); Mr. Welch—$297,150 (5%); and Dr. Petropoulos—$281,200 (3%). Dr. Bates’ base salary for 2007 was initially set at $286,200, representing an 8% increase over his salary for 2006, and then in September 2007 Dr. Bates’ base salary was further increased to $307,000. These salaries are set at market levels and also reflect the compensation committee’s concurrence with Mr. Young’s assessment of their performance in leading their functions, in execution of pre-established goals for their functions and in contributing to the company’s overall progress. Mr. Merriweather’s increase in salary was reflected in his promotion to senior vice president. Dr. Bate’s salary increases in 2007 were higher than other executives in order to bring Dr. Bates’ salary to a competitive market level for professionals with his qualifications.

No cash bonuses were paid to any of our Named Executive Officers for 2007. At the time of our annual review of stock option grants, on March 29, 2007, the named executives were granted options to purchase the following number of shares of common stock at an exercise price of $1.88 per share: Mr. Merriweather—100,000; Mr. Welch—100,000; Dr. Petropoulos—100,000; and Dr. Bates—100,000. These option grants were considered appropriate by the compensation committee, taking into account the executives’ performance, roles, responsibilities and anticipated contributions to the company. These options vest in accordance with our normal vesting schedule which is 25% after twelve months and then in equal monthly increments over the remaining three years of a four year vesting term.

In addition, in accordance with our agreement with Mr. Welch at the time of his recruitment to be our Chief Commercial Officer in 2005 and his relocation to the San Francisco Bay Area, we paid him mortgage assistance payments in 2007 of $40,000.

SUMMARY COMPENSATION TABLE

The following table shows for the fiscal years ended December 31, 2006 and December 31, 2007, compensation awarded to or paid to, or earned by, the Company’s Chief Executive Officer, Chief Financial Officer and its three other most highly compensated executive officers at December 31, 2006 and December 31, 2007, respectively (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE FOR FISCAL 2007

Name and Principal Position	Year	Salary ($)	Option Awards (a) ($)	All Other Compensation ($)		Total ($)
William D. Young	2006	$454,519	$1,123,228	$4,914	(b)	$1,582,661
Chairman of the Board and Chief Executive Officer	2007	$475,000	$731,487	$5,125	(c)	$1,211,612
Alfred G. Merriweather	2006	$259,615	$210,719	$4,901	(d)	$475,235
Senior VP , Finance and Chief Financial Officer	2007	$275,600	$161,946	$5,397	(e)	$442,943
Christos J. Petropoulos, PhD	2006	$272,846	$383,458	$250	(f)	$656,554
VP, Research and Development	2007	$280,885	$258,836	$254	(f)	$539,975
William J. Welch	2006	$282,846	$271,134	$70,214	(g)	$624,194
Sr. VP and Chief Commercial Officer	2007	$297,150	$215,495	$43,875	(h)	$556,520
Michael P. Bates, MD	2007	$291,800	$181,497	$4,129	(i)	$477,426
VP, Clinical Research

Note:

(a)	Represents the compensation expense related to all outstanding options that we recognized for the year ended December 31, 2006 and the year ended December 31, 2007 under Statement of Financial Accounting Standards No. 123R (SFAS123R), adjusted to exclude estimates of forfeitures. This expense is determined by computing the fair value of each option on the grant date in accordance with SFAS 123R and recognizing that amount as expense ratably over the option vesting term and accordingly includes the portion of options granted in previous years, that vested in 2006 or 2007, as applicable. The assumptions used to calculate the value of option awards are set forth under Note 8 of the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for fiscal 2007 filed with the SEC on March 12, 2008.

(b)	Consists of $4,914 of matching payments under our 401(k) plan in the form of shares of our common stock.

(c)	Consists of $5,125 of matching payments under our 401(k) plan in the form of shares of our common stock.

(d)	Consists of $4,648 of matching payments under our 401(k) plan in the form of shares of our common stock and $253 of reimbursement of health club fees in accordance with a benefit program available to all employees.

(e)	Consists of $5,125 of matching payments under our 401(k) plan in the form of shares of our common stock and $272 of reimbursement of health club fees in accordance with a benefit program available to all employees.

(f)	Consists of reimbursement of health club fees in accordance with a benefit program available to all employees.

(g)	Consists of $3,664 of matching payments under our 401(k) plan in the form of shares of our common stock, $6,550 in moving costs and $60,000 in mortgage assistance payments, both related to Mr. Welch’s relocation in the San Francisco Bay Area.

(h)	Consists of $3,875 of matching payments under our 401(k) plan in the form of shares of our common stock and $40,000 in mortgage assistance payments, both related to Mr. Welch’s relocation in the San Francisco Bay Area.

(i)	Consists of $3,875 of matching payments under our 401(k) plan in the form of shares of our common stock and $254 of reimbursement of health club fees in accordance with a benefit program available to all employees.

GRANTS OF PLAN-BASED AWARDS

The following table shows for the fiscal year ended December 31, 2007, certain information regarding grants of plan-based awards to the Named Executive Officers:

GRANT OF PLAN-BASED AWARDS IN FISCAL 2007

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
William D. Young	3/29/2007	300,000	$1.88	$400,230
Alfred G. Merriweather	3/29/2007	100,000	$1.88	$133,410
Christos J. Petropoulos, PhD	3/29/2007	100,000	$1.88	$133,410
William J. Welch	3/29/2007	100,000	$1.88	$133,410
Michael Bates	3/29/2007	100,000	$1.88	$133,410

(1)	These options vest in accordance with our normal vesting schedule which is 25% after twelve months and then in equal monthly increments over the remaining three years of a four year vesting term.

We determined option grants by reference to our own capitalization structure and to internally generated benchmarks that we have established to determine appropriate levels of stock option grants for our employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR – END.

The following table shows for the fiscal year ended December 31, 2007, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2007

Name	Option Awards
	Number of Securities Underlying	Number of Securities Underlying Unexercised	Option Exercise Price ($)		Option Expiration Date
William D. Young	300,000	—	$1.51		6/19/2013
	125,000	175,000	$1.62		4/6/2014
	—	300,000	$1.88		3/28/2015
	1,134,375	515,625	$2.28		3/1/2013
	222,500	—	$2.57		2/20/2012
	281,250	18,750	$3.00		3/16/2014
	150,000	—	$3.14		11/1/2009
	250,000	—	$3.14		11/11/2009
	250,000	—	$3.14		11/10/2009
	65,000	—	$3.22		7/15/2011
	12,500	—	$5.40		11/9/2008
	150,000	—	$6.00		1/31/2011
Alfred G. Merriweather	41,666	58,334	$1.62		4/6/2014
	—	100,000	$1.88		3/28/2015
	171,875	78,125	$2.28		3/1/2013
	122,188	5,313	$1.88	(1)	2/6/2014
	212,500	—	$1.38	(1)	5/5/2013
	127,500	—	$1.24	(1)	1/6/2013
	170,000	—	$2.71	(1)	12/19/2011
Christos J. Petropoulos	50,000	—	$1.51		6/19/2013
	41,666	58,334	$1.62		4/6/2014
	—	100,000	$1.88		3/28/2015
	412,500	187,500	$2.28		3/1/2013
	56,250	—	$2.57		2/20/2012
	70,312	4,688	$3.00		3/16/2014
	15,000	—	$3.22		7/15/2011
	20,000	—	$3.70		2/7/2010
	4,331	—	$3.70		2/8/2010
	5,775	—	$5.40		3/30/2009
	35,000	—	$6.00		1/31/2011
William J. Welch	72,916	102,084	$1.62		4/6/2014
	—	100,000	$1.88		3/28/2015
	175,000	125,000	$2.44		8/30/2013
Michael Bates	15,000	—	$1.27		3/18/2013
	20,000	—	$1.51		6/19/2013
	52,083	72,917	$1.62		4/6/2014
	—	100,000	$1.88		3/28/2015
	206,250	93,750	$2.28		3/1/2013
	10,000	—	$2.57		2/20/2012
	46,875	3,125	$3.00		3/16/2014
	7,000	—	$3.22		7/15/2011
	35,000	—	$8.00		1/16/2011

(1)	Upon exercise of these assumed ACLARA BioSciences, Inc. (“ACLARA”) stock options, Mr. Merriweather will be entitled to receive a payment of $0.88 per share as payment in lieu of receiving contingent value rights, or CVRs, issued to holders of ACLARA common stock in connection with the Company’s merger with ACLARA in December 2004.

OPTION EXERCISES AND STOCK VESTED

The following table presents information concerning the aggregate number of shares for which options were exercised during fiscal 2007 for each of the named executive officers.

Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise (1)
Christos J. Petropoulos	7,500	$9,000
William D. Young	—	—
Alfred G. Merriweather	—	—
William Welch	—	—
Michael Bates	—	—

(1)	Represents the difference between the aggregate market price of the common stock acquired on the date of exercise and the aggregate exercise price.

EMPLOYMENT, SEVERANCE AND CHANGE OF CONTROL AGREEMENTS

William D. Young

We have an amended and restated agreement with William D. Young governing his employment as our Chief Executive Officer. This agreement provides for a base salary initially of $475,000 per year, plus a yearly incentive bonus as part of our bonus program based on objectives established by the Board of Directors after consultation with Mr. Young.

Our agreement with Mr. Young specifies that Mr. Young’s employment is at-will. If we terminate his employment for any reason other than for cause, including in the context of a change of control, however, or if his employment is terminated as a result of death or permanent disability, we have also agreed to continue to pay him his base salary, at the level in effect at the time of termination, for an additional 12 months. If Mr. Young elects to continue his health insurance under the Consolidated Omnibus Budget Reconciliation Act, or COBRA, following the termination of his employment, then we will pay Mr. Young’s monthly premium under COBRA until the earliest of (i) twelve months or (ii) the expiration of Mr. Young’s continuation coverage under COBRA. If Mr. Young is constructively terminated within three months prior to or twenty-four months after a change in control then he will receive a one time cash severance payment equal to twelve months of his base salary plus an amount equal to the bonus that he received for the prior year.

Executive Severance Agreements and Stock Option Acceleration Provisions

We have entered into executive severance benefits agreements with each of our executive officers other than William Young which were amended as of September 20, 2007. These executive severance benefits agreements provide that if the executive is terminated without cause or constructively terminated within three months prior to or twenty-four months after a change in control then the executive will receive a one time cash severance payment equal to twelve months of the executive’s base salary plus an amount equal to the bonus that the executive received for the prior year. If the executive elects to continue his health insurance under COBRA following the termination of his employment, then the Company shall pay the executive’s monthly premium under COBRA until the earliest of (i) twelve months or (ii) the expiration of the executive’s continuation coverage under COBRA.

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

POTENTIAL PAYOUTS UPON TERMINATION OR CHANGE IN CONTROL

The table below shows the potential payments and benefits to which each Named Executive Officer would be entitled under the executive severance benefits agreements and stock option acceleration provisions described above and, in the case of Mr. Young, his employment agreement. The amounts shown in the table assume that termination was effective as of December 31, 2007 and that all eligibility requirements under the executive severance benefits agreements or applicable employment agreement were met.

		Termination without Cause or Constructively Terminated
Name	Benefits	Within the Context of Change in Control	Outside the Context of Change in Control
William D. Young	Cash severance	$475,000	$475,000
	Cash bonus	—	—
	Medical benefits	13,650	13,650
	Stock option vesting acceleration (1)	4,931	4,931
	Total	$493,581	$493,581
Alfred G. Merriweather	Cash severance	$275,600	—
	Cash bonus	—	—
	Medical benefits	19,732	—
	Stock option vesting acceleration (1)	1,588	—
	Total	$296,920	—
Christos J. Petropoulos, PhD	Cash severance	$281,200	—
	Cash bonus	—	—
	Medical benefits	6,630	—
	Stock option vesting acceleration (1)	1,653	—
	Total	$289,483	—
William J. Welch	Cash severance	$297,150	—
	Cash bonus	—	—
	Medical benefits	19,732	—
	Stock option vesting acceleration (1)	2,236	—
	Total	$319,118	—
Michael P. Bates, MD	Cash severance	$307,000	—
	Cash bonus	—	—
	Medical benefits	19,732	—
	Stock option vesting acceleration	1,810	—
	Total	$328,542	—

(1)	Represents the value of the portion of the stock option that is assumed to be accelerated, calculated using a Black-Scholes option valuation method.

DIRECTOR COMPENSATION

The following table shows for the fiscal year ended December 31, 2007 certain information with respect to the compensation of all non-employee directors of the Company:

DIRECTOR COMPENSATION FOR FISCAL 2007

Name	Fees Earned or Paid in Cash (a) ($)	Option Awards (b) ($)	Total ($)
Thomas Baruch (c)	$24,500	$26,459	$50,959
William Jenkins	$44,500	$26,459	$70,959
Edmon Jennings	$33,000	$26,459	$59,459
Cristina Kepner	$45,500	$26,459	$71,959
John Mendlein	$28,500	$26,459	$54,959
David H. Persing	$31,000	$26,459	$57,459

Note:

(a)	Represents retainer, committee and meeting fees.

(b)	Amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown are the compensation costs recognized by Monogram in fiscal 2007 for option awards as determined pursuant to Statement of Financial Accounting Standards No. 123 (R), or FAS 123(R), adjusted to exclude estimates of forfeitures. The assumptions used to calculate the value of option awards are set forth under Note 8 of the Notes to the Financial Statements included in Monogram’s Annual Report on Form 10-K for fiscal 2007 filed with the SEC on March 12, 2008.

(c)	On March 6, 2008, Mr. Baruch resigned as a member of our board of directors, effective March 11, 2008.

Each of our non-employee directors received an annual retainer of $20,000 in 2007, paid in equal quarterly installments. In addition, in 2007 each non-employee director received a fee of $2,000 for each Board of Directors meeting attended in person ($3,000 for directors resident outside of the U.S.), a fee of $500 for each Board of Directors meeting attended by phone and a fee of $500 for each committee meeting attended by committee members. In addition, the chair of the Audit Committee will receive an annual retainer of $10,000 and the chair of the Compensation Committee will receive an annual retainer of $5,000. In the fiscal year ended December 31, 2007, the total cash compensation paid to non-employee directors was $207,000. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with our policy.

All of our directors are eligible to participate in our 2004 Equity Incentive Plan, or the 2004 Plan. Option grants to non-employee directors are discretionary. However, the Board of Directors has adopted a policy pursuant to which it makes initial grants of stock options to new non-employee directors at their time of election to the Board of Directors, and, on an annual basis, grants stock options to its continuing non-employee directors. During the fiscal year ended December 31, 2007, we granted each of our six continuing non-employee directors options to purchase 20,000 shares of common stock. These options vest monthly over a one-year period; provided that the vesting may accelerate and all shares subject to the options may become immediately exercisable in the event of a change in control of us.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2007, the following non-employee directors served as members of the Compensation Committee: William Jenkins (Chair), Cristina H. Kepner, John D. Mendlein, and David H. Persing. During that fiscal year, none of our executive officers served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained in this Amendment No. 1 to Annual Report on Form 10-K/A. Based on this review and discussion, the Compensation Committee has recommended to the Board of directors that the CD&A be included in this Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007.

William Jenkins (Chair) Cristina H. Kepner, John D. Mendlein David H. Persing

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our common stock as of April 1, 2008 by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

Beneficial ownership is determined according to the rules of the Securities and Exchange Commission, and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, and includes options, warrants and convertible securities that are currently exercisable or convertible within 60 days of April 1, 2008. Some of the information with respect to beneficial ownership has been furnished to us by each director, officer or 5% or more stockholder, as the case may be. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on the information each of them has given us, have sole investment and voting power with respect to their shares, except where community property laws may apply.

This table lists applicable percentage ownership based on 134,193,374 shares of common stock outstanding as of April 1, 2008. Options and warrants to purchase shares of the common stock and securities convertible into shares of common stock that are exercisable or convertible within 60 days of April 1, 2008 are deemed to be beneficially owned by the persons holding these securities for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage. Shares underlying options, warrants and convertible securities that are deemed beneficially owned are listed in this table separately in the column labeled “Shares Subject to Options, Warrants and Convertible Securities.” These shares are included in the number of shares listed in the column labeled “Total Number.”

	Shares Beneficially Owned (1)
Name of Beneficial Owner	Total Number	Shares Subject to Options, Warrants and Convertible Securities	Percent of Class Beneficially Owned
5% Stockholders
Federated Investors, Inc. (2)	23,488,900	—	17.50%
Kenneth F. Siebel (3)	11,714,000	—	8.73%
Pfizer, Inc. (4)	12,274,296	9,242,828	8.56%
Highbridge International LLC (5)	11,904,761	11,904,761	8.15%
Gilder, Gagnon, Howe & Co. LLC	7,068,718	—	5.27%
Directors and Executive Officers
William D. Young (6)	3,524,785	3,250,000	2.56%
Alfred G. Merriweather (7)	943,195	916,665	*
Christos J. Petropoulos, Ph.D. (8)	887,972	817,603	*
Michael Bates (9)	504,674	468,768	*
William J. Welch (10)	330,468	320,311	*
Cristina H. Kepner	209,183	148,333	*
David H. Persing, M.D., Ph.D.	158,333	148,333	*
William Jenkins, M.D.	148,333	148,333	*
Edmon R. Jennings	139,433	138,333	*
John D. Mendlein, J.D., Ph.D.	195,933	195,933	*
All directors and executive officers as a group (15 persons)	9,529,059	8,801,886	6.67%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated, the address of each person in this table is c/o Monogram, Inc., 345 Oyster Point Boulevard, South San Francisco, California 94080.

(2)	The business address for Federated Investors, Inc. is Federated Investor Tower, Pittsburgh, PA 15222-3779. This information is based solely on a Schedule 13G/A filed with the SEC on December 31, 2007.

(3)

The shares include shares beneficially owned directly and indirectly by Mr. Siebel, including shares of the Company’s common stock beneficially owned by Private Wealth Partners LLC, a California limited liability company and a registered investment adviser (“IA”). Mr. Siebel controls IA by virtue of Mr. Siebel’s position as a majority managing member of IA. IA acts as an investment advisor to PWP Partnership Fund, LLC and manages discretionary client accounts that include shares of the Company’s common stock. The business address for Kenneth F. Siebel is 80 E. Sir Francis Drake Blvd., 4 th Fl., Larkspur, CA 94939. This information is based solely on a Schedule 13G filed with the SEC on December 7, 2007.

(4)	The total number of shares beneficially owned represents 9,242,828 shares of common stock that are initially issuable upon conversion of the Amended and Restated 3.0% Senior Secured Convertible Note due May 19, 2010, issued by the Company to Pfizer, Inc. on May 5, 2006 and amended and restated in January of 2007, at $2.7048 per share, 845,017 shares of common stock issued in connection with quarterly interest payments on the Note, and 2,608,695 shares of common stock owned by Pfizer Overseas Pharmaceuticals, a wholly-owned subsidiary of Pfizer, Inc. The information regarding the Pfizer Overseas Pharmaceuticals shares is based solely on a Schedule 13D/A filed with the SEC on February 11, 2005. The business address for Pfizer Inc. and Pfizer Overseas Pharmaceuticals is 235 East 42nd Street, New York, New York 10017.

(5)	These shares are issuable upon conversion of a 0% Senior Unsecured Note issued by the Company to Highbridge International, LLC on January 12, 2007. Pursuant to the terms of an Indenture, dated January 12, 2007, up to 1,347,000 additional shares may be issued upon conversion of the 0% Senior Unsecured Note upon certain change of control events.

(6)	Total number of shares beneficially owned includes 12,975 shares that are held in trust by the Company’s 401(k) plan as part of matching contributions in the form of common stock.

(7)	Total number of shares beneficially owned includes 7,602 shares that are held in trust by the Company’s 401(k) plan as part of matching contributions in the form of common stock.

(8)	Total number of shares beneficially owned includes 6,464 shares that are held in trust by the Company’s 401(k) plan as part of matching contributions in the form of common stock.

(9)	Total number of shares beneficially owned includes 11,105 shares that are held in trust by the Company’s 401(k) plan as part of matching contributions in the form of common stock.

(10)	Total number of shares beneficially owned includes 4,788 shares that are held in trust by the Company’s 401(k) plan as part of matching contributions in the form of common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2007 regarding our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	19,820,144	(1)	$2.27	6,714,746
Equity compensation plans not approved by security holders	500,000	(2)	$3.14	—
Total	20,320,144		$2.29	6,714,746

(1)	Includes securities to be issued under the Company’s 2000 Employee Stock Purchase Plan, which contains an automatic annual increase (“evergreen”) provision equal to the least of the following amounts: (i) 0.75% of the outstanding shares on the day preceding the first day of the applicable Company fiscal year, (ii) 1,000,000 shares or (iii) an amount as may be determined by the Board, to be added on the first day of the Company fiscal year.

(2)	Consists of non-statutory stock options granted to William D. Young outside of the Company’s 2000 Equity Incentive Plan pursuant to the terms of an employment agreement between Mr. Young and the Company described in Item 11 above under “Employment, Severance and Change of Control Agreements.” The non-statutory stock option grants to Mr. Young were approved by our Board but not by the stockholders. The employee agreement between Mr. Young and Monogram allowed for a grant of 1,000,000 shares, but only 500,000 shares were granted. The exercise price of the nonstatutory stock options was at 100% of fair market value on the date of grant. All options are currently fully vested, half of which vested over a four year period and the other half vested over a five year period. The term of the options is ten years or earlier in the event of a termination of continuous service. The options are set to expire in 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following five directors are independent directors within the meaning of the applicable Nasdaq listing standards: William Jenkins, Edmon Jennings, Cristina Kepner, John Mendlein, and David H. Persing. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company. William Young, the Chief Executive Officer of the Company, is not an independent director by virtue of his employment with the Company.

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

AUDIT FEES

Fees for audit services provided by PricewaterhouseCoopers LLP during 2006 totaled $0.85 million. Fees for audit services provided in 2007 were $0.84 million. The fees for audit services included fees associated with the annual audit of the financial statements included in our Annual Report on Form 10-K, procedures related to attestation of the effectiveness of internal control over financial reporting under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and the reviews of Monogram’s quarterly reports on Form 10-Q and other SEC filings.

AUDIT-RELATED FEES

There were no fees for audit-related services in 2006. Fees for audit-related services provided in 2007 were $0.16 million.

TAX FEES

There were no fees for tax related services in 2006 or 2007 paid to PricewaterhouseCoopers LLP

ALL OTHER FEES

There were no fees for other services not included above in 2006 or 2007.

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

The Audit Committee has determined that the rendering of the services other than audit services by PricewaterhouseCoopers LLP is compatible with maintaining the independent registered public accounting firms’ independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Monogram Biosciences, Inc.

By:	/s/ William D. Young
William D. Young Chief Executive Officer

Date: April 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William D. Young William D. Young	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2008

/s/ Alfred G. Merriweather Alfred G. Merriweather	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2008

* Edmon Jennings	Director	April 29, 2008

* William Jenkins, M.D.	Director	April 29, 2008

* Cristina H. Kepner	Director	April 29, 2008

* David H. Persing, M.D., Ph.D.	Director	April 29, 2008

* John D. Mendlein, Ph.D., J.D.	Director	April 29, 2008

* By:	/s/ William D. Young
William D. Young Attorney-in-fact

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number

(12)	2.1	Agreement and Plan of Merger and Reorganization, dated as of May 28, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(13)	2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of October 18, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(9)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(9)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(16)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(26)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(9)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(9)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(9)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(9)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(9)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(38)	3.5	Amended and Restated Bylaws.

	4.1	Reference is made to Exhibits 3.1 through 3.5.

(26)	4.2	Specimen Stock Certificate.

(16)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

(34)	4.4	Form of Indenture by and between Monogram Biosciences, Inc. and U.S. Bank National Association, as trustee.

(1)	10.1	Office Lease by and between ViroLogic and Oyster Point Tech Center LLC dated as of May 25, 1999.

(1)	10.2	Office Lease by and between ViroLogic and Trammell Crow Northern California Development, Inc. dated as of November 23, 1999.

(1)	10.3	Loan and Security Agreement by and between ViroLogic and MMC/ GATX Partnership No. 1 dated as of January 30, 1998.

(37)†	10.4	Amended and Restated Employment Agreement by and between Monogram Biosciences, Inc. and William D. Young dated September 20, 2007.

†**	10.5	2000 Employee Stock Purchase Plan and related offering documents.

(1)	10.6	Equipment Financing Agreement dated March 28, 2000 with Pentech Financial Services, Inc.

Exhibit Footnote	Exhibit Number

(2)†	10.7	ViroLogic, Inc. 2000 Equity Incentive Plan, as amended.

(37)†	10.8	Form of Executive Severance Benefits Agreement.

(3)	10.9	Master Lease Agreement dated September 14, 2000 by and between ViroLogic, Inc. and General Electric Capital Corporation.

(4)	10.10	Equipment Financing Agreement by and between ViroLogic and De Lage Landen Financial Services, Inc. dated as of January 29, 2001.

(5)	10.11	Equipment Schedule No. 4 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(5)	10.12	Sublease by and between ViroLogic, Inc. and Raven Biotechnologies, Inc.

(1)†	10.13	Form of Indemnity Agreement between the Company and its directors and officers.

(1)†	10.14	Form of Stock Option Agreement under the 2000 Equity Incentive Plan for options granted prior to May 1, 2000.

(1)†	10.15	Form of Stock Option Agreement Pursuant to the 2000 Equity Incentive Plan for options granted after May 1, 2000.

(10)	10.16	Equipment Schedule No. 5 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(6)	10.17	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.

(7)	10.18	Sublease, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.

(11)	10.19	First Amendment to Sublease, dated as of August 21, 2003, by and between diaDexus, Inc and ViroLogic, Inc.

(14)	10.20	Lease Termination Agreement, dated as of March 22, 2004, by and between Britannia Pointe Grand Limited Partnership and ViroLogic, Inc.

(15)	10.21	Second Amendment to Sublease, dated as of October 1, 2004, between diaDexus, Inc and ViroLogic, Inc.

(37)†	10.22	Monogram Biosciences, Inc. 2004 Equity Incentive Plan.

(13)	10.23	Registration Rights Agreement, dated as of October 18, 2004, by and among ViroLogic, Inc. and certain entities affiliated with Tang Capital Partners, L.P. and Perry Corp.

(17)†	10.24	Form of Option Agreement under the ViroLogic, Inc. 2004 Equity Incentive Plan.

(20)	10.25	Lease Agreement, dated March 1, 1999, between ACLARA BioSciences, Inc. and The Pear Avenue Group.

(21)†	10.26	Form of Change of Control Agreement between ACLARA BioSciences, Inc. and Alfred Merriweather.

(22)†	10.27	Employment Letter Agreement, dated April 11, 2003, between ACLARA BioSciences, Inc and Michael J. Dunn.

(22)†	10.28	Severance Agreement, dated April 11, 2003, between ACLARA BioSciences, Inc. and Michael J. Dunn.

(20)†	10.29	ACLARA BioSciences, Inc. Amended and Restated 1997 Stock Plan.

(23)†	10.30	ACLARA BioSciences, Inc. NQ03 Stock Plan Non-Statutory Stock Option Agreement.

Exhibit Footnote	Exhibit Number

(24)†	10.31	Form of Amendment to Stock Option Agreement between ACLARA BioSciences, Inc. and each of Alfred Merriweather and Michael Dunn.

(27)†	10.32	ViroLogic, Inc. 2005 Bonus Plan Description.

(27)†	10.33	ViroLogic, Inc. Non-Employee Director Cash Compensation Arrangements.

(28)*	10.34	Referral Testing Agreement, between Monogram Biosciences, Inc. and Quest Diagnostics Incorporated, dated October 1, 2005.

(34)	10.35	Form of First Amendment to Note Purchase Agreement and Senior Note by and between Pfizer Inc., and Monogram Biosciences, Inc.

(30)	10.36	Note Purchase Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(34)	10.37	Form of Amended and Restated Monogram Biosciences, Inc. 3.0% Senior Secured Convertible Note Due May 19, 2010, issued to Pfizer, Inc.

(30)	10.38	Note Security Agreement, dated May 5, 2006, by and between Monogram Biosciences, Inc. and Pfizer, Inc.

(31)	10.39	Collaboration Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(31)*	10.40	Collaboration Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(32)	10.41	Credit and Security Agreement, dated September 29, 2006, by and between Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. and Monogram Biosciences, Inc.

(33)†	10.42	Monogram Non-Qualified Deferred Compensation Plan, effective January 1, 2007.

(34)	10.43	Securities Purchase Agreement, dated January 11, 2007, by and between Monogram Biosciences, Inc., and a qualified institutional buyer party thereto.

(34)	10.44	Registration Rights Agreement, dated January 11, 2007, by and between Monogram Biosciences, Inc. and a qualified institutional buyer party thereto.

(34)	10.45	Form of Subordination Agreement among Monogram Biosciences, Inc. and U.S. Bank National Association, as trustee.

(36)†	10.46	Summary of 2007 Bonus Plan

(36)	10.47	Summary of 2007 Non-Employee Director Compensation

**	10.48	Master Lease Agreement dated October 5, 2007 by and between Monogram Biosciences, Inc. and Oyster Point Tech Center LLC.

**	10.49	First Amendment to Lease, dated as of October 5, 2007, by and between Oyster Point Tech Center, LLC and Monogram Biosciences, Inc.

**	10.50	First Amendment to Lease, dated as of December 21, 2007, by and between Oyster Point Tech Center, LLC and Monogram Biosciences, Inc.

**	10.51	Second Amendment to Lease, dated as of December 21, 2007, by and between Oyster Point Tech Center, LLC and Monogram Biosciences, Inc.

**	10.52	Fourth Amendment to Sublease, dated as of October 12, 2007, by and between DiaDexus, Inc. and Monogram Biosciences, Inc.

Exhibit Footnote	Exhibit Number

**	10.53	Consent to Fourth Sublease Amendment, dated as of October 12, 2007, by and between Are-Technology Center SSF, LLC, DiaDexus, Inc. and Monogram Biosciences, Inc.

** **	10.54	Second Amendment to Credit and Security Agreement, dated as of December 19, 2007, by and between Monogram Biosciences, Inc. and Merrill Lynch Capital.

**	21.1	List of Subsidiaries

**	23.1	Consent of Independent Registered Public Accounting Firm.

	24.1	Power of Attorney is contained on the signature page.

**	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

**	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

	31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

	31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

**	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

†	Indicates management or compensatory plan or arrangement.

*	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.

**	Previously filed.

(1)	Filed as an exhibit to our Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.

(2)	Filed as an exhibit to our Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.

(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to our Current Report on Form 8-K filed on November 25, 2002 and incorporated herein by reference.

(9)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.

(10)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(11)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003 and incorporated herein by reference.

(12)	Filed as an exhibit to our Current Report on Form 8-K filed on June 1, 2004 and incorporated herein by reference.

(13)	Filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2004 and incorporated herein by reference.

(14)	Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.

(15)	Filed as an exhibit to our Current Report on Form 8-K filed on November 4, 2004 and incorporated herein by reference.

(16)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.

(17)	Filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2004 and incorporated herein by reference.

(18)	Filed as an exhibit to our Registration Statement on Form S-8 (No. 333-121437) filed on December 20, 2004 and incorporated herein by reference.

(19)	Filed as an exhibit to our Registration Statement on Form S-4 (No. 333-120211) and incorporated herein by reference.

(20)	Filed as an exhibit to ACLARA BioSciences, Inc. Registration Statement on Form S-1 (No. 333-95107) or amendments thereto and incorporated herein by reference.

(21)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(22)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

(23)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(24)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

(25)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004 and incorporated herein by reference.

(26)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.

(27)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005 and incorporated herein by reference.

(28)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(29)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.

(30)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-135096) filed on June 16, 2006 and incorporated herein by reference.

(31)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(32)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.

(33)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

(34)	Filed as an exhibit to our Current Report on Form 8-K filed on January 12, 2007 and incorporated herein by reference.

(35)	Filed as an exhibit to our Current Report on Form 8-K filed on February 8, 2007 and incorporated herein by reference.

(36)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(37)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.

(38)	Filed as an exhibit to our Current Report on Form 8-K on December 10, 2007 and incorporated herein by reference.