Form 10-Q
period 2008-03-31
Monogram Biosciences, Inc.
filed 2008-05-09
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “ large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2008 there were 134,193,374 shares of the registrant’s common stock outstanding.

MONOGRAM BIOSCIENCES, INC.

MONOGRAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2008	December 31, 2007
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$20,862	$18,762
Short-term investments	5,956	11,828
Accounts receivable, net	13,818	9,100
Prepaid expenses	1,079	1,279
Inventory	1,571	1,250
Other current assets	1,458	917

Total current assets	44,744	43,136
Property and equipment, net	7,714	7,665
Deferred costs	9,903	8,043
Goodwill	9,927	9,927
Other assets	163	540

Total assets	$72,451	$69,311

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,390	$2,116
Accrued compensation	3,783	3,324
Accrued liabilities	4,088	3,818
Restructuring costs	610	610
Deferred revenue	401	605
Loans payable	10,197	4,469
Contingent value rights	2,131	2,119

Total current liabilities	23,600	17,061
Long-term 3% convertible promissory note	19,619	20,786
Long-term 0% convertible promissory note	14,943	18,511
Long-term deferred revenue	15,483	13,622
Long-term portion of restructuring costs	145	289
Other long-term liabilities	416	282

Total liabilities	74,206	70,551

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Common stock	134	134
Additional paid-in capital	287,365	286,196
Accumulated other comprehensive income (loss)	12	(31)
Accumulated deficit	(289,266)	(287,539)

Total stockholders’ deficit	(1,755)	(1,240)

Total liabilities and stockholders’ deficit	$72,451	$69,311

(1)	The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to Condensed Consolidated Financial Statements.

MONOGRAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Product revenue	$14,007	$9,099
Contract revenue	820	318
License revenue	10	—

Total revenue	14,837	9,417

Operating costs and expenses:
Cost of product revenue	6,364	5,705
Research and development	6,024	5,331
Sales and marketing	4,352	3,943
General and administrative	4,566	4,228

Total operating costs and expenses	21,306	19,207

Operating loss	(6,469)	(9,790)

Convertible debt valuation adjustment and interest income, net	4,742	(4,010)

Net loss before cumulative effect of change in accounting principle	(1,727)	(13,800)
Cumulative effect of change in accounting principle	—	2,242

Net loss after cumulative effect of change in accounting principle	$(1,727)	$(11,558)

Basic and diluted net loss per common share before cumulative effect of change in accounting principle	$(0.01)	$(0.11)
Cumulative effect per share of change in accounting principle	—	0.02

Basic and diluted net loss per common share after cumulative effect of change in accounting principle	$(0.01)	$(0.09)

Weighted-average shares used in computing basic and diluted net loss per common share	134,192	131,582

See accompanying notes to Condensed Consolidated Financial Statements.

MONOGRAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(1,727)	$(11,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Convertible debt valuation adjustment	(4,735)	4,240
Cumulative effect of change in accounting principle	—	(2,242)
Depreciation and amortization	691	851
Stock-based compensation expense	980	1,176
Convertible promissory note interest payment in stock	189	189
Provision for doubtful accounts	235	286
Loss on disposal of property and equipment	—	99
Change in assets and liabilities:
Accounts receivable	(4,953)	(443)
Prepaid expenses	200	142
Inventory	(321)	13
Other assets	(287)	(37)
Accounts payable	274	265
Accrued compensation	459	245
Accrued liabilities	269	(565)
Accrued restructuring costs	(144)	(466)
Contingent value rights	12	21
Deferred revenue, net of deferred costs	(203)	625
Other long-term liabilities	157	(99)

Net cash used in operating activities	(8,904)	(7,258)

INVESTING ACTIVITIES:
Purchases of short-term investments	(4,085)	(7)
Maturities and sales of short-term investments	10,000	9,000
Capital expenditures	(617)	(420)
Other assets	—	12

Net cash provided by investing activities	5,298	8,585

FINANCING ACTIVITIES:
Principal payments on loans payable and capital lease obligations	(4,294)	(6,265)
Proceeds from loans payable	10,000	3,920
Proceeds from 0% convertible promissory note	—	20,746
Proceeds from issuance of common stock	—	345

Net cash provided by financing activities	5,706	18,746

Net increase in cash and cash equivalents	2,100	20,073
Cash and cash equivalents at the beginning of the period	18,762	8,263

Cash and cash equivalents at the end of the period	$20,862	$28,336

SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Assets acquired under capital leases	$—	$245

See accompanying notes to Condensed Consolidated Financial Statements.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by Monogram Biosciences, Inc., also referred to as the Company, Monogram, we, us, or our, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008, is not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or any other future periods. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Reference is made to “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. As of the date of the filing of this Quarterly Report, the Company did not identify any significant changes to the critical accounting policies discussed in our Annual Report for the year ended December 31, 2007.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). The standard was issued by the FASB to enhance the current disclosure framework in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”). FAS 161 addresses concerns that the disclosures required by FAS 133 do not provide adequate information about the impact derivative instruments can have on an entity’s financial position, results of operations, and cash flows. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential financial impact, if any, of the adoption of this statement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R applies prospectively and is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential financial impact, if any, of the adoption of this statement.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). FAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. FAS 160 is effective for fiscal years beginning after December 15, 2008. The Company plans to adopt FAS 160 beginning in the first quarter of fiscal year 2009. The Company is currently evaluating the potential financial impact, if any, of the adoption of this statement.

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

2. SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value for available-for sale securities by majority security type and class of security are as follows:

	March 31,
	2008			2007
	Amortized Cost	Gross Unrealized Holding Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Loss	Estimated Fair Value
	(In thousands)
Short term investments:
Commercial Paper	$5,944	$12	$5,956	$13,998	$(56)	$13,942

Realized gains and realized losses upon sale of short-term investments have not been significant for any periods presented.

3. INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. If inventory costs exceed expected market value due to obsolescence or lack of demand, write-offs are recorded for the difference between the cost and the estimated market value. These write-offs are based on estimates.

4. LOSS PER COMMON SHARE

Basic and diluted loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented. Potentially dilutive securities have been excluded from the diluted loss per common share computations in all periods presented as such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss. At March 31, 2008 and 2007, these potentially dilutive securities are as follows:

	March 31,
	2008	2007
	(In thousands)
3% Convertible promissory note (as if converted basis)	9,243	9,243
0% Convertible promissory note (as if converted basis)	11,905	11,905
Outstanding warrants	27	819
Outstanding stock options	24,222	21,571

	45,397	43,538

5. CONTINGENT VALUE RIGHTS

As part of the merger with ACLARA BioSciences, Inc. (“ACLARA”), the Company issued Contingent Value Rights (“CVRs”) to ACLARA stockholders and was obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined at $0.88 per CVR and holders of assumed ACLARA options are entitled to receive a cash payment of $0.88, upon future exercise of those options. At March 31, 2008, assumed ACLARA options to purchase 2.3 million shares of the Company’s common stock were outstanding and exercisable. The aggregate potential liability related to these options at March 31, 2008, was $2.1 million, which is reflected on the balance sheet in current liabilities. If all of these options were exercised, the Company would receive aggregate exercise proceeds of $4.7 million offset by the $2.1 million in potential CVR liability.

6. COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2008, the Company held a lease of building and subleases of office space in South San Francisco, California, as follows:

•	A lease of an approximately 41,000 square foot laboratory and office space through April 2018;

•	A sublease of approximately 27,000 square feet of office space through May 2011;

•	A sublease of approximately 9,000 square feet of office space through August 2008.

In October 2007, the Company also entered into a lease of an approximately 40,000 square foot facility of laboratory and office space, in South San Francisco, California, which expires in April 2018.

As a result of the merger with ACLARA, at December 31, 2004, the Company assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. In 2007, the Company entered into a lease termination agreement with the landlord to terminate the lease prior to its scheduled expiry; however, the Company has an obligation to pay the landlord specified amounts over the remainder of the former lease term, or through June 2009. As of March 31, 2008, the remaining obligation was approximately $0.8 million, which is included in the table below. See Note 7 “Restructuring” for further analysis of restructuring charges.

At March 31, 2008, future minimum payments under the Company’s contractual obligations, excluding the lease assignment guarantee and CVR’s, are as follows:

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Purchase obligations	$760	$560	$128	$—	$1,448
Operating lease obligations	3,478	6,750	7,303	20,779	38,310
Equipment financing arrangements	156	79	—	—	235
0% Convertible Senior Unsecured Note	—	—	30,000	—	30,000
3% Senior Secured Convertible Note	—	25,000	—	—	25,000
3% Convertible Note interest payment (1)	750	1,034	—	—	1,784
Loans payable	10,000	—	—	—	10,000

Total	$15,144	$33,423	$37,431	$20,779	$106,777

(1)	Subject to certain limitations, the Company is entitled to make such interest payments using shares of its common stock.

In connection with the merger with ACLARA, the Company is obligated to make cash payments of $0.88 per share to holders of assumed ACLARA stock options upon future exercise of those options. See Note 5, “Contingent Value Rights,” for further discussion.

In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In October 2007, the Company extended the terms of the subleased office space relating to this lease assignment, which decreases our payment obligation in the event of default by the assignee. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.2 million in 2008; $0.6 million in 2009; $0.7 million in 2010 and $0.5 million in 2011.

Contingencies

In 2002, the Company was informed by Bayer Diagnostics (now a unit of Siemens AG) or Bayer that it believed the Company requires one or more licenses to patents controlled by Bayer in order to conduct certain of the Company’s current and planned operations and activities. The Company, in turn, believes that Bayer may require one or more licenses to patents controlled by the Company. Although the Company believes it does not need a license from Bayer for its HIV products, the Company has had discussions with Bayer concerning the possibility of entering into a cross-licensing or other arrangement, and believes that, if necessary, licenses from Bayer would be available to the Company on commercial terms.

ACLARA, with which we merged in December 2004, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001, and is now captioned ACLARA BioSciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering, or IPO, as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s March 20, 2000 IPO through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market, and that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers who went public between 1998 and 2000 have been named in similar lawsuits. In February 2003, after the issuer defendants (including the ACLARA defendants) filed an omnibus motion to dismiss, the court dismissed the Section 10(b) claim as to the Company, but denied the motion to dismiss the Section 11 claim as to the Company and virtually all of the other issuer-defendants

On June 26, 2003, the plaintiffs in the consolidated class action lawsuits announced a proposed settlement with ACLARA and the other issuer defendants. The proposed settlement, which was approved by ACLARA’s board of directors, provided that the insurers of all settling issuers would guarantee that the plaintiffs recover $1 billion from non-settling defendants. Under the proposed settlement, the maximum amount that could have been charged to ACLARA’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would have been approximately $3.9 million. The Company believes that ACLARA had sufficient insurance coverage to cover the maximum amount that we may be responsible for under the proposed settlement. On August 31, 2005, the Court granted unconditional preliminary approval of the proposed settlement. On April 24, 2006, the District Court held a fairness hearing to determine whether the proposed settlement should be approved. On December 5, 2006, the United States Court of Appeals for the 2nd Circuit issued a decision in re: Initial Public Offering Securities Litigation (Docket No. 05-3349-cv), reversing the District Court’s finding that six focus cases involved in this litigation could be certified as class actions. Plaintiffs filed a petition for rehearing and/or for en banc review of the Second Circuit’s decision; however, on April 6, 2007, the Second Circuit denied the plaintiffs’ petition. On June 25, 2007, the parties submitted a stipulation to terminate the settlement, which was granted by Court Order. On August 14, 2007, Plaintiffs filed Amended Master Allegations. On September 27, 2007, the Plaintiffs filed a renewed Motion for Class Certification. Defendants filed a Motion to Dismiss the focus cases on November 9, 2007. On March 26, 2008, the Court ruled on the Motion to Dismiss, holding that the plaintiffs had adequately pleaded their Section 10(b) claims against both the Issuer Defendants and the Underwriter Defendants. As to the Section 11 claim, the Court dismissed the claims brought by those plaintiffs who sold their securities for a price in excess of the initial offering price, on the grounds that they could not show cognizable damages, and by those who purchased outside the previously certified class period, on the grounds that those claims were time barred. This ruling, while not binding on the ACLARA IPO case, does provide strong guidance to all of the parties involved in this litigation.

Due to the inherent uncertainties of litigation and assignment of claims against the underwriters and because a final settlement has not yet been approved by the District Court, the ultimate outcome of the matter cannot be predicted.

License Agreements

Historically, the Company has licensed technology from Roche Diagnostics Corporation (“Roche”) that the Company uses in its PhenoSense and GeneSeq tests. The Company held a non-exclusive license for the life of the patent term of the last licensed Roche patent. The Company was notified by Roche that the license had terminated in March 2005 because the last licensed patent had expired. Further, Roche advised the Company that additional licenses may be necessary for certain other patents and has offered a license to these patents. The Company believes that, if necessary, such licenses will be available on commercially acceptable terms.

In September 2007, the Company entered into a license agreement with The NSABP Foundation, Inc. (“NSABP”) which provides the Company access to tissue samples from the NSABP B 31 study. The Company will pay annual license fees to NSABP and additional royalties if the Company successfully develops and commercializes certain products resulting from the licensed rights.

7. RESTRUCTURING

In connection with the Company’s merger with ACLARA in 2004, the Company took action to integrate and restructure the former ACLARA operations. A restructuring accrual of $3.0 million was established for the costs of vacating and subleasing the Mountain View facility, which includes an estimate of the excess of our lease costs over the anticipated sublease. In addition, an accrual for ACLARA employee severance costs of approximately $1.1 million was established as a result of the merger. Prior to 2007, additional restructuring accruals of approximately $1.9 million were recorded due to delays in vacating and subleasing the Mountain View facility. An initial charge of $1.6 million to the estimates of completing the approved restructuring plans was recorded in goodwill and subsequent adjustments to these estimates were recorded in the Company’s results of operations. In 2007, the Company executed a lease termination agreement in exchange for a reduced but fixed payment commitment over the remainder of the previous lease term.

The following table sets forth the components of the restructuring charges:

	Abandonment of Facilities	Severance	Total
	(In thousands)
Liabilities assumed in merger with ACLARA	$3,000	$1,054	$4,054
Amounts paid in cash	(4,209)	(1,054)	(5,263)
Change in estimate for restructuring costs related to Mountain View facility	1,964	—	1,964

Balance at March 31, 2008	755	—	755

Current portion	$610	$—	$610

Long-term portion	$145	$—	$145

8. 0% CONVERTIBLE SENIOR UNSECURED NOTES

In January 2007, the Company entered into a Securities Purchase Agreement to sell $30 million principal amount of 0% Convertible Senior Unsecured Notes (the “0% Notes”) to a single qualified institutional buyer. The aggregate purchase price for the 0% Notes was approximately $22.5 million. Although due in 2026, the 0% Notes may be called by the holder of the 0% Notes at December 31, 2011, December 31, 2016 or December 31, 2021, at a price equal to 100% of the accreted value. Prior to the fifth year anniversary of the issuance of the Notes, the accreted value includes (a) the issue price of each Note and (b) the portion of the excess of the principal amount of each note over the issue price, which has been amortized, in accordance with the indenture under which the 0% Notes are governed, at the rate of 5.84% per annum from the issue date through the date of determination. After the fifth anniversary of the issue date of the Notes, the accreted value will be equal to the principal amount of the Notes.

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

Pursuant to a Registration Rights Agreement, dated as of January 11, 2007, by and between the Company and the qualified institutional buyer (“Registration Rights Agreement”), the Company filed a shelf registration statement with respect to the resale of the 0% Notes and the common stock issuable upon conversion thereof. This registration statement became effective on July 9, 2007. In the event the Company fails to comply with its ongoing obligations under the Registration Rights Agreement, it will be obligated to make additional payments to the holders of the 0% Notes.

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

The 0% Notes are subordinated to all of the Company’s present senior debt, including the $25 million 3% Senior Secured Convertible Note, due May 19, 2010, issued to Pfizer Inc (“Pfizer”) in May 2006 (“the Pfizer Note”), as amended as described below, and the Company’s revolving credit line with GE, formerly Merrill Lynch Capital.

Beginning on December 31, 2009, the Company may redeem the 0% Notes in whole or in part at any time at a redemption price equal to the accreted value of the principal amount of the 0% Notes to be redeemed, plus liquidated damages, if any, and certain other amounts, provided that certain conditions are satisfied and the market price of the Company’s common stock exceeds the conversion price of the 0% Notes leading up to and at the time of redemption.

The Company will be required, under the terms of the 0% Notes, to repurchase the outstanding accreted value of the 0% Notes, at the election of the holder, upon certain change of control events described in the 0% Notes, or if the Company’s common stock is no longer listed on a United States national securities exchange, quoted on The NASDAQ Global Market, or approved for trading and/or eligible for quotation on an established automated over-the-counter trading market in the

United States, including the OTC Bulletin Board but excluding the “pink sheets”, or any similar quotation system. In addition, under such circumstances, the Company would also be obligated to pay the premium make-whole amount described above and certain other amounts.

An event of default under the 0% Notes will occur if the Company: is delinquent in making certain payments due under the 0% Notes; fails to deliver shares upon conversion of the 0% Notes; fails to deliver certain required notices under the 0% Notes; fails, following notice, to cure a breach of any covenant under the 0% Notes, the securities purchase agreement, the registration rights agreement, the subordination agreement with Pfizer described below, or the indenture described below (together, the “Transaction Documents”); certain events of default occur with respect to other indebtedness; certain bankruptcy proceedings are commenced or orders granted; a representation or warranty made under the Transaction Documents is materially inaccurate and continues uncured following notice; the Company fails to file certain periodic reports with the Securities and Exchange Commission (subject to certain grace periods); or the Company incurs certain types of indebtedness prohibited under the terms of the 0% Notes. If an event of default occurs, the indebtedness under the 0% Notes could be accelerated, such that it becomes immediately due and payable. The Company is in compliance with all covenants under the 0% Notes as of March 31, 2008.

In connection with the sale of the 0% Notes, the Company, Pfizer and U.S. Bank, National Association, as trustee, entered into a subordination agreement. The subordination agreement sets forth the terms under which the 0% Notes are subordinated to the Pfizer Note. As a condition of entry into the subordination agreement, the Company and Pfizer amended the Note Purchase Agreement, dated May 5, 2006, between Pfizer and the Company, and amended and restated the Pfizer Note, to conform to certain terms of the subordination agreement. As amended, the Pfizer Note provides that the Company will be in default, thereof, if (i) an event of default occurs and is continuing under the 0% Notes and (ii) the trustee or any holders of the 0% Notes give notice to the Company of its or their intent to either accelerate the 0% Notes or exercise any other remedies, thereunder (subject to certain limited exceptions).

In accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, the Company elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the consolidated statement of operations. Accordingly, the change in the net carrying amount to the fair value recognized includes unamortized debt issuance costs. The Company used a binomial lattice model as the valuation technique to determine fair value using management assessment and inputs, which utilize inputs other than observable quoted prices that are observable for the asset or liability, either directly or indirectly. Inputs derived from quoted prices include the Company’s stock price, the average yield of B-bonds and the prices of Treasury instruments. Input from management assessment includes the probability of certain events occurring during the term of the debt. For the periods ended March 31, 2008 and 2007, this valuation led to a $3.6 million favorable adjustment and a $3.4 million unfavorable adjustment, respectively, to the 0% Notes, reflected in the consolidated statement of operations. The fair value of the 0% Notes was $14.9 million and $24.1 million as of March 31, 2008 and 2007, respectively. The unpaid principal balance was $24.2 million and $22.8 million as of March 31, 2008 and 2007, respectively.

9. COLLABORATION AND NOTE PURCHASE AGREEMENT

On May 5, 2006, the Company entered into a Collaboration Agreement with Pfizer regarding the Company’s Trofile Co-Receptor Tropism Assay (the “Collaboration Agreement”). The Collaboration Agreement has an initial term that expires on December 31, 2009, and is renewable by Pfizer for five successive one-year terms.

Under the agreement, the Company and Pfizer collaborate to make the Company’s Trofile Co-Receptor Tropism Assay available globally. The Company is responsible for making the assay available in the U.S. and performing the assay in accordance with agreed upon performance standards. The Company undertakes certain efforts to plan, establish and maintain an infrastructure to support the commercial availability of the assay outside the U.S., in countries designated by Pfizer, and, it is obligated to perform the assay with respect to patient blood samples originating outside of the U.S., in accordance with agreed upon performance standards. Pfizer is responsible for sales, marketing and regulatory matters related to the assay outside of the U.S. Pfizer reimburses the Company for costs incurred to establish and maintain the necessary logistics infrastructure to make the assay available outside of the U.S., and Pfizer pays the Company for each assay that the Company performs with respect to patient blood samples originating outside of the U.S.

Subject to certain limitations, Pfizer is entitled to establish its own facility to perform the assay in support of its human clinical trials, and to perform the assay in respect of patient blood samples following certain uncured material breaches of the Collaboration Agreement (including the performance standards) by the Company. For such purposes, the Company granted Pfizer a license to use certain intellectual property rights and proprietary materials related to the Company’s Trofile Co-Receptor Tropism Assay. The Company will be obligated in such a case to assist Pfizer in establishing and operating such facility, for which Pfizer will reimburse the Company for costs incurred in providing such assistance. To secure the Company’s obligations under the license described above, the Company has granted Pfizer a security interest in certain of its intellectual property rights and proprietary materials related to the Company’s Trofile Co-Receptor Tropism Assay. Pfizer and the Company have also extended the co-receptor portion of their existing services agreement for support of potential additional Pfizer clinical trials through December 31, 2009.

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

The Collaboration Agreement is a multiple element arrangement, including supply of the Trofile Assay in additional clinical studies (including expanded access programs in both the U.S. and outside the U.S.), supply of the Trofile Assay for clinical use outside of the U.S., reimbursement of costs for the establishment and operation of supply infrastructure outside of the U.S. and potential assistance to Pfizer in the establishment and operation of a second facility for processing of tropism assays. Under the guidelines of EITF 00-21, the Company accounts for the collaboration with Pfizer as a single unit of accounting due to the absence of established fair values of certain undelivered elements. Accordingly, the Company has deferred revenue under this collaboration until the earlier of establishment of fair values or completion of the deliverables. Additionally, related direct costs for the establishment and operation of supply infrastructure outside of the U.S. that are contractually reimbursable on a non-refundable basis under this collaboration have been deferred. As of March 31, 2008 and 2007, the Company had $14.2 million and $2.4 million of deferred revenue and $9.9 million and $2.5 million of deferred costs, respectively, under the Collaboration Agreement, within the U.S. and internationally.

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

Under the terms of the Pfizer Note, the Company is prohibited from incurring certain types of indebtedness, from permitting certain liens on its assets, from entering into transactions with affiliates and from entering into certain capital transactions such as dividend payments, stock repurchases, capital distributions or other similar transactions. It is also subject to certain other covenants as set forth in the Pfizer Note, including limitations on its ability to enter into new lines of business after issuance of the Pfizer Note. An event of default under the Pfizer Note will occur if the Company: is delinquent in making payments of principal or interest; fails, following notice, to cure a breach of a covenant under the Pfizer Note, the related security agreement or the Note Purchase Agreement; a representation or warranty under the Pfizer Note, the related security agreement or the Note Purchase Agreement is materially inaccurate; an acceleration event occurs under certain types of its other secured indebtedness outstanding from time to time; certain bankruptcy proceedings are commenced or orders granted or an event of default occurs or is continuing under the 0% Notes issued in January 2007. If an event of default occurs, the indebtedness under the Pfizer Note could be accelerated, such that it becomes immediately due and payable. The Company is in compliance with all covenants under the Pfizer Note as of March 31, 2008.

As a result of the issuance of the 0% Notes, the Company is required to value and account for certain derivative instruments that are embedded in the Pfizer Note with adjustments to the fair value reflected in the statement of operations in accordance with SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) and SFAS 157, “Fair Value Measurements” (“SFAS 157”). The Company elected to early adopt SFAS 159 to measure the Pfizer Note as a hybrid debt instrument in its entirety using the framework established by SFAS 157, for measuring fair value. At the initial adoption of SFAS 159, the Company recorded a favorable cumulative effect of a change in accounting principle adjustment to beginning accumulated deficit for the Pfizer Note of $2.2 million, resulting in a fair value of $22.8 million at January 1, 2007. The Company used a binomial lattice model as the valuation technique to determine fair value using management assessments and inputs, which utilize inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. For the periods ended March 31, 2008 and 2007, this valuation led to a $1.2 million favorable adjustment and a $0.7 million unfavorable adjustment, respectively, to the net carrying value of the Pfizer Note reflected in the consolidated statement of operations. As of March 31, 2008 and 2007, the carrying value of the Pfizer Note was $19.6 million and $23.5 million, respectively. The unpaid principal balance of the Pfizer Note was $25 million for both periods ended March 31, 2008 and 2007.

10. CREDIT AND SECURITY AGREEMENT

In December 2007, the Company amended its Credit and Security Agreement with Merrill Lynch Capital (subsequently acquired by General Electric, or “GE”) entered into on September 29, 2006. The Credit and Security Agreement (the “Credit Agreement”) provides the Company with a revolving credit line, with borrowings against eligible accounts receivable up to a maximum of $10 million. GE has been granted a security interest over certain of the Company’s assets, including its accounts receivable, intellectual property used or held for use in connection with its oncology testing business and inventory. The Credit Agreement expires in March 2010. As of March 31, 2008 and 2007, there was $10 million and $3.9 million, respectively, outstanding under the revolving credit line, recorded as a loan payable in the financial statements.

Amounts borrowed under the Credit Agreement bear interest at a rate per annum equal to a published LIBOR rate plus 4.75%. As of March 31, 2008, the 1-month LIBOR rate was 2.71%. Amounts borrowed under the revolving credit line are repaid as the Company receives payment on its outstanding accounts receivable. The Credit Agreement also provides for the payment by the Company of an unused line fee, a collateral fee, a commitment fee and, in certain circumstances, a deferred commitment fee.

Under the terms of the Credit Agreement, the Company is prohibited from incurring certain types of indebtedness and certain liens on its assets. It is also subject to certain other affirmative and negative covenants as set forth in the Credit Agreement. An event of default under the indebtedness to GE will occur if, among other things, the Company: is delinquent in making payments of principal, interest or fees on the revolving credit line; fails, following notice, to cure a breach of a covenant under the Credit Agreement; a representation or warranty under the Credit Agreement is materially inaccurate; certain liquidation or bankruptcy proceedings are commenced or certain orders are granted against the Company; the security interests granted by the Company in favor or GE fail, in certain circumstances, to constitute valid security interests; or an acceleration event occurs under certain types of the Company’s other secured indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to GE under the Credit Agreement could be accelerated, such that it becomes immediately due and payable. The Company is in compliance with all covenants under the Credit Agreement as of March 31, 2008.

11. FAIR VALUE OF ASSETS AND LIABILITIES

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with FAS 157 as of March 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total
		(In thousands)
Assets:
Cash equivalents:
Commercial paper	$3,982	$—	$3,982
US Government T-Bills	2,998	—	2,998
Short-term investments:
Corporate debt securities	5,956	—	5,956

Total financial assets	$12,936	$—	$12,936

Liabilities:
3% Convertible promissory note	$—	$19,619	$19,619
0% Convertible promissory note	$—	$14,943	$14,943

Total financial liabilities	$—	$34,562	$34,562

The Company’s financial assets and liabilities are valued using market prices on both active markets (level 1) and significant unobservable inputs (level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 3 instrument valuations are obtained from inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, and management assessments and inputs using a binomial lattice model as the valuation technique. As of March 31, 2008, the Company did not have any assets or liabilities with observable market values that would require a high level of judgment to determine fair value (level 2).

As of March 31, 2008, the carrying value of the Company’s cash and cash equivalents approximated their fair value and consists of bank deposits and money market funds. The Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

12. INCOME TAXES

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

Interest and penalties are zero and the Company’s policy is to expense interest and penalties, if any, to income tax expense as incurred. Since the Company has a full valuation on all the deferred tax assets and does not expect to be profitable at least through December 2009, FIN 48 is not expected to have a material impact on the Company’s effective tax rate for the remainder of 2008. Additionally, the Company does not expect any material changes in unrecognized tax benefits in the next twelve months. The Company has not recognized any tax benefits as of March 31, 2008.

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

Monogram’s PhenoSense ™ and GeneSeq ™ products provide a practical method for measuring the impact of genetic mutations on human immunodeficiency virus, or HIV, drug resistance. This information is used to optimize various treatment options for the individual patient. We currently market phenotypic and genotypic resistance testing products directed at patients with HIV infection and the traditional drug classes of reverse transcriptase inhibitors, protease inhibitors and entry (fusion) inhibitors. In addition, we have resistance tests in development or already used in research that are relevant to two new drug classes for which first-in-class drugs have been approved by the Food and Drug Administration, or the FDA,—CCR5 antagonists and integrase inhibitors. In addition to these resistance tests, in 2007, we initiated commercial sales of the Trofile ™ Co-Receptor Tropism Assay. Trofile is a patient selection assay for the new class of CCR5 antagonists. The first drug in this class, Selzentry ™ (maraviroc) from Pfizer Inc (Pfizer), was approved by the FDA and by the European Commission in 2007. Upon approval of Selzentry in the U.S., we introduced our Trofile Assay commercially and it is now available to help physicians select patients for clinical use of Selzentry. Outside of the U.S., we are making Trofile available through our global collaboration with Pfizer.

Over the last several years, we have built a business based on the personalized medicine approach in HIV drug resistance testing and, more recently, in patient selection. We now seek to leverage the experience and infrastructure we have built in the HIV market to the potentially larger market opportunity of cancer utilizing our proprietary VeraTag ™ (formerly known as “eTag ™ ”) technology. In the future, we plan to seek opportunities to address an even broader range of serious diseases.

Pharmaceutical companies are marketing numerous targeted drug therapies for the treatment of cancer and additional targeted therapies are in development. Our proprietary VeraTag technology provides an assay platform for analyzing very small amounts of tumor samples recovered and prepared in a variety of methods, including formalin fixation, the current standard technique in hospital pathology laboratories. We believe this analytical platform may be well suited for currently marketed drugs such as Herceptin ™ as well as the next generation of targeted cancer therapeutics. Conventional tests provide a qualitative measure of the presence of genes or proteins. The VeraTag technology permits the quantitative and accurate measurement of proteins and proteins in their activated form of homodimers and heterodimers. We believe that by making these measurements closer to the target of drugs we can provide a more reliable indicator of likely drug response or drug resistance, and thereby may permit the prediction, with a high degree of accuracy, of the likelihood of a patient’s cancer responding to a given therapy, facilitating the selection of more precise and effective therapeutic options. Our first product targeting cancer drug therapies, HERmark ™, is approved for routine testing in our Clinical Laboratory Improvement Amendments, or CLIA, certified clinical reference laboratory. HERmark is focused on testing patients with breast cancer and clinical studies are in progress to determine its clinical utility and to optimize its commercial value. We are developing additional assays related to other protein drug targets and signaling pathways that are key drivers of the proliferation or survival of cancer cells, both in breast cancer and other cancers.

We have incurred losses each year since inception. As of March 31, 2008, we had an accumulated deficit of approximately $289.3 million. We expect to incur additional operating losses at least for the remainder of 2008 as we further develop the VeraTag technology, transfer the assays into the clinical laboratory, conduct clinical studies and develop the commercial infrastructure to support a commercial launch.

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

We have the option to cause all or any portion of the 0% Notes to automatically convert at such time as the closing price of our common stock is greater than $3.15 for twenty out of thirty consecutive trading days, provided that certain conditions are met. The 0% Notes are subordinated to all of our present senior debt, including the $25 million 3% Senior Secured Convertible Note, due May 19, 2010, issued to Pfizer in May 2006, as amended as described below, and our $10 million line of credit with Merrill Lynch Capital, subsequently acquired by General Electric, or GE.

In accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, the Company elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the statement of operations. For the three month period ending March 31, 2008, the valuation led to a $3.6 million net favorable adjustment to the carrying value of the 0% Notes, reflected in the consolidated statement of operations. The fair value and unpaid principal balance of the 0% Notes was $14.9 million and $24.2 million as of March 31, 2008.

AGREEMENTS WITH PFIZER INC

In May 2006, we entered into a non-exclusive Collaboration Agreement (the “Collaboration Agreement”) with Pfizer to facilitate the global availability for patient use of our proprietary co-receptor tropism assay, Trofile ™ (“Trofile Assay”). Our Trofile Assay is used to identify which co-receptor a patient’s HIV uses for entry to cells and has been used in connection with phase III clinical trials of Pfizer’s investigational CCR5 antagonist, Selzentry (maraviroc). In August 2007, Selzentry was approved by the FDA for use in CCR5-tropic treatment-experienced patients. The FDA-approved label for Selzentry indicates that tropism testing should be used for patient selection and we expect that the Trofile Assay will be used to select patients for Selzentry. In October 2007, Selzentry was approved by the European Commission. Under the Collaboration Agreement we have responsibility for making our Trofile Assay available in the U.S. Pfizer has responsibility for sales, marketing and regulatory matters outside of the U.S. and will reimburse us for our expenses in establishing and maintaining the logistics infrastructure that may be necessary to make the assay available outside the U.S. as required by Pfizer. The Collaboration Agreement covers the period through December 31, 2009, and is renewable by Pfizer for five successive one year terms. We and Pfizer also extended the co-receptor portion of our existing services agreement to support potential additional Pfizer clinical trials through December 31, 2009.

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

The Pfizer collaboration is a multiple element arrangement, including supply of the Trofile Assay in additional clinical studies (including expanded access programs in both the U.S. and outside the U.S.), supply of the Trofile Assay for use outside of the U.S., reimbursement of costs for the establishment and operation of supply infrastructure outside of the U.S. and potential assistance to Pfizer in the establishment and operation of a second facility for processing of tropism assays. Under the guidelines of EITF 00-21, we have determined that the collaboration with Pfizer should be accounted for as a single unit of accounting due to the absence of established fair values of certain undelivered elements. Accordingly, we have deferred revenue under this collaboration until the earlier of establishment of fair values or completion of the deliverables. Additionally, related direct costs for the establishment and operation of supply infrastructure outside of the U.S. that are contractually reimbursable on a non-refundable basis under this collaboration have been deferred. As of March 31, 2008, we had $14.2 million of deferred revenue and $9.9 million of deferred costs, respectively, under the Collaboration Agreement, within the U.S. and internationally.

As a result of the issuance of the 0% Notes, we were required to value and account for certain derivative instruments that are embedded in the Pfizer Note. We elected to early adopt SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” to measure the Pfizer Note as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the consolidated statement of operations. At the initial adoption of SFAS 159, we recorded a cumulative-effect of a change in accounting principle for the Pfizer Note of $2.2 million, resulting in a fair value of $22.8 million at January 1, 2007. For the period ended March 31, 2008, the valuation led to a $1.2 million decrease to the carrying value of the Pfizer Note, which is reflected as a non-operating credit in the consolidated statement of operations. For the three month period ending March 31, 2008, the carrying value of the Pfizer Note was $19.6 million. The unpaid principal balance of the Pfizer Note was $25 million as of March 31, 2008.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Reference is made to “Summary of Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2007. As of the date of the filing of this Quarterly Report, we have not identified any significant changes to the critical accounting policies discussed in our Annual Report for the year ended December 31, 2007.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). The standard was issued by the FASB to enhance the current disclosure framework in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (FAS 133). FAS 161 addresses concerns that the disclosures required by FAS 133 do not provide adequate information about the impact derivative instruments can have on an entity’s financial position, results of operations, and cash flows. FAS 161is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the potential financial impact, if any, of the adoption this statement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R applies prospectively and is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the potential financial impact, if any, of the adoption this statement.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). FAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. FAS 160 is effective for fiscal years beginning after December 15, 2008. We plan to adopt FAS 160 beginning in the first quarter of fiscal year 2009. We are currently evaluating the potential financial impact, if any, of the adoption this statement.

RESULTS OF OPERATIONS

Three months ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Product revenue	$14,007	$9,099
Contract revenue	820	318
License revenue	10	—

Total revenue	$14,837	$9,417

Revenue. Revenue was $14.8 million for the three months ended March 31, 2008, compared to $9.4 million for the corresponding period in 2007. The $5.4 million increase in total revenue for the three months ended March 31, 2008, as compared to the corresponding period in 2007, was driven primarily by a $4.9 million increase in product revenue.

Product revenue consists of revenue generated from our HIV resistance testing, Tropism testing and HIV pharmaceutical testing. Product revenue increased to $14.0 million for the three months ended March 31, 2008, compared to $9.1 million for the three months ended March 31, 2007, primarily due to our Trofile Co-Receptor Tropism Assay, which launched in 2007. In August 2007, Selzentry was approved by the FDA for use in CCR5-tropic treatment-experienced patients. The FDA-approved label for Selzentry indicates that tropism testing should be used for patient selection and we expect that the Trofile Assay will continue to be used to select patients for Selzentry. Medicare is already providing coverage and reimbursement for the assay. However, if our test is not used to select patients for Selzentry, this could have a significant negative impact on our potential future revenues.

Contract revenue is primarily from the National Institutes of Health, or NIH, research grants and other non-product and non-license revenue. In 2008, these sources of revenue increased $0.5 million from $0.3 million for the three month period ended March 31, 2007, to $0.8 million for the three month period ended March 31, 2008, due to increased grant-related activity. We have an active program of applying for NIH funding and currently have a number of active grants that we believe will help support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics.

License revenue consists of revenue from a license agreement, dated March 30, 2007, with Caliper Life Sciences, Inc. for the microfluidics patent portfolio acquired in our merger with ACLARA in 2004. Under the license agreement, Caliper is obligated to pay ongoing royalties related to product and service revenues that encompass the use of our patents, and royalty sharing for any sublicense revenue generated by Caliper. We recorded nominal license revenues for the three months ended March 31, 2008. Revenues under the agreement with Caliper are not likely to be substantial in future periods.

We anticipate quarterly variations in revenue due primarily to fluctuations in the timing of various planned and ongoing clinical studies conducted by pharmaceutical companies.

We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 20% of our product revenue for the three months ended March 31, 2008, compared to 22% for the corresponding period in 2007. Other significant customers included: Quest Diagnostics Incorporated representing approximately 11% and 12%, Schering-Plough representing approximately 10% and 4%, Laboratory Corporation of America representing approximately 7% and 12% and Pfizer Inc representing approximately 4% and 11% of our total revenue for the three months ended March 31, 2008 and 2007, respectively.

Cost of product revenue. Cost of product revenue increased $0.7 million to $6.4 million for the three months ended March 31, 2008, compared to $5.7 million for the corresponding period in 2007. Product gross margin increased to 55% for the three months ended March 31, 2008, compared to 37% for the corresponding period in 2007. The increase in product gross margin was primarily due to the commercial introduction of Trofile and the related increase in Trofile revenue. We anticipate that gross margins on product revenue will continue to be affected by these factors. We believe that our potential future oncology products will have a higher gross margin than our HIV products.

Research and development. Research and development costs increased $0.7 million to $6.0 million for the three months ended March 31, 2008, compared to $5.3 million for the corresponding period in 2007. The increase was primarily due to increased personnel costs and contracting expenses focused on our oncology programs.

We have expanded our focus from infectious diseases to also include oncology. Accordingly, our research and development expenditures have increased. These expenditures are in connection with the further development of the VeraTag technology and preparations for the transfer of the VeraTag assays from the research setting to our CLIA certified clinical laboratory with the objective of generating clinical data to support a commercial launch of VeraTag assays. The successful development of our products is highly uncertain. Completion dates and research and development expenses can vary significantly for each product and are difficult to predict.

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

Research and Development Expenses Funded by Grants and Development Contracts

	Three Months Ended March 31,
	2008	2007
	(In thousands)
NIH Grants:
HIV assays	$501	$182
HIV database	290	71
HCV assay	29	39
Commercial assay development and other projects	—	26

Total	$820	$318

Below is a summary of our products in development for HIV and other infectious diseases.

Infectious disease products in development	Status
Replication Capacity HIV, a measurement of fitness	In development(1)
PhenoSense HIV Entry, entry inhibitor assay	In development(2)
GeneSeq HIV Entry, entry inhibitor assay	In development(3)
PhenoSense and GeneSeq HIV Integrase, integrase inhibitor assays	In development(4)
PhenoSense HIV Antibody Neutralization, a vaccine development and evaluation assay	In development(5)
PhenoSense and GeneSeq HIV Assembly/Maturation, virus assembly or maturation inhibitor assays	In development(6)
PhenoSense HCV, a phenotypic hepatitis C inhibitor assay	In development(7)
GeneSeq HCV, a genotypic hepatitis C inhibitor assay	In development(7)

(1)	The Replication Capacity HIV assay has been validated in our clinical laboratory, and the data is currently reported on our PhenoSense HIV and PhenoSense GT tests both for pharmaceutical company customers and for patient testing. Clinical development work continues.
(2)	The PhenoSense HIV Entry Assay has been validated in our clinical laboratory for the subclass of entry inhibitors that block host cell-virus membrane fusion, such as enfuvirtide (Fuzeon), and is available to pharmaceutical company customers and for patient testing. The assay is also available to pharmaceutical company customers to evaluate subclasses of entry inhibitors in development or recently approved, such as receptor and co-receptor antagonists (e.g. maraviroc, vicriviroc), but this assay has not yet been validated in the clinical laboratory for such use in patient testing.
(3)	The GeneSeq HIV Entry Assay is available to pharmaceutical company customers to evaluate subclasses of entry inhibitors in development or recently approved, such as receptor and co-receptor antagonists (e.g. maraviroc, vicriviroc) but this assay has not yet been validated in the clinical laboratory for such use in patient testing.
(4)	The PhenoSense and GeneSeq HIV Integrase assays have been validated for research purposes and available to pharmaceutical company customers. Assays for the integrase class of HIV drugs are being validated and are expected to be available for physician use as needed in the future.
(5)	The PhenoSense HIV Antibody Neutralization assay has been validated for research purposes and available to pharmaceutical company customers. With NIH funding, additional development work related to the use of our assays in HIV vaccine development is being conducted.
(6)	The PhenoSense and GeneSeq HIV Assembly/Maturation inhibitor assays are in development. We are conducting additional development work on these assays.
(7)	The GeneSeq HCV (NS5B) assay has been validated for research purposes and is available to pharmaceutical company customers. We are currently developing the GeneSeq HCV (NS3) and PhenoSense HCV assays with partial funding from a pharmaceutical company customer.

A substantial portion of our research and development expenditures are now directed at continuing the research and development of the VeraTag technology. Our VeraTag technology has the potential, through detection of unique protein-based biomarkers, to differentiate likely responders from non-responders to certain targeted therapies in certain patient groups. Assays based on this technology have the potential to be used as aides for patient selection in pharmaceutical companies’ clinical trials of therapeutic products targeted on specific patient populations and as diagnostic services and/or kits to guide physicians in the selection of appropriate therapies for particular patients. The first VeraTag Assay, the HERmark Breast Cancer Assay, is approved for routine testing in our CLIA certified clinical reference laboratory and clinical studies are ongoing to establish clinical utility of HERmark for differentiating breast cancer patients who are likely to respond to Herceptin®, a targeted cancer therapy. HERmark is designed to provide quantitative measurements of the presence of HER2 protein and HER2 homodimer. Additional assays, including assays providing measurements of HER1 and HER3 proteins and heterodimers such as HER1:HER2 and HER2:HER3 are in development. These additional assays may have clinical utility both in breast cancer and in other cancer types, such as lung cancer and colorectal cancer. The development of these assays, including their validation in our CLIA certified clinical reference laboratory, and the completion of studies to determine the clinical utility of both these assays and the HERmark Breast Cancer Assay are expected to be time consuming and could exceed one year.

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

Sales and marketing. Sales and marketing expenses increased $0.5 million to $4.4 million for the three months ended March 31, 2008, compared to $3.9 million for the corresponding period in 2007. The increase was primarily due to the expansion of our sales force and increased marketing programs related to our products, offset by lower stock-based compensation expenses. We expect that our sales and marketing expenses for promotional programs as well as for sales and marketing personnel will increase in preparation for the introduction of future products.

General and administrative. General and administrative expenses increased $0.4 million to $4.6 million for the three months ended March 31, 2008, compared to $4.2 million for the corresponding period in 2007. The increase was primarily due to an increase in personnel costs, facilities expenses and professional services fees.

Stock-based Compensation. Stock-based compensation expenses related to employee stock option awards and employee stock purchases recognized under SFAS 123R for the three months ended March 31, 2008, decreased $0.2 million to $1.0 million, as compared to $1.2 million for the corresponding period in 2007. The decrease was primarily due to options granted prior to the adoption of SFAS 123R, which were expensed under an accelerated method in 2006 compared to options granted after the adoption of SFAS 123R, which were expensed using the straight-line method. The table below sets out stock-based compensation expenses recognized under SFAS 123R for the three months ended March 31, 2008 and 2007, together with CVR expenses related to options that vested in the period.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cost of product revenue	$127	$120
Research and development	281	306
Sales and marketing	205	328
General and administrative	384	449

	$997	$1,203

Stock compensation expense under SFAS 123R is expected to continue to have an effect on results of operations in future periods and this impact may be significant.

In addition, we accounted for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued over their service periods, which approximate the vesting period. The impact of these options has not been material.

Convertible debt valuation adjustments and interest income, net. Convertible debt valuation adjustments were favorable by $4.7 million for the three months ended March 31, 2008. In January 2007, we issued $30 million principal amount of the 0% Notes for an aggregate purchase price of approximately $22.5 million. Pursuant to the guidelines set forth in SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” we elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the statement of operations. As a result of the issuance of the 0% Notes, we were required to value and account for certain derivative instruments embedded in the Pfizer Note with adjustments to the fair value reflected in the statement of operations. We elected to early adopt SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” to measure the Pfizer Note as a hybrid debt instrument in its entirety using the framework established by SFAS 157 for measuring fair value. For the three months ended March 31, 2008, this valuation led to a $1.2 million decrease to the net carrying value of the Pfizer Note and a $3.6 million decrease to the net carrying value of the 0% Notes, to fair value. Such adjustments could be substantial in future quarters in certain circumstances, such as if the Company’s common stock price is higher or lower than at March 31, 2008.

We recorded approximately $6,500 and $46,000 in interest income, net for the three months ended March 31, 2008 and 2007, respectively.

Cumulative effect of change in accounting principle. We elected to early adopt SFAS 159, effective January 1, 2007, to measure the fair value of the Pfizer Note as a hybrid debt instrument in its entirety with adjustments to the fair value reflected as a non-operating expense in the statement of operations. The impact of adopting SFAS 159 resulted in a cumulative effect adjustment of a change in accounting principle of $2.2 million for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We expect that our available cash, cash equivalents and short-term investments of $26.8 million at March 31, 2008, as well as funds provided by the sale of our products, contract revenue, and borrowings under accounts receivable and equipment financing arrangements will be adequate to fund our operations at least for the next twelve months.

We have funded our operations, since inception, primarily through public and private sales of common and preferred stock, issuance of convertible debt, equipment financing arrangements, product revenue, contract revenue, advances by pharmaceutical company customers and a revolving line of credit. If adequate funds are not available on commercially reasonable terms, we may be required to curtail operations significantly, or sell significant assets and may not be able to continue as a going concern. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans. These funds may not be available on favorable terms, or may not be available at all. We expect our operating and capital resources will be sufficient to meet future requirements for at least the next twelve months.

Net cash used in operating activities for the three months ended March 31, 2008, was $8.9 million as compared to net cash used of $7.3 million for the three months ended March 31, 2007. Cash flows from operating activities primarily relates to net operating losses and can vary significantly due to various factors including changes in accounts receivable, accrued liabilities and deferred revenue related to new arrangements with customers. The average collection period of our accounts receivable as measured in days sales outstanding can vary and is dependent on various factors, including the type of revenue (i.e. patient testing, pharmaceutical company testing or contract revenue), the payment terms related to that revenue, and whether the related revenue was recorded at the beginning or end of a period.

Net cash provided by investing activities of $5.3 million for the three months ended March 31, 2008, resulted primarily from net maturities of short-term investments of $5.9 million offset by capital expenditures of $0.6 million. Net cash provided by investing activities of $8.6 million for the three months ended March 31, 2007, resulted primarily from net maturities short-term investments of $9.0 million offset by capital expenditures of $0.4 million.

Net cash provided by financing activities of $5.7 million for the three months ended March 31, 2008, resulted from net proceeds from loans payable. Net cash provided by financing activities of $18.7 million for the three months ended March 31, 2007, resulted primarily from $20.7 million in proceeds from the 0% Notes and $3.9 million in proceeds from the revolving credit line with Merrill, offset by $6.3 million in payments on loans and capital lease obligations.

As of March 31, 2008, we held leases of a building and subleases of office space in South San Francisco, California as follows:

•	A lease of an approximately 41,000 square foot laboratory and office space through April 2018;

•	A sublease of approximately 27,000 square feet of office space through May 2011; and

•	A sublease of approximately 9,000 square feet of office space through August 2008.

Additionally, in October 2007, we executed a lease for an approximately 40,000 square foot facility of laboratory and office space, in South San Francisco, California; which will enable us to consolidate our operations and allow for anticipated growth and expansion. The lease expires in April 2018.

In connection with the merger with ACLARA, we issued CVRs to ACLARA stockholders and were obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined to be $0.88 per CVR and holders of assumed ACLARA options are entitled to receive a cash payment of $0.88, upon future exercise of those options. At March 31, 2008, assumed ACLARA options to purchase 2.3 million shares of the Company’s common stock were outstanding and exercisable. Upon exercise of these vested options, the Company would receive aggregate exercise proceeds of $4.7 million, offset by the potential CVR payments of $2.1 million. See Note 5, “Contingent Value Rights,” of the financial statements for further discussion.

As a result of the merger with ACLARA, at December 31, 2004, we assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. On February 7, 2007, we entered into a lease termination agreement with the landlord to terminate the lease prior to its scheduled expiry. The termination of the lease was subject to a specified third party executing a new lease with the landlord on terms and conditions satisfactory to the landlord and the landlord has subsequently notified us that this occurred. We have an obligation to pay the landlord specified amounts over the remainder of the former lease term, or through June 2009. As of March 31, 2008, the remaining obligation was approximately $0.8 million, which is included in the table below.

At March 31, 2008, future minimum payments under our contractual obligations, excluding the lease assignment guarantee and CVR’s, are as follows:

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Purchase obligations	$760	$560	$128	$—	$1,448
Operating lease obligations	3,478	6,750	7,303	20,779	38,310
Equipment financing arrangements	156	79	—	—	235
0% Convertible Senior Unsecured Note	—	—	30,000	—	30,000
3% Senior Secured Convertible Note	—	25,000	—	—	25,000
3% Convertible Note interest payment (1)	750	1,034	—	—	1,784
Loans payable	10,000	—	—	—	10,000

Total	$15,144	$33,423	$37,431	$20,779	$106,777

(1)	Subject to certain limitations, we are entitled to make such interest payments using shares of our common stock.

Off-balance sheet arrangements. In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In October 2007, we extended the terms of the subleased office space relating to this lease assignment, which decreases our payment obligation in the event of default by the assignee. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.2 million in 2008; $0.6 million in 2009; $0.7 million in 2010 and $0.5 million in 2011.

The contractual obligations discussed above are fixed costs. If we are unable to generate sufficient cash from operations to meet these contractual obligations, we may have to raise additional funds. These funds may not be available on favorable terms or at all.

Long term capital and liquidity considerations. We expect that we will have to make substantial investments in operating and capital expenditures as we develop and commercialize new clinical testing products, expand the availability of our current testing products and lease additional facilities to replace expiring subleased facilities. For the three months ended March 31, 2008, we made capital expenditures of approximately $0.6 million. While we do not currently have any additional material commitments for future capital expenditures, we expect to incur capital expenditures for our existing facilities and capital expenditures related to the leased space that we expect to occupy in the second quarter of 2008. In the future, we may incur additional capital expenditures as we expand our clinical laboratory to accommodate commercial availability of VeraTag assays for oncology, expand our commercial infrastructure in anticipation of the introduction of oncology products, potentially establish an FDA compliant manufacturing facility and make our HIV and oncology assays available globally in support of drugs for which our tests may be important diagnostics.

From time to time, we may consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, with the goal of growing our business and maximizing stockholder value. Such transactions, if any, could materially affect our future liquidity and capital resources. We may need to obtain additional funding by entering into new collaborations and strategic partnerships to enable us to develop and commercialize our products. Even if we receive funding from future collaborations and strategic partnerships, we may need to raise additional capital in the public equity markets, through private equity financing or through debt financing. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve additional restrictive covenants. Our failure to raise capital, when needed, may harm our business and operating results.

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

Our investment portfolio may consist of fixed rate securities, which may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principle if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. The weighted-average maturity of our marketable investments at March 31, 2008, was 55 days. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investments, as of March 31, 2008, would have potentially declined by approximately $23,000.

We have exposure to cash, money market and commercial paper credit risks, which may adversely impact our cash and commercial paper fair value. As of March 31, 2008, there were no indicators of credit risk impact to the valuation of our cash, money market and commercial paper investments.

The fair market value of the 0% Notes, Pfizer Note and interest cost to us under the revolving credit line with GE are also subject to interest rate risk. Generally, the fair market value of the 0% Notes and the Pfizer Note will increase as interest rates fall and decrease as the interest rates rise, but the interest rate changes do not impact our financial position, cash flows or results of operations. We have exposure to changes in interest rates on our revolving credit line with GE, which bears interest at a rate per annum equal to a published LIBOR rate plus 2.71%. As of March 31, 2008, $10 million was outstanding under the revolving credit line.

We do not utilize derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.

We have operated primarily in the United States and all sales to date have been made in U.S. Dollars, including sales to Pfizer under our collaboration agreement. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

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

We have marked with an asterisk (*) those risk factors below that reflect changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2008.

We have not achieved profitability and we anticipate continuing losses, which may cause our stock price to fall. *

We have experienced significant losses each year since inception, and we expect to continue to incur additional losses as we complete the development of the VeraTag technology and commercialize products for oncology. We have experienced losses applicable to common stockholders of $1.7 million for the three months ended March 31, 2008. As of March 31, 2008, we had an accumulated deficit of approximately $289.3 million. We expect to continue to incur losses, primarily as a result of expenses related to:

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

With the approval of Selzentry, patient testing use of the Trofile assay could be an important source of future testing revenue for us. While the FDA-approved label for Selzentry states that tropism testing should guide the use of Selzentry, there is no guarantee that our testing services will be used by physicians. If such use does not develop, then these drugs will not generate significant future patient testing revenues for us. If Selzentry is successful, we may not be able to deliver our testing services on a global basis in support of the drugs, which could damage our market position, adversely affect our business, and cause our revenues to decline. While there are a number of such new drugs in development, Pfizer’s CCR5 antagonist, Selzentry, has the most significance to our near term business as it has been approved by the FDA. Any difficulty related to Selzentry would have a serious adverse affect on our revenues and business. If safety or efficacy concerns arise related to Selzentry, or to the entire class of CCR5 antagonists, all use and additional clinical trials related to this class of drugs could be terminated, Selzentry may not remain on the market and additional drugs might not be approved by the FDA, which would abruptly and negatively impact our revenues.

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

Government and third-party payers, including Medicare and state Medicaid programs, generally require that we identify the services we perform in our clinical laboratory using industry standard codes known as the Current Procedural Terminology, or CPT codes, which are developed by the American Medical Association, or AMA. Most payers maintain a list of standard reimbursement rates for each such code, and our ability to be reimbursed for our services may therefore be effectively limited by our ability to describe the services accurately using the CPT codes. From time to time, the AMA changes its instructions about how our services should be coded using the CPT codes. If these changes leave us unable to accurately describe our services or we are not coordinated with payers such that corresponding changes are made to the payers’ reimbursement schedules, we may have to renegotiate our pricing and reimbursement rates, the changes may interrupt our ability to be reimbursed, and/or the overall reimbursement rates for our services may decrease dramatically. We may spend significant time and resources to minimize the impact of these changes on reimbursement. If the coding available does not apply or cannot accurately reflect the testing we perform, such as in the billing of a new product, we may have to use an unlisted procedure CPT Code, or a “miscellaneous” code. This is the approach we have adopted for Trofile and the use of this code may delay our ability to be reimbursed and could cause interruptions in the future in reimbursement for our products, including Trofile.

Government and third-party payers are attempting to contain or reduce the costs of healthcare and are challenging the prices charged for medical products and services. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare products. This could, in the future, limit the price that we can charge for our products or cause fluctuations in reimbursement rates for our products. Changes occur from time to time in the administration of reimbursement by public payers, such as the recent change in the local contractor for the Medicare system for reference laboratories in California, and such changes could cause interruptions or changes in previously established reimbursement arrangements. This could hurt our ability to generate revenues. Significant uncertainty exists as to the reimbursement status of new medical products, such as our Trofile Assay, and products that we expect to develop, such as our VeraTag Assays for oncology. Additionally, revenue recognition is delayed until reimbursement is established, on a payer by payer basis. If government and other third-party payers do not continue to provide adequate coverage and reimbursement for our testing products or do not authorize reimbursement for our newly introduced and our planned products, our revenues will be reduced.

We derive a significant portion of our revenues from a small number of customers and our revenues may decline significantly if any major customer cancels, reduces or delays a purchase of our products. *

Our revenues to date consist, and are anticipated to consist for the remainder of 2008, largely of sales of HIV testing products. We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. Our revenue derived from tests performed for beneficiaries of Medicare and Medicaid programs represented approximately 20% and 22% of our revenue for the three months ended March 31, 2008 and 2007, respectively. Other significant customers included, Quest Diagnostics Incorporated representing approximately 11% and 12%, Schering-Plough representing approximately 10% and 4%, Laboratory Corporation of America representing approximately 7% and 12% and Pfizer Inc representing approximately 4% and 11% of our total revenue for the three months ended March 31, 2008 and 2007, respectively. Additionally, gross accounts receivable balances from Medicare and Medicaid represented 31% and 37% of our total accounts receivable balance at March 31, 2008 and 2007, respectively. It is likely that we will continue to have significant customer concentration in the future.

Following our entry into the Collaboration Agreement with Pfizer in May 2006, and the amendment of our services agreement with Pfizer, we expect Pfizer’s significance as a customer will grow. Although certain of our agreements with pharmaceutical company customers have provisions for minimum purchases, these provisions are generally subject to annual renewal or cancellation provisions. The loss of any major customer, a slowdown in the pace of increasing physician and physician group sales as a percentage of sales, cancellation or non-renewal of agreements with pharmaceutical company customers, the delay of significant orders from any significant customer, even if only temporary, or delays or terminations of clinical trials by pharmaceutical company customers, could have a significant negative impact on our revenues and our ability to fund operations from revenues, generate cash from operations or achieve profitability.

We may be unable to perform under our Collaboration Agreement with Pfizer, which could adversely affect our business.

Our Collaboration Agreement with Pfizer requires us to make our Trofile Assay available in the United States and to perform the assay for Pfizer in accordance with agreed upon performance standards. We are also obligated to undertake certain efforts to plan for, establish and maintain an infrastructure to support the availability of the assay in countries outside the United States as designated by Pfizer.

We have never been subject to breach remedies in the case of failure to meet performance standards like those in the Pfizer Collaboration Agreement, and we may be unable to meet them should they occur. The performance standards include standards regarding shipment times, assay turnaround times, percent of unscreenable samples and assay sensitivity. In addition, patient blood samples originating outside the United States will be included in the overall performance standards. We anticipate that under the Collaboration Agreement, we will receive patient samples from countries and laboratories that we have not previously dealt with. Although individual sites and countries must meet minimum volume and performance standards before they are included in the overall performance standard calculations, samples from these sources may not be consistently collected or maintained in accordance with our requirements, which could make a sample unscreenable or lead to unacceptable variability in the assay results. While we and Pfizer have agreed to exclude third party sample collection problems from the measurement of our performance under the Collaboration Agreement, there may be instances where we are unable to identify a sample collection problem, or where we and Pfizer disagree as to whether or not a performance issue is attributable to such a problem. In performing under the Collaboration Agreement, we will need to contract with third party laboratories outside the United States. We do not have experience in negotiating and managing relationships with overseas laboratories, and may have difficulty doing so. In addition, we anticipate that certain HIV variants will be more prevalent in patient populations in some countries from which we will be receiving patient samples under the collaboration, and with which we do not have extensive prior experience. Our assay may not work effectively with these variants, or may require additional enhancements. The foregoing and other factors may make us unable to perform under our collaboration with Pfizer, which could constitute a material breach of the Collaboration Agreement.

Following certain uncured material breaches by us under the Collaboration Agreement, including our failure to achieve the performance standards, Pfizer will be entitled to establish its own facility, with our assistance, to perform the assay in support of its human clinical trials, and to perform the assay with respect to patient blood samples. For these purposes, we have granted Pfizer a license to use intellectual property rights and proprietary materials related to the assay, secured by a security interest in favor of Pfizer, in intellectual property rights and proprietary materials related to the assay. Pfizer would pay us a royalty for each such assay that it performs. If we materially default under the Collaboration Agreement, including failing to achieve the performance standards, and Pfizer becomes entitled to use our intellectual property and proprietary materials to establish its own facility, our business could be significantly and adversely impacted by this potential loss in product revenue from Pfizer.

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

As our Trofile Assay has been used in phase III trials of CCR5 inhibitor drug candidates, we filed a master file with the FDA providing information about the specification and validation of the assay. We have had discussions with the FDA regarding this information and the use of our tests as a patient selection tool in such trials. While we have initiated commercial sales of our Trofile Assay as a CLIA-based service for use as a patient selection tool for CCR5 drugs, such as Selzentry, there is no guarantee that the FDA will not seek to regulate such services.

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

With the broadening of our business from infectious disease to oncology, we are a larger and broader organization. If our management is unable to adequately manage the company, our operating results will suffer. *

As of March 31, 2008, our total number of employees was 349. Our proposed testing products using the VeraTag technology and our commercialization infrastructure have not yet been developed, and the two will need to be integrated as a necessary part of the development process. We do not have experience in commercializing testing products for use in the oncology field. We face challenges inherent in efficiently managing an increased number of employees and addressing new markets, including the need to implement appropriate systems, policies, benefits and compliance programs and the need to build a sales organization focused on oncologists.

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

Our ability to establish our testing products, both current and potential, as the standard of care to guide and improve the treatment of viral diseases and cancer will depend on continued acceptance and use of our current testing products by physicians and clinicians and pharmaceutical companies, similar acceptance and use of our potential future products and the development and commercialization of new drugs and drug classes that require or could benefit from testing services such as ours. While certain testing products for viral diseases are established, others are still relatively new, and testing products for the treatment of cancer have not yet been developed. We cannot predict the extent to which physicians and clinicians will accept and use these testing products. They may prefer competing technologies and products. The commercial success of these testing products will require demonstrations of their advantages and potential clinical and economic value in relation to the current standard of care, as well as to competing products. Market acceptance of our products will depend on:

•	the success of Pfizer’s Selzentry and the adoption of our Trofile Assay to select patients for Selzentry;

•	the development and commercialization of competitive products for the assessment of tropism related to the use of Selzentry and other CCR5 antagonists in development;

•	the availability of third party reimbursement by Medicare, Medicaid and other public and private payers of healthcare costs;

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

Our indebtedness and debt service obligations have increased as a result of the issuance of our convertible note to Pfizer in the principal amount of $25 million, our issuance of 0% convertible senior unsecured notes, in the principal amount of $30 million, and our entry into a credit and security agreement with Merrill Lynch Capital (subsequently acquired by General Electric, or “GE”), which individually or in the aggregate, may adversely affect our cash flow, cash position and stock price.

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

Billing complexities associated with health care payers could delay our accounts receivable collection, impair our cash flow and limit our ability to reach profitability. *

Billing for laboratory services is complex. Laboratories must bill various payers, such as Medicare, Medicaid, insurance companies, doctors, employer groups and patients, all of whom have different requirements. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 20% and 22% of our revenue for the three months ended March 31, 2008 and 2007, respectively. In addition, gross accounts receivable balances from Medicare and Medicaid represented 31% and 37% of our gross accounts receivable balance at March 31, 2008 and 2007, respectively. Billing difficulties often result in a delay in collecting, or ultimately an inability to collect, the related receivable. This impairs cash flow and ultimately reduces profitability if we are required to record bad debt expense and/or contractual adjustments for these receivables. We recorded bad debt expense of $0.2 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively.

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

The intellectual property protection for our technology and trade secrets may not be adequate, allowing third parties to use our technology or similar technologies, and thus reducing our ability to compete in the market. *

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

With respect to our viral disease portfolio, as of March 31, 2008, we have approximately 100 granted, issued, allowed and pending patent applications in the United States and in other countries, including 48 issued patents. With respect to our potential oncology products and VeraTag technology, we currently have approximately 77 granted, issued, allowed and pending patent applications in the United States and in other countries, including 29 issued patents. We have 101 granted, issued, allowed and pending patent applications in the United States and in other countries, including 79 issued or allowed patents, relating to the historic microfluidics business of ACLARA.

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

We may be subject to litigation, which would be time consuming and divert our resources and the attention of our management. *

ACLARA, with which we merged in December 2004, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001, and is now captioned ACLARA BioSciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering, or IPO, as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s March 20, 2000 IPO through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market, and that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers who went public between 1998 and 2000 have been named in similar lawsuits. In February 2003, after the issuer defendants (including the ACLARA defendants) filed an omnibus motion to dismiss, the court dismissed the Section 10(b) claim as to the Company, but denied the motion to dismiss the Section 11 claim as to the Company and virtually all of the other issuer-defendants

On June 26, 2003, the plaintiffs in the consolidated class action lawsuits announced a proposed settlement with ACLARA and the other issuer defendants. The proposed settlement, which was approved by ACLARA’s board of directors, provided that the insurers of all settling issuers would guarantee that the plaintiffs recover $1 billion from non-settling defendants. Under the proposed settlement, the maximum amount that could have been charged to ACLARA’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would have been approximately $3.9 million. We believe that ACLARA had sufficient insurance coverage to cover the maximum amount that we may be responsible for under the proposed settlement. On August 31, 2005, the Court granted unconditional preliminary approval of the proposed settlement. On April 24, 2006, the District Court held a fairness hearing to determine whether the proposed settlement should be approved. On December 5, 2006, the United States Court of Appeals for the 2nd Circuit issued a decision in re: Initial Public Offering Securities Litigation (Docket No. 05-3349-cv), reversing the District Court’s finding that six focus cases involved in this litigation could be certified as class actions. Plaintiffs filed a petition for rehearing and/or for en banc review of the Second Circuit’s decision; however, on April 6, 2007, the Second Circuit denied the plaintiffs’ petition. On June 25, 2007, the parties submitted a stipulation to terminate the settlement, which was granted by Court Order. On August 14, 2007, Plaintiffs filed Amended Master Allegations. On September 27, 2007, the Plaintiffs filed a renewed Motion for Class Certification. Defendants filed a Motion to Dismiss the focus cases on November 9, 2007. On March 26, 2008, the Court ruled on the Motion to Dismiss, holding that the plaintiffs had adequately pleaded their Section 10(b) claims against both the Issuer Defendants and the Underwriter Defendants. As to the Section 11 claim, the Court dismissed the claims brought by those plaintiffs who sold their securities for a price in excess of the initial offering price, on the grounds that they could not show cognizable damages, and by those who purchased outside the previously certified class period, on the grounds that those claims were time barred. This ruling, while not binding on the ACLARA IPO case, does provide strong guidance to all of the parties involved in this litigation.

Due to the inherent uncertainties of litigation and assignment of claims against the underwriters and because a final settlement has not yet been approved by the District Court, the ultimate outcome of the matter cannot be predicted.

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

Concentration of ownership among some of our stockholders may prevent other stockholders from influencing significant corporate decisions. *

As of March 31, 2008, approximately 34% of our common stock is beneficially held by our directors, our executive officers, and greater than five percent stockholders. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control of Monogram Biosciences at a premium price if these stockholders oppose it.

If our stockholders or convertible note holders sell substantial amounts of our common stock, the market price of our common stock may fall. *

If our stockholders or convertible note holders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, or conversion of our outstanding convertible debt, the market price of our common stock may fall. As of March 31, 2008, we had outstanding options under our employee stock options plan to purchase 24.2 million shares of our common stock, which represents approximately 18% of our common stock outstanding on March 31, 2008, at a weighted-average price of $2.10 per share. Our outstanding convertible notes are convertible at the option of the holders into shares of our common stock. We registered both the shares of common stock issuable upon conversion of the 0% Notes and the shares issuable upon conversion of the Pfizer Note. Accordingly, so long as these registration statements are effective, the common stock issued upon conversion of the 0% Notes and the Pfizer Note will be freely tradable in the public markets without restriction. The conversion of these notes into common stock could result in the issuance of a substantial number of shares and substantial dilution to our stockholders. Sales of substantial amounts of our common stock, including hedging activities by our convertible note holders, or the perception that such sales could occur, whether currently outstanding, or issued as the result of option exercises or conversion of convertible debt, might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Sales of a substantial number of shares could occur at any time. This may decrease the price of our common stock and may impair our ability to raise capital in the future.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Our stock price has fluctuated widely during the last few years from a low of $0.72 per share in September 2002 to a high of $4.40 per share in January 2004. The following factors, in addition to other risk factors described in this section, may have a significant negative impact on the market price of our common stock:

•	period-to-period fluctuations in financial results;

•	financing activities;

•	hedging activities by holders of our convertible notes;

•	litigation;

•	delays in product introduction, launches or enhancements, including delays in completing the development of the VeraTag technology and products based on that technology;

•	announcements of technological innovations or new commercial products by our competitors;

•	results from clinical studies;

•	adverse developments in the clinical trials of drugs under development by our pharmaceutical company customers;

•	adverse clinical or regulatory developments related to drugs, such as Pfizer’s Selzentry, for which our tests are used in patient selection or monitoring;

•	developments concerning proprietary rights, including patents;

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or our own products or products under development;

•	regulatory developments in the United States and foreign countries;

•	changes in payer reimbursement policies or developments related to the potential reimbursement of new products such as Trofile;

•	limitations on the ability to recognize revenue from complex collaborations; and

•	economic and other external factors or other disaster or crisis.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth the number of shares of our common issued in the first quarter of 2008. For these issuances, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”):

On January 2, 2008, we issued 154,901 shares of our common stock to Pfizer Inc representing interest payment under the 3.0% Senior Secured Convertible Note Due May 19, 2010, as amended and restated January 12, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Footnote	Exhibit Number

(2)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(2)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(3)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(4)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(2)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(2)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(2)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(2)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(2)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(1)	3.5	Bylaws, as currently in effect.

	4.1	Reference is made to Exhibits 3.1 through 3.5.

(4)	4.2	Specimen Stock Certificate.

(3)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

	†10.55	Summary of 2008 Bonus Plan.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934.

†	Indicates management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004, and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005, and incorporated herein by reference.

MONOGRAM BIOSCIENCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on May 9, 2008.

Monogram Biosciences, Inc.

By:	/s/ William D. Young
William D. Young
Chief Executive Officer
(On Behalf of the Registrant)

/s/ Alfred G. Merriweather
Alfred G. Merriweather
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

MONOGRAM BIOSCIENCES, INC.

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number

(2)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(2)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(3)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(4)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(2)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(2)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(2)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(2)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(2)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(1)	3.5	Bylaws, as currently in effect.

	4.1	Reference is made to Exhibits 3.1 through 3.5.

(4)	4.2	Specimen Stock Certificate.

(3)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

	†10.55	Summary of 2008 Bonus Plan.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934.

†	Indicates management contract or compensatory plan or arrangement.
(1)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(2)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.