Form 10-Q
period 2008-06-30
Monogram Biosciences, Inc.
filed 2008-08-08
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 6, 2008 there were 135,058,946 shares of the registrant’s common stock outstanding.

MONOGRAM BIOSCIENCES, INC.

MONOGRAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2008	December 31, 2007 (1)
ASSETS
Current assets:
Cash and cash equivalents	$21,943	$18,762
Short-term investments	4,984	11,828
Accounts receivable, net	13,731	9,100
Prepaid expenses	1,164	1,279
Inventory	1,761	1,250
Other current assets	1,249	917

Total current assets	44,832	43,136
Property and equipment, net	7,913	7,665
Deferred costs	12,675	8,043
Goodwill	9,927	9,927
Other assets	94	540

Total assets	$75,441	$69,311

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,765	$2,116
Accrued compensation	5,402	3,324
Accrued liabilities	4,708	3,818
Restructuring costs	610	610
Deferred revenue	727	605
Loans payable	10,175	4,469
Contingent value rights	2,060	2,119

Total current liabilities	25,447	17,061
Long-term 3% convertible promissory note	19,678	20,786
Long-term 0% convertible promissory note	14,817	18,511
Long-term deferred revenue	20,248	13,622
Long-term portion of restructuring costs	—	289
Other long-term liabilities	661	282

Total liabilities	80,851	70,551
Commitments and contingencies (Note 6)
Stockholders’ deficit:
Common stock	135	134
Additional paid-in capital	289,243	286,196
Accumulated other comprehensive loss	(3)	(31)
Accumulated deficit	(294,785)	(287,539)

Total stockholders’ deficit	(5,410)	(1,240)

Total liabilities and stockholders’ deficit	$75,441	$69,311

(1)	The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to Condensed Consolidated Financial Statements.

MONOGRAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Product revenue	$15,440	$8,907	$29,447	$18,006
Contract revenue	687	485	1,506	803
License revenue	5	300	15	300

Total revenue	16,132	9,692	30,968	19,109

Operating costs and expenses:
Cost of product revenue	7,124	5,327	13,488	11,032
Research and development	6,244	5,176	12,268	10,507
Sales and marketing	4,133	4,159	8,485	8,102
General and administrative	4,163	3,629	8,729	7,857

Total operating costs and expenses	21,664	18,291	42,970	37,498

Operating loss	(5,532)	(8,599)	(12,002)	(18,389)
Convertible debt valuation adjustment and interest (expense) income, net	(58)	4,727	4,684	717
Contingent value rights valuation adjustment	72	—	72	—

Net loss before cumulative effect of change in accounting principle	(5,518)	(3,872)	(7,246)	(17,672)
Cumulative effect of change in accounting principle	—	—	—	2,242

Net loss after cumulative effect of change in accounting principle	$(5,518)	$(3,872)	$(7,246)	$(15,430)

Basic and diluted net loss per common share before cumulative effect of change in accounting principle	$(0.04)	$(0.03)	$(0.05)	$(0.13)
Cumulative effect per share of change in accounting principle	—	—	—	0.01

Basic and diluted net loss per common share after cumulative effect of change in accounting principle	$(0.04)	$(0.03)	$(0.05)	$(0.12)

Weighted-average shares used in computing basic and diluted net loss per common share	134,553	132,026	134,372	131,805

See accompanying notes to Condensed Consolidated Financial Statements.

MONOGRAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(7,246)	$(15,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Contingent value rights revaluation adjustment	(72)	—
Convertible debt valuation adjustment	(4,802)	(408)
Cumulative effect of change in accounting principle	—	(2,242)
Depreciation and amortization	1,412	1,647
Stock-based compensation expense	2,214	2,245
Convertible promissory note interest payment in stock	374	374
Provision for doubtful accounts	368	378
Loss on disposal of property and equipment	—	94
Changes in assets and liabilities:
Accounts receivable	(4,999)	(1,520)
Prepaid expenses	115	150
Inventory	(511)	(112)
Other assets	(134)	(256)
Accounts payable	(351)	578
Accrued compensation	2,078	1,162
Accrued liabilities	889	(735)
Accrued restructuring costs	(289)	(780)
Contingent value rights	13	15
Deferred revenue, net of deferred costs	2,116	704
Other long-term liabilities	423	(28)

Net cash used in operating activities	(8,402)	(14,164)

INVESTING ACTIVITIES:
Purchases of short-term investments	(6,121)	(13,878)
Maturities and sales of short-term investments	12,993	15,000
Capital expenditures	(1,412)	(1,446)

Net cash provided by (used in) investing activities	5,460	(324)

FINANCING ACTIVITIES:
Principal payments on loans payable and capital lease obligations	(14,337)	(10,191)
Proceeds from loans payable	20,000	9,272
Proceeds from 0% convertible promissory note	—	20,746
Proceeds from issuance of common stock	460	1,110

Net cash provided by financing activities	6,123	20,937

Net increase in cash and cash equivalents	3,181	6,449
Cash and cash equivalents at the beginning of the period	18,762	8,263

Cash and cash equivalents at the end of the period	$21,943	$14,712

SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Assets aquired under capital leases	$—	$245

See accompanying notes to Condensed Consolidated Financial Statements.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by Monogram Biosciences, Inc., also referred to as the Company, Monogram, we, us, or our, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or any other future periods. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Reference is made to “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. As of the date of the filing of this Quarterly Report, the Company did not identify any significant changes to the critical accounting policies discussed in our Annual Report for the year ended December 31, 2007.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company is currently evaluating the potential financial impact, if any, of the adoption of this statement.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). The standard was issued by the FASB to enhance the current disclosure framework in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”). FAS 161 addresses concerns that the disclosures required by FAS 133 do not provide adequate information about the impact derivative instruments can have on an entity’s financial position, results of operations, and cash flows. FAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential financial impact, if any, of the adoption of this statement.

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

2. SHORT-TERM INVESTMENTS

The amortized cost, gross unrealized gains and losses, and estimated fair value for available-for sale securities by majority security type and class of security are as follows:

	June 30, 2008			December 31, 2007
	Amortized Cost	Gross Unrealized Holding Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Loss	Estimated Fair Value
	(In thousands)
Short term investments:
Corporate debt securities	$4,987	$(3)	$4,984	$11,858	$(30)	$11,828

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

4. LOSS PER COMMON SHARE

Basic and diluted loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented. Potentially dilutive securities have been excluded from the diluted loss per common share computations in all periods presented as such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss. At June 30, 2008 and 2007, these potentially dilutive securities are as follows:

	June 30,
	2008	2007
	(In thousands)
3% Convertible promissory note (as if converted basis)	9,243	9,243
0% Convertible promissory note (as if converted basis)	11,905	11,905
Outstanding warrants	27	719
Outstanding stock options	24,181	21,835

	45,356	43,702

5. CONTINGENT VALUE RIGHTS

As part of the merger with ACLARA BioSciences, Inc. (“ACLARA”), the Company issued Contingent Value Rights (“CVRs”) to ACLARA stockholders and was obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined at $0.88 per CVR and holders of assumed ACLARA options are entitled to receive a cash payment of $0.88, upon future exercise of those options. At June 30, 2008, assumed ACLARA options to purchase 2.3 million shares of the Company’s common stock were outstanding and exercisable. The aggregate potential liability related to these options at June 30, 2008, was $2.1 million, which is reflected on the balance sheet in current liabilities. If all of these options were exercised, the Company would receive aggregate exercise proceeds of $4.4 million offset by the $2.1 million in CVR liability.

6. COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2008, the Company held several leases and subleases of buildings and office space in South San Francisco, California, as follows:

•	Two leases of approximately 41,000 and 40,000 square foot, respectively, of laboratory and office space through April 2018;

•	A sublease of approximately 27,000 square feet of laboratory and office space through May 2011;

•	A sublease of approximately 9,000 square feet of office space through August 2008.

As a result of the merger with ACLARA, at December 31, 2004, the Company assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. In 2007, the Company entered into a lease termination agreement with the landlord to terminate the lease prior to its scheduled expiry; however, the Company has an obligation to pay the landlord specified amounts over the remainder of the former lease term, or through June 2009. As of June 30, 2008, the remaining obligation was approximately $0.6 million, which is included in the table below. See Note 7 “Restructuring” for further analysis of restructuring charges.

At June 30, 2008, future minimum payments under the Company’s contractual obligations, excluding the lease assignment guarantee and CVR’s, are as follows:

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Purchase obligations	$963	$597	$65	$—	$1,625
Operating lease obligations	3,583	6,744	7,361	19,829	37,517
Equipment financing arrangements	123	56	—	—	179
0% Convertible Senior Unsecured Note	—	—	30,000	—	30,000
3% Senior Secured Convertible Note	—	25,000	—	—	25,000
3% Convertible Note interest payment (1)	750	849	—	—	1,599
Loans payable	10,000	—	—	—	10,000

Total	$15,419	$33,246	$37,426	$19,829	$105,920

(1)	Subject to certain limitations, the Company is entitled to make such interest payments using shares of its common stock.

In connection with the merger with ACLARA, the Company is obligated to make cash payments of $0.88 per share to holders of assumed ACLARA stock options upon future exercise of those options. See Note 5, “Contingent Value Rights,” for further discussion.

In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In October 2007, the Company extended the terms of the subleased office space relating to this lease assignment, which decreases our payment obligation in the event of default by the assignee. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.3 million in 2008; $0.6 million in 2009; $0.7 million in 2010 and $0.3 million in 2011.

Contingencies

In 2002, the Company was informed by Bayer Diagnostics (now a unit of Siemens AG) or Bayer that it believed the Company requires one or more licenses to patents controlled by Bayer in order to conduct certain of the Company’s current and planned operations and activities. The Company, in turn, believes that Bayer may require one or more licenses to patents controlled by the Company. Although the Company believes it does not need a license from Bayer for its HIV products, the Company had discussions with Bayer in 2004 concerning the possibility of entering into a cross-licensing or other arrangement, and believes that, if necessary, licenses from Bayer would be available to the Company on commercial terms.

ACLARA, with which we merged in December 2004, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001, and is now captioned ACLARA BioSciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering, or IPO, as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s March 20, 2000 IPO through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market, and that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers who went public between 1998 and 2000 have been named in similar lawsuits. In February 2003, after the issuer defendants (including the ACLARA defendants) filed an omnibus motion to dismiss, the court dismissed the Section 10(b) claim as to the Company, but denied the motion to dismiss the Section 11 claim as to the Company and virtually all of the other issuer-defendants.

On June 26, 2003, the plaintiffs in the consolidated class action lawsuits announced a proposed settlement with ACLARA and the other issuer defendants. This proposed settlement was terminated on June 25, 2007, following the ruling by the United States Court of Appeals for the 2nd Circuit on December 5, 2006, reversing the District Court’s granting of class certification in the six focus cases currently being litigated in this proceeding. The proposed settlement, which had been approved by ACLARA’s board of directors, provided that the insurers of all settling issuers would guarantee that the plaintiffs recover $1 billion from non-settling defendants. Under the proposed settlement, the maximum amount that could have been charged to ACLARA’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would have been approximately $3.9 million. We believe that ACLARA had sufficient insurance coverage to cover the maximum amount that we may be responsible for under the proposed settlement.

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

License Agreements

Historically, the Company has licensed a variety of technologies that the Company uses in its resistance and Tropism assays. Additional licenses may be necessary in the future and the Company believes that, if necessary, such licenses will be available on commercially acceptable terms.

In September 2007, the Company entered into a license agreement with The NSABP Foundation, Inc. (“NSABP”) which provides the Company access to tissue samples from the NSABP B 31 study. The Company will pay annual license fees to NSABP and additional royalties if the Company successfully develops and commercializes certain products resulting from the licensed rights.

7. RESTRUCTURING

In connection with the Company’s merger with ACLARA in 2004, the Company took action to integrate and restructure the former ACLARA operations. A restructuring accrual of $3.0 million was established for the costs of vacating and subleasing the Mountain View facility, which includes an estimate of the excess of our lease costs over the anticipated sublease. In addition, an accrual for ACLARA employee severance costs of approximately $1.1 million was established as a result of the merger. Prior to 2007, additional restructuring accruals of approximately $1.9 million were recorded due to delays in vacating and subleasing the Mountain View facility of which $1.6 million was recorded in goodwill and $0.3 million was recorded in the Company’s results of operations. In 2007, the Company executed a lease termination agreement in exchange for a reduced but fixed payment commitment over the remainder of the previous lease term.

The following table sets forth the components of the restructuring charges reflected as a current liability in the consolidated balance sheet and the remaining lease obligation as of June 30, 2008:

	Abandonment of Facilities	Severance	Total
	(In thousands)
Liabilities assumed in merger with ACLARA	$3,000	$1,054	$4,054
Amounts paid in cash	(4,354)	(1,054)	(5,408)
Change in estimate for restructuring costs related to Mountain View facility	1,964	—	1,964

Balance at June 30, 2008	$610	$—	$610

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

An event of default under the 0% Notes will occur if the Company: is delinquent in making certain payments due under the 0% Notes; fails to deliver shares upon conversion of the 0% Notes; fails to deliver certain required notices under the 0% Notes; fails, following notice, to cure a breach of any covenant under the 0% Notes, the securities purchase agreement, the registration rights agreement, the subordination agreement with Pfizer described below, or the indenture described below (together, the “Transaction Documents”); certain events of default occur with respect to other indebtedness; certain bankruptcy proceedings are commenced or orders granted; a representation or warranty made under the Transaction Documents is materially inaccurate and continues uncured following notice; the Company fails to file certain periodic reports with the Securities and Exchange Commission (subject to certain grace periods); or the Company incurs certain types of indebtedness prohibited under the terms of the 0% Notes. If an event of default occurs, the indebtedness under the 0% Notes could be accelerated, such that it becomes immediately due and payable. The Company is in compliance with all covenants under the 0% Notes as of June 30, 2008.

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

In accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, the Company elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the consolidated statement of operations. Accordingly, the change in the net carrying amount to the fair value recognized includes unamortized debt issuance costs. The Company used a binomial lattice model as the valuation technique to determine fair value using management assessment and inputs, which utilize inputs other than observable quoted prices that are observable for the asset or liability, either directly or indirectly. Inputs derived from quoted prices include the Company’s stock price, the average yield of B-bonds and the prices of Treasury instruments. Input from management assessment includes the probability of certain events occurring during the term of the debt. For the three and six months ended June 30, 2008, this valuation led to a $0.1 million and $3.7 million favorable adjustment, respectively, to the 0% Notes, reflected in the consolidated statement of operations. For the three and six months ended June 30, 2007, the valuation led to a $3.0 million favorable adjustment and $0.4 million unfavorable adjustment, respectively. The fair value of the 0% Notes was $14.8 million and $21.1 million as of June 30, 2008 and 2007, respectively. The unpaid principal balance was $24.5 million and $23.2 million as of June 30, 2008 and 2007, respectively.

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

The Collaboration Agreement is a multiple element arrangement, including supply of the Trofile Assay in additional clinical studies (including expanded access programs in both the U.S. and outside the U.S.), supply of the Trofile Assay for clinical use outside of the U.S., reimbursement of costs for the establishment and operation of supply infrastructure outside of the U.S. and potential assistance to Pfizer in the establishment and operation of a second facility for processing of tropism assays. Under the guidelines of EITF 00-21, the Company accounts for the collaboration with Pfizer as a single unit of accounting due to the absence of established fair values of certain undelivered elements. Accordingly, the Company has deferred revenue under this collaboration until the earlier of establishment of fair values or completion of the deliverables. Additionally, related direct costs for the establishment and operation of supply infrastructure outside of the U.S. that are contractually reimbursable on a non-refundable basis under this collaboration have been deferred. As of June 30, 2008 and 2007, the Company had $16.9 million and $4.1 million of deferred revenue and $12.7 million and $3.7 million of deferred costs, respectively, under the Collaboration Agreement, within the U.S. and internationally.

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

Under the terms of the Pfizer Note, the Company is prohibited from incurring certain types of indebtedness, from permitting certain liens on its assets, from entering into transactions with affiliates and from entering into certain capital transactions such as dividend payments, stock repurchases, capital distributions or other similar transactions. It is also subject to certain other covenants as set forth in the Pfizer Note, including limitations on its ability to enter into new lines of business after issuance of the Pfizer Note. An event of default under the Pfizer Note will occur if the Company: is delinquent in making payments of principal or interest; fails, following notice, to cure a breach of a covenant under the Pfizer Note, the related security agreement or the Note Purchase Agreement; a representation or warranty under the Pfizer Note, the related security agreement or the Note Purchase Agreement is materially inaccurate; an acceleration event occurs under certain types of its other secured indebtedness outstanding from time to time; certain bankruptcy proceedings are commenced or orders granted or an event of default occurs or is continuing under the 0% Notes issued in January 2007. If an event of default occurs, the indebtedness under the Pfizer Note could be accelerated, such that it becomes immediately due and payable. The Company is in compliance with all covenants under the Pfizer Note as of June 30, 2008.

As a result of the issuance of the 0% Notes, the Company is required to value and account for certain derivative instruments that are embedded in the Pfizer Note with adjustments to the fair value reflected in the statement of operations in accordance with SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) and SFAS 157, “Fair Value Measurements” (“SFAS 157”). The Company elected to early adopt SFAS 159 to measure the Pfizer Note as a hybrid debt instrument in its entirety using the framework established by SFAS 157, for measuring fair value. At the initial adoption of SFAS 159, the Company recorded a favorable cumulative effect of a change in accounting principle adjustment to beginning accumulated deficit for the Pfizer Note of $2.2 million, resulting in a fair value of $22.8 million at January 1, 2007. The Company used a binomial lattice model as the valuation technique to determine fair value using management assessments and inputs, which utilize inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. For the three and six months ended June 30, 2008, this valuation led to a $0.1 million unfavorable adjustment and a $1.1 million favorable adjustment, respectively, to the net carrying value of the Pfizer Note reflected in the consolidated statement of operations. For the three and six months ended June 30, 2007, the valuation led to a $1.5 million and $0.8 million favorable adjustment, respectively, to the net carrying value of the Pfizer Note. As of June 30, 2008 and 2007, the carrying value of the Pfizer Note was $19.7 million and $22.0 million, respectively. The unpaid principal balance of the Pfizer Note was $25 million for both periods ended June 30, 2008 and 2007.

10. CREDIT AND SECURITY AGREEMENT

In December 2007, the Company amended its Credit and Security Agreement with Merrill Lynch Capital (subsequently acquired by General Electric, or “GE”) entered into on September 29, 2006. The Credit and Security Agreement (the “Credit Agreement”) provides the Company with a revolving credit line, with borrowings against eligible accounts receivable up to a maximum of $10 million. GE has been granted a security interest over certain of the Company’s assets, including its accounts receivable, intellectual property used or held for use in connection with its oncology testing business and inventory. The Credit Agreement expires in March 2010. As of June 30, 2008 and 2007, there was $10 million and $5.4 million, respectively, outstanding under the revolving credit line, recorded as a loan payable in the financial statements.

Amounts borrowed under the Credit Agreement bear interest at a rate per annum equal to a published LIBOR rate plus 4.75%. As of June 30, 2008, the 1-month LIBOR rate was 2.48%. Amounts borrowed under the revolving credit line are repaid as the Company receives payment on its outstanding accounts receivable. The Credit Agreement also provides for the payment by the Company of an unused line fee, a collateral fee, a commitment fee and, in certain circumstances, a deferred commitment fee.

Under the terms of the Credit Agreement, the Company is prohibited from incurring certain types of indebtedness and certain liens on its assets. It is also subject to certain other affirmative and negative covenants as set forth in the Credit Agreement. An event of default under the indebtedness to GE will occur if, among other things, the Company: is delinquent in making payments of principal, interest or fees on the revolving credit line; fails, following notice, to cure a breach of a covenant under the Credit Agreement; a representation or warranty under the Credit Agreement is materially inaccurate; certain liquidation or bankruptcy proceedings are commenced or certain orders are granted against the Company; the security interests granted by the Company in favor or GE fail, in certain circumstances, to constitute valid security interests; or an acceleration event occurs under certain types of the Company’s other secured indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to GE under the Credit Agreement could be accelerated, such that it becomes immediately due and payable. The Company is in compliance with all covenants under the Credit Agreement as of June 30, 2008.

11. FAIR VALUE OF ASSETS AND LIABILITIES

The Company’s financial assets and liabilities are valued utilizing the market approach to measure fair value. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The standard describes a fair value hierarchy based on three levels of inputs that may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active exchange markets involving identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs for the asset or liability, either directly or indirectly, and management assessments and inputs using a binomial lattice model as the valuation technique.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with FAS 157 as of June 30, 2008:

	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents:
Commercial paper	$1,985	$—	$1,985
Short-term investments:
Corporate debt securities	4,984	—	4,984

Total financial assets	$6,969	$—	$6,969

Liabilities:
3% Convertible promissory note	$—	$19,678	$19,678
0% Convertible promissory note	—	14,817	14,817

Total financial liabilities	$—	$34,495	$34,495

The following table summarizes the Company’s Level 3 financial liabilities through June 30, 2008:

	3% Convertible Promissory Note	0% Convertible Promissory Note	Total
		(In thousands)
Balance as of December 31, 2007	$20,786	$18,511	$39,297
Fair value adjustment recorded in:
“Convertible debt valuation adjustment and interest (expense) income, net”	(1,167)	(3,568)	(4,735)

Balance as of March 31, 2008	19,619	14,943	34,562
Fair value adjustment recorded in:
“Convertible debt valuation adjustment and interest (expense) income, net”	59	(126)	(67)

Balance as of June 30, 2008	$19,678	$14,817	$34,495

As of June 30, 2008, the carrying value of the Company’s cash and cash equivalents approximated their fair value and consists of bank deposits and money market funds. The Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

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

Interest and penalties are zero and the Company’s policy is to expense interest and penalties, if any, to income tax expense as incurred. Since the Company has a full valuation on all the deferred tax assets and does not expect to be profitable at least through December 2009, FIN 48 is not expected to have a material impact on the Company’s effective tax rate for the remainder of 2008. Additionally, the Company does not expect any material changes in unrecognized tax benefits in the next twelve months. The Company has not recognized any tax benefits as of June 30, 2008.

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

Monogram’s PhenoSense ® and GeneSeq ® products provide a practical method for measuring the impact of genetic mutations on human immunodeficiency virus, or HIV, drug resistance. This information is used to optimize various treatment options for the individual patient. We currently market phenotypic and genotypic resistance testing products directed at patients with HIV infection and the traditional drug classes of reverse transcriptase inhibitors, protease inhibitors and entry (fusion) inhibitors and have recently introduced a resistance assay for the integrase class. We also have a resistance test already used in research for the CCR5 antagonist class. In addition to these resistance tests, in 2007, we initiated commercial sales of the Trofile ™ Co-Receptor Tropism Assay. Trofile is a patient selection assay for the new class of CCR5 antagonists. The first drug in this class, Selzentry ™ (maraviroc) from Pfizer Inc (Pfizer), was approved by the FDA and by the European Commission in 2007. Upon approval of Selzentry in the U.S., we introduced our Trofile Assay commercially and it is now available to help physicians select patients for clinical use of Selzentry. Outside of the U.S., we are making Trofile available through our global collaboration with Pfizer.

Over the last several years, we have built a business based on the personalized medicine approach in HIV drug resistance testing and, more recently, in patient selection. We now seek to leverage the experience and infrastructure we have built in the HIV market to the potentially larger market opportunity of cancer utilizing our proprietary VeraTag ™ technology. In the future, we plan to seek opportunities to address an even broader range of serious diseases.

Pharmaceutical companies are marketing numerous targeted drug therapies for the treatment of cancer and additional targeted therapies are in development. Our proprietary VeraTag technology provides an assay platform for analyzing very small amounts of tumor samples recovered and prepared in a variety of methods, including formalin fixation, the current standard technique in hospital pathology laboratories. We believe this analytical platform may be well suited for currently marketed drugs such as Herceptin ® as well as the next generation of targeted cancer therapeutics. Conventional tests provide a qualitative measure of the presence of genes or proteins. The VeraTag technology permits the quantitative and accurate measurement of proteins and proteins in their activated form of homodimers and heterodimers. We believe that by making these measurements closer to the target of drugs we can provide a more reliable indicator of likely drug response or drug resistance, and thereby may permit the prediction, with a high degree of accuracy, of the likelihood of a patient’s cancer responding to a given therapy, facilitating the selection of more precise and effective therapeutic options. Our first product targeting cancer drug therapies, HERmark ™, is available commercially, effective July 15, 2008, and is approved for routine testing in our Clinical Laboratory Improvement Amendments, or CLIA, certified clinical reference laboratory. HERmark is focused on testing patients with breast cancer and clinical studies are in progress to determine its clinical utility. We are developing additional assays related to other protein drug targets and signaling pathways that are key drivers of the proliferation or survival of cancer cells, both in breast cancer and other cancers.

We have incurred losses each year since inception. As of June 30, 2008, we had an accumulated deficit of approximately $294.8 million. We expect to incur additional operating losses at least through December 2009 as we further develop the VeraTag technology, transfer the assays into the clinical laboratory, conduct clinical studies and further commercialize VeraTag assays.

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

In accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, the Company elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the consolidated statement of operations. For the three and six months ending June 30, 2008, the valuation led to a $0.1 million and $3.7 million net favorable adjustment to the carrying value of the 0% Notes, reflected in the consolidated statement of operations. The fair value and unpaid principal balance of the 0% Notes was $14.8 million and $24.5 million as of June 30, 2008.

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

The Pfizer collaboration is a multiple element arrangement, including supply of the Trofile Assay in additional clinical studies (including expanded access programs in both the U.S. and outside the U.S.), supply of the Trofile Assay for use outside of the U.S., reimbursement of costs for the establishment and operation of supply infrastructure outside of the U.S. and potential assistance to Pfizer in the establishment and operation of a second facility for processing of tropism assays. Under the guidelines of EITF 00-21, we have determined that the collaboration with Pfizer should be accounted for as a single unit of accounting due to the absence of established fair values of certain undelivered elements. Accordingly, we have deferred revenue under this collaboration until the earlier of establishment of fair values or completion of the deliverables. Additionally, related direct costs for the establishment and operation of supply infrastructure outside of the U.S. that are contractually reimbursable on a non-refundable basis under this collaboration have been deferred. As of June 30, 2008, we had $16.9 million of deferred revenue and $12.7 million of deferred costs, respectively, under the Collaboration Agreement.

As a result of the issuance of the 0% Notes, we were required to value and account for certain derivative instruments that are embedded in the Pfizer Note. We elected to early adopt SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” to measure the Pfizer Note as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the consolidated statement of operations. At the initial adoption of SFAS 159, we recorded a cumulative-effect of a change in accounting principle for the Pfizer Note of $2.2 million, resulting in a fair value of $22.8 million at January 1, 2007. For the three and six month period ended June 30, 2008, the valuation led to a $0.1 increase and $1.1 million decrease to the carrying value of the Pfizer Note, which is reflected as a non-operating credit in the consolidated statement of operations. For the six month period ending June 30, 2008, the carrying value of the Pfizer Note was $19.7 million. The unpaid principal balance of the Pfizer Note was $25 million as of June 30, 2008.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,"Goodwill and Other Intangible Assets". The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), "Business Combinations," and other U.S. generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for us on January 1, 2009. We are currently evaluating the potential financial impact, if any, of the adoption of this statement.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). The standard was issued by the FASB to enhance the current disclosure framework in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (FAS 133). FAS 161 addresses concerns that the disclosures required by FAS 133 do not provide adequate information about the impact derivative instruments can have on an entity’s financial position, results of operations, and cash flows. FAS 161is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the potential financial impact, if any, of the adoption this statement.

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

RESULTS OF OPERATIONS

Three and Six months ended June 30, 2008 and 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Product revenue	$15,440	$8,907	$29,447	$18,006
Contract revenue	687	485	1,506	803
License revenue	5	300	15	300

Total revenue	$16,132	$9,692	$30,968	$19,109

Revenue. Revenue was $16.1 million and $31.0 million for the three and six months ended June 30, 2008, respectively, as compared to $9.7 million and $19.1 million for the corresponding periods in 2007. The increase in total revenue for the three and six months ended June 30, 2008, as compared to the corresponding periods in 2007, was driven primarily by product revenue from Trofile used for selecting HIV patients to be treated with Selzentry, Pfizer’s CCR5 antagonist and by product revenue from the use of our PhenoSense resistance test and Trofile in a phase III trial by a pharmaceutical company customer. Product revenue consists of revenue generated from our HIV resistance testing, Tropism testing and HIV pharmaceutical testing.

Our Trofile Co-Receptor Tropism Assay was launched in 2007. In August 2007, Selzentry was approved by the FDA for use in CCR5-tropic treatment-experienced patients. The FDA-approved label for Selzentry indicates that tropism testing should be used for patient selection and we expect that the Trofile Assay will continue to be used to select patients for Selzentry. However, if our test is not used to select patients for Selzentry, this could have a significant negative impact on our potential future revenues.

Contract revenue is from the National Institutes of Health, or NIH, research grants and other non-product and non-license revenue. In 2008, these sources of revenue increased $0.7 million from $0.8 million for the six month period ended June 30, 2007, to $1.5 million for the six month period ended June 30, 2008, due to increased grant-related activity. We have an active program of applying for NIH funding and currently have a number of active grants that we believe will help support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics.

License revenue consists of revenue from a license agreement, dated March 30, 2007, with Caliper Life Sciences, Inc. for the microfluidics patent portfolio acquired in our merger with ACLARA in 2004. Under the license agreement, Caliper is obligated to pay ongoing royalties related to product and service revenues that encompass the use of our patents, and royalty sharing for any sublicense revenue generated by Caliper. We recorded nominal license revenues for both the three and six months ended June 30, 2008.

We anticipate quarterly variations in revenue due primarily to fluctuations in the timing of various planned and ongoing clinical studies conducted by pharmaceutical companies.

We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 19% of our product revenue for both the three and six months ended June 30, 2008, compared to 22% for both corresponding periods in 2007. Other significant customers included: Schering-Plough representing approximately 21% and 16% for the three and six months ended June 30, 2008, respectively, compared to 4% for both corresponding periods in 2007; Quest Diagnostics Incorporated representing approximately 10% and 11% for the three and six months ended June 30, 2008, respectively, compared to 11% and 12% for the corresponding periods in 2007; Laboratory Corporation of America representing approximately 6 % and 7% for the three and six months ended June 30, 2008, respectively, compared to 13% and 12% for the corresponding periods in 2007.

Cost of product revenue. Cost of product revenue was $7.1 million and $13.5 million for the three and six months ended June 30, 2008, compared to $5.3 million and $11.0 million for the corresponding periods in 2007. Product gross margins increased to 54% for both the three and six months ended June 30, 2008, compared to 40% and 39% for the corresponding periods in 2007. The increase in product gross margin was primarily due to the commercial introduction of Trofile and the related increase in Trofile revenue as well as increased HIV pharmaceutical testing revenue. We anticipate that gross margins on product revenue will continue to be affected by these factors. We believe that our potential future oncology products will have a higher gross margin than our HIV products.

Research and development. Research and development costs were $6.2 million and $12.3 million for the three and six months ended June 30, 2008, as compared to $5.2 million and $10.5 million for the corresponding periods in 2007. The increase for the three and six month periods, in 2008, was primarily due to increased personnel costs and contracting expenses focused on our oncology programs.

Our research and development expenditures reflect spending on our programs in infectious diseases and oncology. In our oncology programs, we are further developing the VeraTag technology. HERmark, the first product based on the VeraTag technology was recently introduced commercially. The successful development of additional VeraTag products is highly uncertain. Completion dates and research and development expenses can vary significantly for each product and are difficult to predict.

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

Research and Development Expenses Funded by Grants and Development Contracts

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
NIH Grants:
HIV assays	$444	$348	$945	$530
HIV database	223	83	512	154
HCV assay	20	54	49	93
Commercial assay development and other projects	—	—	—	26

Total	$687	$485	$1,506	$803

Below is a summary of our products in development for HIV and other infectious diseases.

Infectious disease products in development	Status
Replication Capacity HIV, a measurement of fitness	In development	(1)

PhenoSense HIV Entry, entry inhibitor assay	In development	(2)

GeneSeq HIV Entry, entry inhibitor assay	In development	(3)

GeneSeq HIV Integrase, integrase inhibitor assays	In development	(4)

PhenoSense HIV Antibody Neutralization, a vaccine development and evaluation assay	In development	(5)

PhenoSense and GeneSeq HIV Assembly/Maturation, virus assembly or maturation inhibitor assays	In development	(6)

PhenoSense HCV, a phenotypic hepatitis C inhibitor assay	In development	(7)

GeneSeq HCV, a genotypic hepatitis C inhibitor assay	In development	(7)

(1)	The Replication Capacity HIV assay has been validated in our clinical laboratory, and the data is currently reported on our PhenoSense HIV and PhenoSense GT tests both for pharmaceutical company customers and for patient testing. Clinical development work continues.

(2)	The PhenoSense HIV Entry Assay has been validated in our clinical laboratory for the subclass of entry inhibitors that block host cell-virus membrane fusion, such as enfuvirtide (Fuzeon), and is available to pharmaceutical company customers and for patient testing. The assay is also available to pharmaceutical company customers to evaluate subclasses of entry inhibitors in development or recently approved, such as receptor and co-receptor antagonists (e.g. maraviroc, vicriviroc), but this assay has not yet been validated in the clinical laboratory for such use in patient testing.

(3)	The GeneSeq HIV Entry Assay is available to pharmaceutical company customers to evaluate subclasses of entry inhibitors in development or recently approved, such as receptor and co-receptor antagonists (e.g. maraviroc, vicriviroc) but this assay has not yet been validated in the clinical laboratory for such use in patient testing.

(4)	The GeneSeq HIV Integrase assays has been validated for research purposes and is available to pharmaceutical company customers.

(5)	The PhenoSense HIV Antibody Neutralization assay has been validated for research purposes and available to pharmaceutical company customers. With NIH funding, additional development work related to the use of our assays in HIV vaccine development is being conducted.

(6)	The PhenoSense and GeneSeq HIV Assembly/Maturation inhibitor assays are in development. We are conducting additional development work on these assays.

(7)	The GeneSeq HCV (NS5B) assay has been validated for research purposes and is available to pharmaceutical company customers. We are currently developing the GeneSeq HCV (NS3) and PhenoSense HCV assays with partial funding from a pharmaceutical company customer.

A substantial portion of our research and development expenditures are now directed at continuing the research and development of the VeraTag technology. Our VeraTag technology has the potential, through detection of unique protein-based biomarkers, to differentiate likely responders from non-responders to certain targeted therapies in certain patient groups. Assays based on this technology have the potential to be used as aides for patient selection in pharmaceutical companies’ clinical trials of therapeutic products targeted on specific patient populations and as diagnostic services and/or kits to guide physicians in the selection of appropriate therapies for particular patients. The first VeraTag Assay, the HERmark Breast Cancer Assay, became available commercially, effective July 15, 2008, and is approved for routine testing in our CLIA certified clinical reference laboratory and clinical studies are ongoing to establish clinical utility of HERmark for differentiating breast cancer patients who are likely to respond to Herceptin®, a targeted cancer therapy. HERmark is designed to provide quantitative measurements of the presence of HER2 protein and HER2 homodimer. Additional assays, including assays providing measurements of HER1 and HER3 proteins and heterodimers such as HER1:HER2 and HER2:HER3 are in development. These additional assays may have clinical utility both in breast cancer and in other cancer types, such as lung cancer and colorectal cancer. The development of these assays, including their validation in our CLIA certified clinical reference laboratory, and the completion of studies to determine the clinical utility of these assays are expected to be time consuming and could exceed one year.

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

Sales and marketing. Sales and marketing expenses were $4.1 million and $8.5 million for the three and six months ended June 30, 2008, compared to $4.2 million and $8.1 million for the corresponding periods in 2007. The $0.1 million decrease for the three months ended June 30, 2008, as compared to the corresponding period in 2007, was primarily due to the expansion of our sales force offset by lower marketing activities. The $0.4 million increase for the six month period ended June 30, 2008, as compared to the corresponding period in 2007, was primarily due to the expansion of our sales force and increased marketing programs related to our products. We expect that our sales and marketing expenses for promotional programs as well as for sales and marketing personnel will increase with the commercialization of HERmark.

General and administrative. General and administrative expenses were $4.2 million and $8.7 million for the three and six months ended June 30, 2008, compared to $3.6 million and $7.9 million for the corresponding periods in 2007. The $0.6 million and $0.8 million increases for the three and six month periods ended 2008 as compared to the corresponding periods in 2007, were primarily due to higher personnel costs, facilities expenses and professional services fees.

Stock-based Compensation. Stock-based compensation expenses related to employee stock option awards and employee stock purchases recognized under SFAS 123R were $1.2 million and $2.2 million for the three and six months ended June 30, 2008, compared to $1.1 million and $2.3 million for the corresponding periods in 2007. The table below sets out stock-based compensation expenses recognized under SFAS 123R for the three and six months ended June 30, 2008 and 2007, including CVR expenses related to options that vested in the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Cost of product revenue	$158	$110	$285	$229
Research and development	321	242	602	548
Sales and marketing	314	291	519	619
General and administrative	433	431	817	880

	$1,226	$1,074	$2,223	$2,276

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

Convertible debt valuation adjustments and interest income, net. Convertible debt valuation adjustments were favorable by $0.1 million and $4.8 million for the three and six months ended June 30, 2008. In January 2007, we issued $30 million principal amount of the 0% Notes for an aggregate purchase price of approximately $22.5 million. Pursuant to the guidelines set forth in SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” we elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the statement of operations. As a result of the issuance of the 0% Notes, we were required to value and account for certain derivative instruments embedded in the Pfizer Note with adjustments to the fair value reflected in the statement of operations. We elected to early adopt SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” to measure the Pfizer Note as a hybrid debt instrument in its entirety using the framework established by SFAS 157 for measuring fair value. For the three and six months ended June 30, 2008, this valuation led to a $0.1 million increase and $1.1 million decrease, respectively, to the net carrying value of the Pfizer Note and a $0.1 million and $3.7 million decrease, respectively, to the net carrying value of the 0% Notes, to fair value. Such adjustments could be substantial in future quarters in certain circumstances, such as if the Company’s common stock price is higher or lower than at June 30, 2008.

We recorded approximately $0.1 million in interest income, net, for both the three and six months ended June 30, 2008, respectively, as compared to $0.3 million, for both corresponding periods in 2007.

Cumulative effect of change in accounting principle. We elected to early adopt SFAS 159, effective January 1, 2007, to measure the fair value of the Pfizer Note as a hybrid debt instrument in its entirety with adjustments to the fair value reflected as a non-operating expense in the statement of operations. The impact of adopting SFAS 159 resulted in a cumulative effect adjustment of a change in accounting principle of $2.2 million as of January 1, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We expect that our available cash, cash equivalents and short-term investments of $26.9 million at June 30, 2008, as well as funds provided by the sale of our products, contract revenue, and borrowings under accounts receivable and equipment financing arrangements will be adequate to fund our operations at least for the next twelve months.

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

Net cash used in operating activities for the six months ended June 30, 2008, was $8.4 million as compared to net cash used of $14.2 million for the six months ended June 30, 2007. Cash flows from operating activities primarily relates to net operating losses and can vary significantly due to various factors including changes in accounts receivable, accrued liabilities and deferred revenue related to new arrangements with customers. The average collection period of our accounts receivable as measured in days sales outstanding can vary and is dependent on various factors, including the type of revenue (i.e. patient testing, pharmaceutical company testing or contract revenue), the payment terms related to that revenue, and whether the related revenue was recorded at the beginning or end of a period.

Net cash provided by investing activities of $5.5 million for the six months ended June 30, 2008, resulted primarily from net maturities of short-term investments of $6.9 million offset by capital expenditures of $1.4 million. Net cash used in investing activities of $0.3 million for the six months ended June 30, 2007, resulted primarily from net maturities of short-term investments of $1.1 million offset by capital expenditures of $1.4 million.

Net cash provided by financing activities of $6.1 million for the six months ended June 30, 2008, resulted from net proceeds of $5.6 million from loans payable and $0.5 million in proceeds from common stock issuance under our employee stock purchase place for approximately 0.5 million shares of common stock. Net cash provided by financing activities of $20.9 million for the six months ended June 30, 2007, resulted primarily from $20.7 million in proceeds from the 0% Notes, net loan payments of $0.9 million and $1.1 million in proceeds from the issuance of common stock related to the exercise of employee stock options and purchases under our employee stock purchase plan for approximately 0.7 million shares of common stock.

As of June 30, 2008, we held several leases and subleases of buildings and office space in South San Francisco, California as follows:

•	Two leases of approximately 41,000 and 40,000 square feet of laboratory and office space through April 2018;

•	A sublease of approximately 27,000 square feet of laboratory and office space through May 2011; and

•	A sublease of approximately 9,000 square feet of office space through August 2008.

In connection with the merger with ACLARA, we issued CVRs to ACLARA stockholders and were obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined to be $0.88 per CVR and holders of assumed ACLARA options are entitled to receive a cash payment of $0.88, upon future exercise of those options. At June 30, 2008, assumed ACLARA options to purchase 2.3 million shares of the Company’s common stock were outstanding and exercisable. Upon exercise of these vested options, the Company would receive aggregate exercise proceeds of $4.4 million, offset by the CVR payments of $2.1 million. See Note 5, “Contingent Value Rights,” of the financial statements for further discussion.

As a result of the merger with ACLARA, at December 31, 2004, we assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. On February 7, 2007, we entered into a lease termination agreement with the landlord to terminate the lease prior to its scheduled expiry. The termination of the lease was subject to a specified third party executing a new lease with the landlord on terms and conditions satisfactory to the landlord and the landlord has subsequently notified us that this occurred. We have an obligation to pay the landlord specified amounts over the remainder of the former lease term, or through June 2009. As of June 30, 2008, the remaining obligation was approximately $0.6 million, which is included in the table below.

At June 30, 2008, future minimum payments under our contractual obligations, excluding the lease assignment guarantee and CVR’s, are as follows:

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Purchase obligations	$963	$597	$65	$—	$1,625
Operating lease obligations	3,583	6,744	7,361	19,829	37,517
Equipment financing arrangements	123	56	—	—	179
0% Convertible Senior Unsecured Note	—	—	30,000	—	30,000
3% Senior Secured Convertible Note	—	25,000	—	—	25,000
3% Convertible Note interest payment (1)	750	849	—	—	1,599
Loans payable	10,000	—	—	—	10,000

Total	$15,419	$33,246	$37,426	$19,829	$105,920

(1)	Subject to certain limitations, we are entitled to make such interest payments using shares of our common stock.

Off-balance sheet arrangements. In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In October 2007, we extended the terms of the subleased office space relating to this lease assignment, which decreases our payment obligation in the event of default by the assignee. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.3 million in 2008; $0.6 million in 2009; $0.7 million in 2010 and $0.3 million in 2011.

The contractual obligations discussed above are fixed costs. If we are unable to generate sufficient cash from operations to meet these contractual obligations, we may have to raise additional funds. These funds may not be available on favorable terms or at all.

Long term capital and liquidity considerations. We expect that we will have to make substantial investments in operating and capital expenditures as we develop and commercialize new clinical testing products and expand the availability of our current testing products. For the six months ended June 30, 2008, our capital expenditures were approximately $1.4 million. While we do not currently have any additional material commitments for future capital expenditures, we expect to incur capital expenditures for our existing facilities. In the future, we may incur additional capital expenditures as we expand our clinical laboratory to accommodate commercial availability of VeraTag assays for oncology, expand our commercial infrastructure in anticipation of the introduction of other oncology products, potentially establish an FDA compliant manufacturing facility and make our HIV and oncology assays available globally in support of drugs for which our tests may be important diagnostics.

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

Our exposure to interest rate risk relates primarily to our debt obligations primarily in the form of convertible notes and our investment portfolio. Our debt obligations are subject to interest rate and market risk due to the convertible features of our notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Our investment portfolio may consist of fixed rate securities, which may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principle if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than two years. The weighted-average maturity of our marketable investments at June 30, 2008, was 39 days. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investments, as of June 30, 2008, would have potentially declined by approximately $10,000.

We have exposure to cash, money market and commercial paper credit risks, which may adversely impact our cash and commercial paper fair value. As of June 30, 2008, there were no indicators of credit risk impact to the valuation of our cash, money market and commercial paper investments.

The fair market value of the 0% Notes, Pfizer Note and interest cost to us under the revolving credit line with GE are also subject to interest rate risk. Generally, the fair market value of the 0% Notes and the Pfizer Note will increase as interest rates fall and decrease as the interest rates rise, but the interest rate changes do not impact our financial position, cash flows or results of operations. Additionally, the fair market value of our debt obligations includes input from management regarding the probability of certain events occurring during the term of the debt. Assuming a hypothetical increase of two percentage points in probability of fundamental change and one percentage point in the probability of default, the fair value of our Pfizer Note and 0% Note, as of June 30, 2008, would have potentially increased by approximately $0.1 million and $0.3 million, respectively. We also have exposure to changes in interest rates on our revolving credit line with GE, which bears interest at a rate per annum equal to a published LIBOR rate plus 4.75%. As of June 30, 2008, $10 million was outstanding under the revolving credit line.

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

We have not achieved profitability and we anticipate continuing losses, which may cause our stock price to fall. *

We have experienced significant losses each year since inception, and we expect to continue to incur additional losses as we continue developing the VeraTag technology and commercializing products for oncology. We have experienced losses applicable to common stockholders of $7.2 million for the six months ended June 30, 2008. As of June 30, 2008, we had an accumulated deficit of approximately $294.8 million. We expect to continue to incur losses, primarily as a result of expenses related to:

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

Government and third-party payers, including Medicare and state Medicaid programs, generally require that we identify the services we perform in our clinical laboratory using industry standard codes known as the Current Procedural Terminology, or CPT codes, which are developed by the American Medical Association, or AMA. Most payers maintain a list of standard reimbursement rates for each such code, and our ability to be reimbursed for our services may therefore be effectively limited by our ability to describe the services accurately using the CPT codes. From time to time, the AMA changes its instructions about how our services should be coded using the CPT codes. If these changes leave us unable to accurately describe our services or we are not coordinated with payers such that corresponding changes are made to the payers’ reimbursement schedules, we may have to renegotiate our pricing and reimbursement rates, the changes may interrupt our ability to be reimbursed, and/or the overall reimbursement rates for our services may decrease dramatically. We may spend significant time and resources to minimize the impact of these changes on reimbursement. If the coding available does not apply or cannot accurately reflect the testing we perform, such as in the billing of a new product, we may have to use an unlisted procedure CPT Code, or a “miscellaneous” code. This is the approach we have adopted for Trofile, and plan to adopt for HERmark, and the use of this code may delay our ability to be reimbursed and could cause interruptions in the future in reimbursement for our products, including Trofile.

Government and third-party payers are attempting to contain or reduce the costs of healthcare and are challenging the prices charged for medical products and services. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare products. This could, in the future, limit the price that we can charge for our products or cause fluctuations in reimbursement rates for our products. Changes occur from time to time in the administration of reimbursement by public payers, such as the recent change in the local contractor for the Medicare system for reference laboratories in California, and such changes could cause interruptions or changes in previously established reimbursement arrangements. This could hurt our ability to generate revenues. Significant uncertainty exists as to the reimbursement status of new medical products, such as our Trofile Assay and our HERmark Breast Cancer Assay, and products that we expect to develop, such as additional assays based on our VeraTag technology. Additionally, revenue recognition is delayed until reimbursement is established, on a payer by payer basis. If government and other third-party payers do not continue to provide adequate coverage and reimbursement for our testing products or do not authorize reimbursement for our newly introduced and our planned products, our revenues will be reduced.

We derive a significant portion of our revenues from a small number of customers and our revenues may decline significantly if any major customer cancels, reduces or delays a purchase of our products. *

Our revenues to date consist, and are anticipated to consist for the remainder of 2008, largely of sales of HIV testing products. We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 19% of our product revenue for both the three and six months ended June 30, 2008, compared to 22% for both corresponding periods in 2007. Other significant customers included: Schering-Plough representing approximately 21% and 16% for the three and six months ended June 30, 2008, respectively, compared to 4% for both corresponding periods in 2007; Quest Diagnostics Incorporated representing approximately 10% and 11% for the three and six months ended June 30, 2008, respectively, compared to 11% and 12% for the corresponding periods in 2007; Laboratory Corporation of America representing approximately 6 % and 7% for the three and six months ended June 30, 2008, respectively, compared to 13% and 12% for the corresponding periods in 2007. Additionally, gross accounts receivable balances from Medicare and Medicaid represented 33% and 37% of our total accounts receivable balance at June 30, 2008 and 2007, respectively. It is likely that we will continue to have significant customer concentration in the future.

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

Products based on the VeraTag technology could be delayed or precluded by regulatory, clinical or technical obstacles, thereby delaying or preventing the development, introduction and commercialization of these new products and adversely impacting our revenue and profitability.*

In July 2008, our first VeraTag product, HERmark Breast Cancer Assay, became available to physicians throughout the U.S. for assessment of HER2 status in patients with breast cancer. We continue to develop other testing products for use in connection with the treatment of cancer patients. These products will also be based on our proprietary VeraTag technology and are expected to leverage our experience in patient testing for HIV. We expect that the development and commercialization of VeraTag assays for use in clinical trials by pharmaceutical and biotechnology customers could exceed one year. The completion of these research and development activities is subject to a number of risks and uncertainties including the extent of clinical trials required for regulatory and marketing purposes, the timing and results of clinical trials, inability to access tumor samples on which to conduct studies of the correlation between measurements by VeraTag assays and clinical outcomes, failure or delay in validating the technology in clinical trials, failure to have results of clinical studies published in peer reviewed journals, and failure to achieve necessary regulatory approvals. These factors make it impossible to predict with any degree of certainty whether we will be able to complete the development of commercial products utilizing VeraTag technology or if we are able to do so what the cost and timing of such completion may be.

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

With the broadening of our business from infectious disease to oncology, we are a larger and broader organization. If our management is unable to adequately manage the company, our operating results will suffer. *

As of June 30, 2008, our total number of employees was 362. We have limited experience in commercializing testing products for use in the oncology field. We face challenges inherent in efficiently managing an increased number of employees and addressing new markets, including the need to implement appropriate systems, policies, benefits and compliance programs and the need to build a sales organization focused on oncologists.

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

Charges to operations resulting from the possible future impairment of goodwill and intangible assets may adversely affect the market value of our common stock. *

If we are unable to successfully develop new products based on our VeraTag technology, our financial results, including net income (loss) per common share, could be adversely affected. In accordance with United States generally accepted accounting principles, we have accounted for the merger with ACLARA as a business combination. We have allocated the total purchase price to the acquired net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of completion of the merger, and have recorded the excess of the purchase price over those fair values as goodwill.

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

Billing complexities associated with health care payers could delay our accounts receivable collection, impair our cash flow and limit our ability to reach profitability. *

Billing for laboratory services is complex. Laboratories must bill various payers, such as Medicare, Medicaid, insurance companies, doctors, employer groups and patients, all of whom have different requirements. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 19% and 22% of our revenue for the six months ended June 30, 2008 and 2007, respectively. In addition, gross accounts receivable balances from Medicare and Medicaid represented 33% and 37% of our gross accounts receivable balance at June 30, 2008 and 2007, respectively. Billing difficulties often result in a delay in collecting, or ultimately an inability to collect, the related receivable. This impairs cash flow and ultimately reduces profitability if we are required to record bad debt expense and/or contractual adjustments for these receivables. We recorded bad debt expense of $0.4 million for both the six months ended June 30, 2008 and 2007, respectively.

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

With respect to our viral disease portfolio, as of June 30, 2008, we have approximately 102 granted, issued, allowed and pending patent applications in the United States and in other countries, including 51 issued patents. With respect to our potential oncology products and VeraTag technology, we currently have approximately 68 granted, issued, allowed and pending patent applications in the United States and in other countries, including 24 issued patents. We have 101 granted, issued, allowed and pending patent applications in the United States and in other countries, including 80 issued or allowed patents, relating to the historic microfluidics business of ACLARA.

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

We may be subject to litigation, which would be time consuming and divert our resources and the attention of our management. *

ACLARA, with which we merged in December 2004, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001, and is now captioned ACLARA BioSciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering, or IPO, as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s March 20, 2000 IPO through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market, and that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers who went public between 1998 and 2000 have been named in similar lawsuits. In February 2003, after the issuer defendants (including the ACLARA defendants) filed an omnibus motion to dismiss, the court dismissed the Section 10(b) claim as to the Company, but denied the motion to dismiss the Section 11 claim as to the Company and virtually all of the other issuer-defendants.

On June 26, 2003, the plaintiffs in the consolidated class action lawsuits announced a proposed settlement with ACLARA and the other issuer defendants. This proposed settlement was terminated on June 25, 2007, following the ruling by the United States Court of Appeals for the 2nd Circuit on December 5, 2006, reversing the District Court’s granting of class certification in the six focus cases currently being litigated in this proceeding. The proposed settlement, which had been approved by ACLARA’s board of directors, provided that the insurers of all settling issuers would guarantee that the plaintiffs recover $1 billion from non-settling defendants. Under the proposed settlement, the maximum amount that could have been charged to ACLARA’s insurance policy in the event that the plaintiffs recovered nothing from the investment banks would have been approximately $3.9 million. We believe that ACLARA had sufficient insurance coverage to cover the maximum amount that we may be responsible for under the proposed settlement.

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

Concentration of ownership among some of our stockholders may prevent other stockholders from influencing significant corporate decisions. *

As of June 30, 2008, approximately 44% of our common stock is beneficially held by our directors, our executive officers, and greater than five percent stockholders. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control of Monogram Biosciences at a premium price if these stockholders oppose it.

If our stockholders or convertible note holders sell substantial amounts of our common stock, the market price of our common stock may fall. *

If our stockholders or convertible note holders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, or conversion of our outstanding convertible debt, the market price of our common stock may fall. As of June 30, 2008, we had outstanding options under our employee stock options plan to purchase 24.2 million shares of our common stock, which represents approximately 18% of our common stock outstanding on June 30, 2008, at a weighted-average price of $2.09 per share. Our outstanding convertible notes are convertible at the option of the holders into shares of our common stock. We registered both the shares of common stock issuable upon conversion of the 0% Notes and the shares issuable upon conversion of the Pfizer Note. Accordingly, so long as these registration statements are effective, the common stock issued upon conversion of the 0% Notes and the Pfizer Note will be freely tradable in the public markets without restriction. The conversion of these notes into common stock could result in the issuance of a substantial number of shares and substantial dilution to our stockholders. Sales of substantial amounts of our common stock, including hedging activities by our convertible note holders, or the perception that such sales could occur, whether currently outstanding, or issued as the result of option exercises or conversion of convertible debt, might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Sales of a substantial number of shares could occur at any time. This may decrease the price of our common stock and may impair our ability to raise capital in the future.

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

The following sets forth the number of shares of our common issued in the second quarter of 2008. For these issuances, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”):

On April 1, 2008, we issued 187,850 shares of our common stock to Pfizer Inc representing interest payment under the 3.0% Senior Secured Convertible Note Due May 19, 2010, as amended and restated January 12, 2007.

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

MONOGRAM BIOSCIENCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on August 8, 2008.

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