Form 10-Q
period 2008-09-30
Monogram Biosciences, Inc.
filed 2008-10-31
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 29, 2008 there were 135,060,647 shares of the registrant’s common stock outstanding.

MONOGRAM BIOSCIENCES, INC.

MONOGRAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2008	December 31, 2007 (1)
ASSETS
Current assets:
Cash and cash equivalents	$21,831	$18,762
Short-term investments	—	11,828
Accounts receivable, net	16,019	9,100
Prepaid expenses	1,273	1,279
Inventory	1,460	1,250
Other current assets	879	917

Total current assets	41,462	43,136
Property and equipment, net	7,824	7,665
Deferred costs	15,122	8,043
Goodwill	9,927	9,927
Other assets	43	540

Total assets	$74,378	$69,311

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,110	$2,116
Accrued compensation	5,959	3,324
Accrued liabilities	4,121	3,818
Restructuring costs	458	610
Deferred revenue	853	605
Loans payable	10,151	4,469
Contingent value rights	2,060	2,119

Total current liabilities	25,712	17,061
Long-term 3% convertible promissory note	19,826	20,786
Long-term 0% convertible promissory note	13,171	18,511
Long-term deferred revenue	23,771	13,622
Long-term portion of restructuring costs	—	289
Other long-term liabilities	843	282

Total liabilities	83,323	70,551

Commitments and contingencies (Note 6)
Stockholders’ deficit:
Common stock	135	134
Additional paid-in capital	290,634	286,196
Accumulated other comprehensive loss	—	(31)
Accumulated deficit	(299,714)	(287,539)

Total stockholders’ deficit	(8,945)	(1,240)

Total liabilities and stockholders’ deficit	$74,378	$69,311

(1)	The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to Condensed Consolidated Financial Statements.

MONOGRAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Product revenue	$15,550	$8,745	$44,997	$26,751
Contract revenue	484	463	1,991	1,266
License revenue	108	1,186	123	1,486

Total revenue	16,142	10,394	47,111	29,503

Operating costs and expenses:
Cost of product revenue	7,649	5,774	21,137	16,806
Research and development	6,308	3,788	18,576	14,295
Sales and marketing	4,400	4,178	12,885	12,280
General and administrative	4,067	4,292	12,796	12,149

Total operating costs and expenses	22,424	18,032	65,394	55,530

Operating loss	(6,282)	(7,638)	(18,283)	(26,027)
Convertible debt valuation adjustment and interest income, net	1,352	4,340	6,036	5,057
Contingent value rights valuation adjustment	—	218	72	218

Net loss before cumulative effect of change in accounting principle	(4,930)	(3,080)	(12,175)	(20,752)
Cumulative effect of change in accounting principle	—	—	—	2,242

Net loss after cumulative effect of change in accounting principle	$(4,930)	$(3,080)	$(12,175)	$(18,510)

Basic and diluted net loss per common share before cumulative effect of change in accounting principle	$(0.04)	$(0.02)	$(0.09)	$(0.16)
Cumulative effect per share of change in accounting principle	—	—	—	0.02

Basic and diluted net loss per common share after cumulative effect of change in accounting principle	$(0.04)	$(0.02)	$(0.09)	$(0.14)

Weighted-average shares used in computing basic and diluted net loss per common share	135,059	132,393	134,603	132,003

See accompanying notes to Condensed Consolidated Financial Statements.

MONOGRAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Month Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(12,175)	$(18,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Contingent value rights revaluation adjustment	(72)	(218)
Convertible debt valuation adjustment	(6,300)	(4,653)
Cumulative effect of change in accounting principle	—	(2,242)
Depreciation and amortization	2,091	2,321
Stock-based compensation expense	3,416	3,438
Convertible promissory note interest payment in stock	563	561
Provision for doubtful accounts	687	604
Loss on disposal of property and equipment	3	95
Changes in assets and liabilities:
Accounts receivable	(7,606)	(2,449)
Prepaid expenses	6	179
Inventory	(210)	(223)
Other assets	163	130
Accounts payable	(6)	593
Accrued compensation	2,635	454
Accrued liabilities	301	(287)
Accrued restructuring costs	(441)	(952)
Contingent value rights	13	(493)
Deferred revenue, net of deferred costs	3,318	736
Other long-term liabilities	628	793

Net cash used in operating activities	(12,986)	(20,123)

INVESTING ACTIVITIES:
Purchases of short-term investments	(6,134)	(16,948)
Maturities and sales of short-term investments	17,993	29,000
Capital expenditures	(1,881)	(1,725)

Net cash provided by investing activities	9,978	10,327

FINANCING ACTIVITIES:
Principal payments on loans payable and capital lease obligations	(24,383)	(15,561)
Proceeds from loans payable	30,000	13,708
Proceeds from 0% convertible promissory note	—	20,746
Proceeds from issuance of common stock	460	1,193

Net cash provided by financing activities	6,077	20,086

Net increase in cash and cash equivalents	3,069	10,290
Cash and cash equivalents at the beginning of the period	18,762	8,263

Cash and cash equivalents at the end of the period	$21,831	$18,553

SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Assets acquired under capital leases	$—	$245

See accompanying notes to Condensed Consolidated Financial Statements.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Monogram Biosciences is a life sciences company committed to advancing personalized medicine and improving patient outcomes through the development of innovative molecular diagnostic products that guide and target the most appropriate treatments. Through a comprehensive understanding of the genetics, biology and pathology of particular diseases, the Company has pioneered and is developing molecular diagnostics and laboratory services that are designed to:

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

The Company is a leader in developing and commercializing innovative products that help guide and improve the treatment of infectious diseases, cancer and other serious diseases. The Company’s goal with personalized medicine is to enable the management of diseases at the individual patient level through the use of sophisticated diagnostics that permit the targeting of therapeutics to those patients most likely to respond to or benefit from them, thereby offering the right treatment to the right patient at the right time.

The accompanying unaudited condensed consolidated financial statements have been prepared by Monogram Biosciences, Inc., also referred to as the Company, Monogram, we, us, or our, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Consolidated operating results for the three-month and nine-month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or any other future periods. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

The Company’s consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses since inception and there can be no assurance that the Company will attain profitability. The Company has funded its operations, since inception, primarily through public and private sales of common and preferred stock, issuance of convertible debt, equipment financing arrangements, product revenue, contract revenue, advances by pharmaceutical company customers and a revolving line of credit. If adequate funds are not available on commercially reasonable terms, the Company may be required to curtail operations significantly, or sell significant assets and may not be able to continue as a going concern. In addition, the Company may choose to raise additional capital due to market conditions or strategic considerations even if the Company believes that it has sufficient funds for current or future operating plans. These funds may not be available on favorable terms, or may not be available at all. The Company expects that its available cash, cash equivalents of $21.8 million at September 30, 2008, as well as funds provided by the sale of its products, contract revenue, and borrowings under accounts receivable and equipment financing arrangements will be adequate to fund operations at least for the next twelve months.

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

Cumulative Effect of Change in Accounting Principle.

We elected to early adopt SFAS 159, effective January 1, 2007, to measure the fair value of the Pfizer Note as a hybrid debt instrument in its entirety with adjustments to the fair value reflected as a non-operating expense in the consolidated statement of operations. The impact of adopting SFAS 159 resulted in an adjustment for the cumulative effect of change in accounting principle of $2.2 million for the year ended December 31, 2007.

2. SHORT-TERM INVESTMENTS

As of September 30, 2008, the Company had approximately $21.8 million in cash and cash equivalents and had no short-term investments. As of December 31, 2007, the amortized cost, gross unrealized losses, and estimated fair value for available-for-sale securities was $11.9 million, $0.1 million and $11.8 million, respectively. Realized gains and losses upon sale of short-term investments have generally not been significant.

3. INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. If inventory costs exceed expected market value due to obsolescence or lack of demand, write-offs are recorded for the difference between the cost and the estimated market value.

4. LOSS PER COMMON SHARE

Basic and diluted loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented. Potentially dilutive securities have been excluded from the diluted loss per common share computations in all periods presented as such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss. At September 30, 2008 and December 31, 2007, these potentially dilutive securities are as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
3% Convertible promissory note (as if converted basis)	9,243	9,243
0% Convertible promissory note (as if converted basis)	11,905	11,905
Outstanding warrants	27	62
Outstanding stock options	23,996	20,320

	45,171	41,530

On October 27, 2008, the Company announced a 6-to-1 reverse split of its common stock effective, November 4, 2008. See Note 13 “Subsequent Events” for further discussion.

5. CONTINGENT VALUE RIGHTS

As part of the merger with ACLARA BioSciences, Inc. (“ACLARA”), the Company issued Contingent Value Rights (“CVRs”) to ACLARA stockholders and was obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined at $0.88 per CVR and holders of assumed ACLARA options are entitled to receive a cash payment of $0.88, upon future exercise of those options. At September 30, 2008, assumed ACLARA options to purchase 2.3 million shares of the Company’s common stock were outstanding and exercisable. On October 27, 2008, the Company announced a 6-to-1 reverse split of its common stock effective, November 4, 2008. See Note 13 “Subsequent Events” for further discussion. The aggregate potential liability related to these options at September 30, 2008, was $2.1 million, which is reflected on the balance sheet in current liabilities. If all of these options were exercised, the Company would receive aggregate exercise proceeds of $4.4 million offset by the $2.1 million in CVR liability.

6. COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2008, the Company held several leases and subleases of buildings and office space in South San Francisco, California, as follows:

•	Two leases of approximately 41,000 and 40,000 square foot, respectively, of laboratory and office space through April 2018;

•	A sublease of approximately 27,000 square feet of laboratory and office space through May 2011.

As a result of the merger with ACLARA, at December 31, 2004, the Company assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. In 2007, the Company entered into a lease termination agreement with the landlord to terminate the lease prior to its scheduled expiry; however, the Company has an obligation to pay the landlord specified amounts over the remainder of the former lease term, or through June 2009. As of September 30, 2008, the remaining obligation was approximately $0.4 million, which is included in the table below. See Note 7 “Restructuring” for further analysis of restructuring charges.

At September 30, 2008, future minimum payments under the Company’s contractual obligations, excluding the lease assignment guarantee and CVR’s, are as follows:

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Purchase obligations	$806	$352	$35	$—	$1,193
Operating lease obligations	3,427	6,888	7,421	18,870	36,606
Equipment financing arrangements	93	33	—	—	126
0% Convertible Senior Unsecured Note	—	—	30,000	—	30,000
3% Senior Secured Convertible Note	—	25,000	—	—	25,000
3% Convertible Note interest payment (1)	750	662	—	—	1,412
Loans payable	10,000	—	—	—	10,000

Total	$15,076	$32,935	$37,456	$18,870	$104,337

(1)	Subject to certain limitations, the Company is entitled to make such interest payments using shares of its common stock.

In connection with the merger with ACLARA, the Company is obligated to make cash payments of $0.88 per share to holders of assumed ACLARA stock options upon future exercise of those options. See Note 5, “Contingent Value Rights,” for further discussion.

In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In October 2007, the Company extended the terms of the subleased office space relating to this lease assignment, which decreases our payment obligation in the event of default by the assignee. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.2 million in 2008; $0.6 million in 2009; $1.0 million in 2010 and $0.3 million in 2011.

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

The following table sets forth the components of the restructuring charges reflected as a current liability in the consolidated balance sheet and the remaining lease obligation as of September 30, 2008:

	Abandonment of Facilities	Severance	Total
	(In thousands)
Liabilities assumed in merger with ACLARA	$3,000	$1,054	$4,054
Amounts paid in cash	(4,354)	(1,054)	(5,408)
Change in estimate for restructuring costs related to Mountain View facility	1,812	—	1,812

Balance at September 30, 2008	$458	$—	$458

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

An event of default under the 0% Notes will occur if the Company: is delinquent in making certain payments due under the 0% Notes; fails to deliver shares upon conversion of the 0% Notes; fails to deliver certain required notices under the 0% Notes; fails, following notice, to cure a breach of any covenant under the 0% Notes, the securities purchase agreement, the registration rights agreement, the subordination agreement with Pfizer described below, or the indenture described below (together, the “Transaction Documents”); certain events of default occur with respect to other indebtedness; certain bankruptcy proceedings are commenced or orders granted; a representation or warranty made under the Transaction Documents is materially inaccurate and continues uncured following notice; the Company fails to file certain periodic reports with the Securities and Exchange Commission (subject to certain grace periods); or the Company incurs certain types of indebtedness prohibited under the terms of the 0% Notes. If an event of default occurs, the indebtedness under the 0% Notes could be accelerated, such that it becomes immediately due and payable. The Company is in compliance with all covenants under the 0% Notes as of September 30, 2008.

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

In accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, the Company elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the consolidated statement of operations. Accordingly, the change in the net carrying amount to the fair value recognized includes unamortized debt issuance costs. The Company used a binomial lattice model as the valuation technique to determine fair value using management assessment and inputs, which utilize inputs other than observable quoted prices that are observable for the asset or liability, either directly or indirectly. Inputs derived from quoted prices include the Company’s stock price, the average yield of

B- bonds and the prices of Treasury instruments. Input from management assessment includes the probability of certain events occurring during the term of the debt. For the three and nine months ended September 30, 2008, this valuation led to $1.6 million and $5.3 million in favorable adjustments, respectively, to the 0% Notes, reflected in the consolidated statement of operations. The valuation was favorable by $3.0 million and $2.6 million, net of debt issuance costs, respectively, for the three and nine months ended September 30, 2007. The fair value of the 0% Notes was $13.2 million and $18.5 million as of September 30, 2008 and December 31, 2007. The unpaid principal balance was $24.9 million and $23.8 million as of September 30, 2008 and December 31, 2007.

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

The Collaboration Agreement is a multiple element arrangement, including supply of the Trofile Assay in additional clinical studies (including expanded access programs in both the U.S. and outside the U.S.), supply of the Trofile Assay for clinical use outside of the U.S., reimbursement of costs for the establishment and operation of supply infrastructure outside of the U.S. and potential assistance to Pfizer in the establishment and operation of a second facility for processing of tropism assays. Under the guidelines of EITF 00-21, the Company accounts for the collaboration with Pfizer as a single unit of accounting due to the absence of established fair values of certain undelivered elements. Accordingly, the Company has deferred revenue under this collaboration until the earlier of establishment of fair values or completion of the deliverables. Additionally, related direct costs for the establishment and operation of supply infrastructure outside of the U.S. that are contractually reimbursable on a non-refundable basis under this collaboration have been deferred. As of September 30, 2008 and December 31, 2007, the Company had $20.5 million and $12.6 million of deferred revenue and $15.1 million and $8.0 million of deferred costs, respectively, under the Collaboration Agreement, within the U.S. and internationally.

On May 5, 2006, the Company also entered into a Note Purchase Agreement with Pfizer, which was amended in January 2007, as described in “0% Convertible Senior Unsecured Notes” Note above, pursuant to which it sold to Pfizer a 3% Senior Secured Convertible Note in the principal amount of $25 million (the “Pfizer Note”). The closing of the sale and issuance of the Pfizer Note occurred on May 19, 2006. The Pfizer Note matures four years from its date of issuance. The Company pays interest quarterly, in arrears, on March 31, June 30, September 30 and December 31 of each year, commencing on June 30, 2006. Subject to certain limitations, the Company is entitled to make such interest payments using shares of its common stock instead of cash.

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

Under the terms of the Pfizer Note, the Company is prohibited from incurring certain types of indebtedness, from permitting certain liens on its assets, entering into transactions with affiliates and entering into certain capital transactions such as dividend payments, stock repurchases, capital distributions or other similar transactions. It is also subject to certain other covenants as set forth in the Pfizer Note, including limitations on its ability to enter into new lines of business after issuance of the Pfizer Note. An event of default under the Pfizer Note will occur if the Company: is delinquent in making payments of principal or interest; fails, following notice, to cure a breach of a covenant under the Pfizer Note, the related security agreement or the Note Purchase Agreement; a representation or warranty under the Pfizer Note, the related security agreement or the Note Purchase Agreement is materially inaccurate; an acceleration event occurs under certain types of its other secured indebtedness outstanding from time to time; certain bankruptcy proceedings are commenced or orders granted or an event of default occurs or is continuing under the 0% Notes issued in January 2007. If an event of default occurs, the indebtedness under the Pfizer Note could be accelerated, such that it becomes immediately due and payable. The Company is in compliance with all covenants under the Pfizer Note as of September 30, 2008.

As a result of the issuance of the 0% Notes, the Company is required to value and account for certain derivative instruments that are embedded in the Pfizer Note with adjustments to the fair value reflected in the statement of operations in accordance with SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) and SFAS 157, “Fair Value Measurements” (“SFAS 157”). The Company elected to early adopt SFAS 159 to measure the Pfizer Note as a hybrid debt instrument in its entirety using the framework established by SFAS 157, for measuring fair value. At the initial adoption of SFAS 159, the Company recorded a favorable cumulative effect of a change in accounting principle adjustment to beginning accumulated deficit for the Pfizer Note of $2.2 million, resulting in a fair value of $22.8 million at January 1, 2007. The Company used a binomial lattice model as the valuation technique to determine fair value using management assessments and inputs, which utilize inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. For the three and nine months ended September 30, 2008, this valuation led to a $0.1 million unfavorable adjustment and a $1.0 million favorable adjustment, respectively, to the net carrying value of the Pfizer Note reflected in the consolidated statement of operations. The valuation was favorable by $1.3 million and $2.1 million, respectively, to the net carrying value of the Pfizer Note for the three and nine months ended September 30, 2007. As of September 30, 2008 and December 31, 2007, the carrying value of the Pfizer Note was $19.8 million and $20.8 million, respectively. The unpaid principal balance of the Pfizer Note was $25 million for both periods ended September 30, 2008 and December 31, 2007.

10. CREDIT AND SECURITY AGREEMENT

In December 2007, the Company amended its Credit and Security Agreement with Merrill Lynch Capital (subsequently acquired by General Electric, or “GE”) entered into on September 29, 2006. The Credit and Security Agreement (the “Credit Agreement”) provides the Company with a revolving credit line, with borrowings against eligible accounts receivable up to a maximum of $10 million. GE has been granted a security interest over certain of the Company’s assets, including its accounts receivable, intellectual property used or held for use in connection with its oncology testing business and inventory. The Credit Agreement expires in March 2010. As of September 30, 2008 and December 31, 2007, respectively, there was $10.0 million and $5.4 million outstanding under the revolving credit line, recorded as a loan payable in the financial statements.

Amounts borrowed under the Credit Agreement bear interest at a rate per annum equal to a published LIBOR rate plus 4.75%. As of September 30, 2008, the 1-month LIBOR rate was 2.49%. Amounts borrowed under the revolving credit line are repaid as the Company receives payment on its outstanding accounts receivable. The Credit Agreement also provides for the payment by the Company of an unused line fee, a collateral fee, a commitment fee and, in certain circumstances, a deferred commitment fee.

Under the terms of the Credit Agreement, the Company is prohibited from incurring certain types of indebtedness and certain liens on its assets. It is also subject to certain other affirmative and negative covenants as set forth in the Credit Agreement. An event of default under the indebtedness to GE will occur if, among other things, the Company: is delinquent in making payments of principal, interest or fees on the revolving credit line; fails, following notice, to cure a breach of a covenant under the Credit Agreement; a representation or warranty under the Credit Agreement is materially inaccurate; certain liquidation or bankruptcy proceedings are commenced or certain orders are granted against the Company; the security interests granted by the Company in favor or GE fail, in certain circumstances, to constitute valid security interests; or an acceleration event occurs under certain types of the Company’s other secured indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to GE under the Credit Agreement could be accelerated, such that it becomes immediately due and payable. The Company is in compliance with all covenants under the Credit Agreement as of September 30, 2008.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with FAS 157 as of September 30, 2008:

	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Cash equivalents:
US Government Treasury Bills	$2,997	$—	$2,997

Total financial assets	$2,997	$—	$2,997

Liabilities:
3% Convertible promissory note	$—	$19,826	$19,826
0% Convertible promissory note	—	13,171	13,171

Total financial liabilities	$—	$32,997	$32,997

The following table summarizes the Company’s Level 3 financial liabilities through September 30, 2008:

	3% Convertible Promissory Note	0% Convertible Promissory Note	Total
		(In thousands)
Balance as of December 31, 2007	$20,786	$18,511	$39,297
Fair value adjustment recorded in:
“Convertible debt valuation adjustment and interest (expense) income, net”	(1,167)	(3,568)	(4,735)

Balance as of March 31, 2008	19,619	14,943	34,562
Fair value adjustment recorded in:
“Convertible debt valuation adjustment and interest (expense) income, net”	59	(126)	(67)

Balance as of June 30, 2008	19,678	14,817	34,495
Fair value adjustment recorded in:
“Convertible debt valuation adjustment and interest (expense) income, net”	148	(1,646)	(1,498)

Balance as of September 30, 2008	$19,826	$13,171	$32,997

As of September 30, 2008, the carrying value of the Company’s cash and cash equivalents approximated their fair value and consists of bank deposits, money market accounts and U.S. Government Treasury Bills. The Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

12. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of adopting FIN 48. The Company is subject to taxation in the United States and various state and foreign jurisdictions. The tax years from 1995 through 2007, are subject to examination by the Internal Revenue Service due to the net operating losses generated in those years. The Company is currently not under any federal or state audits.

Interest and penalties are zero and the Company’s policy is to expense interest and penalties, if any, to income tax expense as incurred. Since the Company has a full valuation on all the deferred tax assets and does not expect to be profitable at least through December 2009, FIN 48 is not expected to have a material impact on the Company’s effective tax rate for the remainder of 2008. Additionally, the Company does not expect any material changes in unrecognized tax benefits in the next twelve months. The Company has not recognized any tax benefits as of September 30, 2008.

13. SUBSEQUENT EVENTS

On October 27, 2008, the Company announced that its Board of Directors approved a 6-to-1 reverse split of its common stock, as previously authorized and approved by the Company’s stockholders at the September 19, 2007 annual meeting. The Company’s common stock will begin trading on a post-split basis on November 4, 2008. As a result of the reverse stock split, every six shares of the Company’s common stock will be combined into one share of common stock. The reverse stock split affects all the Company’s common stock outstanding immediately prior to the effective time of the reverse stock split as well as the number of shares of common stock available for issuance under the Company’s equity incentive plans. In addition, the reverse stock split will effect a reduction in the number of shares of common stock issuable upon the conversion of outstanding convertible debt or upon the exercise of stock options or warrants. The Company’s common stock outstanding at September 30, 2008 was 135.1 million shares. Adjusting for the reverse stock split, the common stock outstanding at September 30, 2008 will be reduced to approximately 22.5 million shares and the number of authorized shares of common stock will be reduced from 200 million shares to 84 million shares.

The following table summarizes the Company’s pro forma basic and diluted net loss per common share on a reverse split basis using estimated weighted-average shares data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss before cumulative effect of change in accounting principle	(4,930)	(3,080)	(12,175)	(20,752)
Cumulative effect of change in accounting principle	—	—	—	2,242

Net loss after cumulative effect of change in accounting principle	$(4,930)	$(3,080)	$(12,175)	$(18,510)

Pro Forma basic and diluted net loss per common share before cumulative effect of change in accounting principle	$(0.22)	$(0.14)	$(0.54)	$(0.94)
Cumulative effect per share of change in accounting principle	—	—	—	0.10

Pro Forma basic and diluted net loss per common share after cumulative effect of change in accounting principle	$(0.22)	$(0.14)	$(0.54)	$(0.84)

Pro Forma weighted-average shares used in computing pro forma basic and diluted net loss per common share	22,510	22,066	22,434	22,001

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Monogram’s PhenoSense® and GeneSeq® products provide a practical method for measuring the impact of genetic mutations on human immunodeficiency virus, or HIV, drug resistance. This information is used to optimize various treatment options for the individual patient. We currently market phenotypic and genotypic resistance testing products directed at patients with HIV infection and the traditional drug classes of reverse transcriptase inhibitors, protease inhibitors and entry (fusion) inhibitors and have recently introduced a resistance assay for the integrase class. We also have a resistance test already used in research for the CCR5 antagonist class. In addition to these resistance tests, in 2007, we initiated commercial sales of the Trofile™ Co-Receptor Tropism Assay. Trofile is a patient selection assay for the new class of CCR5 antagonists. The first drug in this class, Selzentry™ (maraviroc) from Pfizer Inc (Pfizer), was approved by the FDA and by the European Commission in 2007. Upon approval of Selzentry in the U.S., we introduced our Trofile Assay commercially and it is now available to help physicians select patients for clinical use of Selzentry. Outside of the U.S., we are making Trofile available through our global collaboration with Pfizer.

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

Pharmaceutical companies are marketing numerous targeted drug therapies for the treatment of cancer and additional targeted therapies are in development. Our proprietary VeraTag technology provides an assay platform for analyzing very small amounts of tumor samples recovered and prepared in a variety of methods, including formalin fixation, the current standard technique in hospital pathology laboratories. We believe this analytical platform may be well suited for currently marketed drugs such as Herceptin® as well as the next generation of targeted cancer therapeutics. Conventional tests provide a qualitative measure of the presence of genes or proteins. The VeraTag technology permits the quantitative and accurate measurement of proteins and proteins in their activated form of homodimers and heterodimers. We believe that by making these measurements closer to the target of drugs we can provide a more reliable indicator of likely drug response or drug resistance, and thereby may permit the prediction, with a high degree of accuracy, of the likelihood of a patient’s cancer responding to a given therapy, facilitating the selection of more precise and effective therapeutic options. Our first product targeting cancer drug therapies, HERmark™, is available commercially, effective July 15, 2008, and is approved for routine testing in our Clinical Laboratory Improvement Amendments, or CLIA, certified clinical reference laboratory. HERmark is focused on testing patients with breast cancer and clinical studies are in progress to determine its clinical utility. We are developing additional assays related to other protein drug targets and signaling pathways that are key drivers of the proliferation or survival of cancer cells, both in breast cancer and other cancers.

We have incurred losses each year since inception. As of September 30, 2008, we had an accumulated deficit of approximately $299.7 million. We expect to incur additional operating losses at least through December 2009 as we further develop the VeraTag technology, transfer the assays into the clinical laboratory, conduct clinical studies and further commercialize VeraTag assays.

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

In accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, the Company elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the consolidated statement of operations. For the three and nine months ending September 30, 2008, the valuation led to a $1.6 million and $5.3 million decrease to the carrying value of the 0% Notes, reflected in the consolidated statement of operations. The fair value and unpaid principal balance of the 0% Notes was $13.2 million and $24.9 million as of September 30, 2008.

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

The Pfizer collaboration is a multiple element arrangement, including supply of the Trofile Assay in additional clinical studies (including expanded access programs in both the U.S. and outside the U.S.), supply of the Trofile Assay for use outside of the U.S., reimbursement of costs for the establishment and operation of supply infrastructure outside of the U.S. and potential assistance to Pfizer in the establishment and operation of a second facility for processing of tropism assays. Under the guidelines of EITF 00-21, we have determined that the collaboration with Pfizer should be accounted for as a single unit of accounting due to the absence of established fair values of certain undelivered elements. Accordingly, we have deferred revenue under this collaboration until the earlier of establishment of fair values or completion of the deliverables. Additionally, related direct costs for the establishment and operation of supply infrastructure outside of the U.S. that are contractually reimbursable on a non-refundable basis under this collaboration have been deferred. As of September 30, 2008, we had $20.5 million of deferred revenue and $15.1 million of deferred costs, respectively, under the Collaboration Agreement.

As a result of the issuance of the 0% Notes, we were required to value and account for certain derivative instruments that are embedded in the Pfizer Note. We elected to early adopt SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” to measure the Pfizer Note as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the consolidated statement of operations. At the initial adoption of SFAS 159, we recorded a cumulative-effect of a change in accounting principle for the Pfizer Note of $2.2 million, resulting in a fair value of $22.8 million at January 1, 2007. For the three and nine month period ended September 30, 2008, the valuation led to a $0.1 increase and $1.0 million decrease, respectively, to the carrying value of the Pfizer Note, which is reflected as a non-operating credit in the consolidated statement of operations. For the nine month period ending September 30, 2008, the carrying value and unpaid principal balance of the Pfizer Note was $19.8 million and $25.0 million, respectively.

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

CONSOLIDATED RESULTS OF OPERATIONS

Three and Nine months ended September 30, 2008 and 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Product revenue	$15,550	$8,745	$44,997	$26,751
Contract revenue	484	463	1,991	1,266
License revenue	108	1,186	123	1,486

Total revenue	$16,142	$10,394	$47,111	$29,503

Revenue. Revenue was $16.1 million and $47.1 million for the three and nine months ended September 30, 2008, respectively, as compared to $10.4 million and $29.5 million for the corresponding periods in 2007. The increase in total revenue for the three and nine months ended September 30, 2008, as compared to the corresponding periods in 2007, was driven primarily by product revenue from Trofile used for selecting HIV patients to be treated with Selzentry, Pfizer’s CCR5 antagonist, and by product revenue from the use of our PhenoSense resistance test and Trofile in a phase III trial by a pharmaceutical company customer. Product revenue consists primarily of revenue generated from our HIV resistance testing, Tropism testing and HIV pharmaceutical testing.

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

Contract revenue is from the National Institutes of Health, or NIH, research grants and other non-product and non-license revenue. In 2008, these sources of revenue increased $0.7 million from $1.3 million for the nine month period ended September 30, 2007, to $2.0 million for the nine month period ended September 30, 2008, due to increased grant-related activity. We have an active program of applying for NIH funding and currently have a number of active grants that we believe will help support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics.

License revenue consists of revenue from Caliper Life Sciences, Inc. for the microfluidics patent portfolio acquired in our merger with ACLARA in 2004. Under a license agreement, Caliper is obligated to pay ongoing royalties related to product and service revenues that encompass the use of our patents, and royalty sharing for any sublicense revenue generated by Caliper. We recorded nominal license revenues for both the three and nine months ended September 30, 2008.

We anticipate quarterly variations in revenue due primarily to fluctuations in the timing of various planned and ongoing clinical studies conducted by pharmaceutical companies. Schering-Plough’s phase III trial of vicriviroc in treatment experienced patients has now completed enrollment. This was a substantial source of revenue for the three months ended September 30, 2008; however, this revenue could be substantially less for the three months ended December 31, 2008 and beyond as the trial is winding down.

We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 25% and 21%, respectively, of our product revenue for the three and nine months ended September 30, 2008, compared to 18% and 21% for the corresponding periods in 2007. Other significant customers included: Schering-Plough representing approximately 12% and 15% for the three and nine months ended September 30, 2008, respectively, compared to 4% for both corresponding periods in 2007; Quest Diagnostics Incorporated representing approximately 9% and 10% for the three and nine months ended September 30, 2008, respectively, compared to 10% and 11% for the corresponding periods in 2007; Laboratory Corporation of America representing approximately 6% and 7% for the three and nine months ended September 30, 2008, respectively, compared to 10% and 12% for the corresponding periods in 2007.

Cost of product revenue. Cost of product revenue was $7.6 million and $21.1 million for the three and nine months ended September 30, 2008, compared to $5.8 million and $16.8 million for the corresponding periods in 2007. Product gross margins were 51% and 53% for the three and nine months ended September 30, 2008, compared to 34% and 37% for the corresponding periods in 2007. The increases in product gross margin in 2008, as compared to the corresponding periods in 2007, were primarily due to the commercial introduction of Trofile and the related increase in Trofile revenue as well as increased HIV pharmaceutical testing revenue. We anticipate that gross margins on product revenue will continue to be affected by these factors. We believe that our potential future oncology products will have a higher gross margin than our HIV products.

Research and development. Research and development costs were $6.3 million and $18.6 million for the three and nine months ended September 30, 2008, as compared to $3.8 million and $14.3 million for the corresponding periods in 2007. The increases for the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007, were primarily due to increased personnel costs and contracting expenses focused on our oncology programs.

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

Research and Development Expenses Funded by Grants and Development Contracts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
NIH Grants:
HIV assays	$284	$342	$1,230	$872
HIV database	191	76	703	230
HCV assay	9	45	58	138
Commercial assay development and other projects	—	—	—	26

Total	$484	$463	$1,991	$1,266

Below is a summary of our products in development for HIV and other infectious diseases.

Infectious disease products in development	Status
Replication Capacity HIV, a measurement of fitness	In development	(1)
PhenoSense HIV Entry, entry inhibitor assay	In development	(2)
GeneSeq HIV Entry, entry inhibitor assay	In development	(3)
GeneSeq HIV Integrase, integrase inhibitor assays	In development	(4)
PhenoSense HIV Antibody Neutralization, a vaccine development and evaluation assay	In development	(5)
PhenoSense and GeneSeq HIV Assembly/Maturation, virus assembly or maturation inhibitor assays	In development	(6)
PhenoSense HCV, a phenotypic hepatitis C inhibitor assay	In development	(7)
GeneSeq HCV, a genotypic hepatitis C inhibitor assay	In development	(7)

(1)	The Replication Capacity HIV assay has been validated in our clinical laboratory, and the data is currently reported on our PhenoSense HIV and PhenoSense GT tests both for pharmaceutical company customers and for patient testing. Clinical development work continues.

(2)	The PhenoSense HIV Entry Assay has been validated in our clinical laboratory for the subclass of entry inhibitors that block host cell-virus membrane fusion, such as enfuvirtide (Fuzeon), and is available to pharmaceutical company customers and for patient testing. The assay is also available to pharmaceutical company customers to evaluate subclasses of entry inhibitors in development or recently approved, such as receptor and co-receptor antagonists (e.g. maraviroc, vicriviroc), but this assay has not yet been validated in the clinical laboratory for such use in patient testing.

(3)	The GeneSeq HIV Entry Assay is available to pharmaceutical company customers to evaluate subclasses of entry inhibitors in development or recently approved, such as receptor and co-receptor antagonists (e.g. maraviroc, vicriviroc) but this assay has not yet been validated in the clinical laboratory for such use in patient testing.

(4)	The GeneSeq HIV Integrase assays has been validated for research purposes and is available to pharmaceutical company customers.

(5)	The PhenoSense HIV Antibody Neutralization assay has been validated for research purposes and available to pharmaceutical company customers. With NIH funding, additional development work related to the use of our assays in HIV vaccine development is being conducted.

(6)	The PhenoSense and GeneSeq HIV Assembly/Maturation inhibitor assays are in development. We are conducting additional development work on these assays.

(7)	The GeneSeq HCV (NS5B) assay has been validated for research purposes and is available to pharmaceutical company customers. We are currently developing the GeneSeq HCV (NS3) and PhenoSense HCV assays with partial funding from a pharmaceutical company customer.

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

Sales and marketing. Sales and marketing expenses were $4.4 million and $12.9 million for the three and nine months ended September 30, 2008, compared to $4.2 million and $12.3 million for the corresponding periods in 2007. The increases for the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007, were primarily due to the expansion of our sales force offset by lower marketing activities. We expect that our sales and marketing expenses for promotional programs as well as for sales and marketing personnel will increase with the commercialization of HERmark.

General and administrative. General and administrative expenses were $4.1 million and $12.8 million for the three and nine months ended September 30, 2008, compared to $4.3 million and $12.1 million for the corresponding periods in 2007. The $0.7 million increase for the nine month period ending September 30, 2008 as compared to the corresponding period in 2007, was primarily due to higher personnel costs, facilities expenses and professional services fees.

Stock-based Compensation. Stock-based compensation expenses related to employee stock option awards and employee stock purchases recognized under SFAS 123R were $1.2 million and $3.4 million for the three and nine months ended September 30, 2008, compared to $0.7 million and $3.0 million for the corresponding periods in 2007. The table below sets out stock-based compensation expenses recognized under SFAS 123R for the three and nine months ended September 30, 2008 and 2007, including CVR expenses related to options that vested in the period. The increases in stock-based compensation expenses for the three and nine months ended September 30, 2008 as compared to the corresponding periods in 2007, were primarily due to certain assumed ACLARA options which expired in July 2007, resulting in a favorable adjustment to the related CVR liability of $0.5 million, which was recorded in research and development stock-based compensation expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Cost of product revenue	$153	$123	$437	$352
Research and development	304	(147)	906	402
Sales and marketing	318	261	838	879
General and administrative	429	468	1,246	1,348

	$1,204	$705	$3,427	$2,981

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

Convertible debt valuation adjustments and interest income, net. Convertible debt valuation adjustments were favorable by $1.5 million and $6.3 million for the three and nine months ended September 30, 2008, as compared to $4.2 million and $4.7 million, net of debt issuance costs, for the corresponding periods in 2007. In January 2007, we issued $30 million principal amount of the 0% Notes for an aggregate purchase price of approximately $22.5 million. Pursuant to the guidelines set forth in SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” we elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the statement of operations. As a result of the issuance of the 0% Notes, we were required to value and account for certain derivative instruments embedded in the Pfizer Note with adjustments to the fair value reflected in the statement of operations. We elected to early adopt SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” to measure the Pfizer Note as a hybrid debt instrument in its entirety using the framework established by SFAS 157 for measuring fair value. For the three and nine months ended September 30, 2008, this valuation led to a $0.1 million increase and $1.0 million decrease, respectively, to the net carrying value of the Pfizer Note and a $1.6 million and $5.3 million decrease, respectively, to the net carrying value of the 0% Notes, to fair value. Such adjustments could be substantial in future quarters in certain circumstances, such as if the Company’s common stock price is higher or lower than at September 30, 2008.

We recorded approximately $275,000 in interest expense, net, and $35,000 in interest income, net, for the three and nine months ended September 30, 2008, respectively, as compared to $96,000 and $400,000 of interest income, net, for the corresponding periods in 2007.

Cumulative effect of change in accounting principle. We elected to early adopt SFAS 159, effective January 1, 2007, to measure the fair value of the Pfizer Note as a hybrid debt instrument in its entirety with adjustments to the fair value reflected as a non-operating expense in the consolidated statement of operations. The impact of adopting SFAS 159 resulted in a cumulative effect adjustment of a change in accounting principle of $2.2 million as of January 1, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We expect that our available cash, cash equivalents of $21.8 million at September 30, 2008, as well as funds provided by the sale of our products, contract revenue, and borrowings under accounts receivable and equipment financing arrangements will be adequate to fund our operations at least for the next twelve months.

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

Net cash used in operating activities for the nine months ended September 30, 2008, was $13.0 million as compared to net cash used of $20.1 million for the nine months ended September 30, 2007. Cash flows from operating activities primarily relates to net operating losses and can vary significantly due to various factors including changes in accounts receivable, accrued liabilities and deferred revenue related to new arrangements with customers. The average collection period of our accounts receivable as measured in days sales outstanding can vary and is dependent on various factors, including the type of revenue (i.e. patient testing, pharmaceutical company testing or contract revenue), the payment terms related to that revenue, and whether the related revenue was recorded at the beginning or end of a period.

Net cash provided by investing activities of $10.0 million for the nine months ended September 30, 2008, resulted primarily from net maturities of short-term investments of $11.9 million offset by capital expenditures of $1.9 million. Net cash provided by investing activities of $10.3 million for the nine months ended September 30, 2007, resulted primarily from net maturities of short-term investments of $12.0 million offset by capital expenditures of $1.7 million.

Net cash provided by financing activities of $6.1 million for the nine months ended September 30, 2008, resulted from net proceeds of $5.6 million from loans payable and $0.5 million in proceeds from common stock issuance under our employee stock purchase place for approximately 0.5 million shares of common stock. Net cash provided by financing activities of $20.1 million for the nine months ended September 30, 2007, resulted primarily from $20.7 million in proceeds from the 0% Notes, net loan payments of $1.8 million and $1.2 million in proceeds from the issuance of common stock related to the exercise of employee stock options and purchases under our employee stock purchase plan for approximately 0.8 million shares of common stock.

As of September 30, 2008, we held several leases and subleases of buildings and office space in South San Francisco, California as follows:

•	Two leases of approximately 41,000 and 40,000 square feet, respectively, of laboratory and office space through April 2018;

•	A sublease of approximately 27,000 square feet of laboratory and office space through May 2011.

In connection with the merger with ACLARA, we issued CVRs to ACLARA stockholders and were obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined to be $0.88 per CVR and holders of assumed ACLARA options are entitled to receive a cash payment of $0.88, upon future exercise of those options. At September 30, 2008, assumed ACLARA options to purchase 2.3 million shares of the Company’s common stock were outstanding and exercisable. Upon exercise of these vested options, the Company would receive aggregate exercise proceeds of $4.4 million, offset by the CVR payments of $2.1 million. See Note 5, “Contingent Value Rights,” of the financial statements for further discussion.

As a result of the merger with ACLARA, at December 31, 2004, we assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. On February 7, 2007, we entered into a lease termination agreement with the landlord to terminate the lease prior to its scheduled expiry. The termination of the lease was subject to a specified third party executing a new lease with the landlord on terms and conditions satisfactory to the landlord and the landlord has subsequently notified us that this occurred. We have an obligation to pay the landlord specified amounts over the remainder of the former lease term, or through June 2009. As of September 30, 2008, the remaining obligation was approximately $0.4 million, which is included in the table below.

At September 30, 2008, future minimum payments under our contractual obligations, excluding the lease assignment guarantee and CVR’s, are as follows:

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Purchase obligations	$806	$352	$35	$—	$1,193
Operating lease obligations	3,427	6,888	7,421	18,870	36,606
Equipment financing arrangements	93	33	—	—	126
0% Convertible Senior Unsecured Note	—	—	30,000	—	30,000
3% Senior Secured Convertible Note	—	25,000	—	—	25,000
3% Convertible Note interest payment (1)	750	662	—	—	1,412
Loans payable	10,000	—	—	—	10,000

Total	$15,076	$32,935	$37,456	$18,870	$104,337

(1)	Subject to certain limitations, we are entitled to make such interest payments using shares of our common stock.

Off-balance sheet arrangements. In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In October 2007, we extended the terms of the subleased office space relating to this lease assignment, which decreases our payment obligation in the event of default by the assignee. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.2 million in 2008; $0.6 million in 2009; $1.0 million in 2010 and $0.3 million in 2011.

The contractual obligations discussed above are fixed costs. If we are unable to generate sufficient cash from operations to meet these contractual obligations, we may have to raise additional funds. These funds may not be available on favorable terms or at all.

Long term capital and liquidity considerations. We expect that we will have to make substantial investments in operating and capital expenditures as we develop and commercialize new clinical testing products and expand the availability of our current testing products. For the nine months ended September 30, 2008, our capital expenditures were approximately $1.9 million. While we do not currently have any additional material commitments for future capital expenditures, we expect to incur capital expenditures for our existing facilities. In the future, we may incur additional capital expenditures as we expand our clinical laboratory to accommodate commercial availability of VeraTag assays for oncology, expand our commercial infrastructure in anticipation of the introduction of other oncology products, potentially establish an FDA compliant manufacturing facility and make our HIV and oncology assays available globally in support of drugs for which our tests may be important diagnostics.

From time to time, we may consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, with the goal of growing our business and maximizing stockholder value. Such transactions, if any, could materially affect our future liquidity and capital resources. We may need to obtain additional funding by entering into new collaborations and strategic partnerships to enable us to develop and commercialize our products. Even if we receive funding from future collaborations and strategic partnerships, we may need to raise additional capital in the public equity markets, through private equity financing or through debt financing. Equity and debt financings may be significantly more difficult if current market conditions do not improve or if they deteriorate further. Any additional equity financing may also be dilutive to stockholders, and debt financing, if available, may involve additional restrictive covenants. Our failure to raise capital, when needed, may harm our business and operating results.

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

As of September 30, 2008, the Company has moved its funds available for investing into cash equivalents such as money market accounts and short-term U.S. Government Treasury Bills. However, we may continue to have risk exposure to our holdings in cash, money market accounts and cash equivalents, which may adversely impact the fair value of our holdings. As of September 30, 2008, there were no indicators of credit risk impact to the valuation of our current cash, money market accounts and other cash equivalents.

The fair market value of the 0% Notes, Pfizer Note and interest cost to us under the revolving credit line with GE are also subject to interest rate risk. Generally, the fair market value of the 0% Notes and the Pfizer Note will increase as interest rates fall and decrease as the interest rates rise, but the interest rate changes do not impact our financial position, cash flows or results of operations. Additionally, the fair market value of our debt obligations includes input from management regarding the probability of certain events occurring during the term of the debt. Assuming a hypothetical increase of two percentage points in probability of fundamental change and one percentage point in the probability of default, the fair value of our Pfizer Note and 0% Note, as of September 30, 2008, would have potentially increased by approximately $0.1 million and $0.5 million, respectively. We also have exposure to changes in interest rates on our revolving credit line with GE, which bears interest at a rate per annum equal to a published LIBOR rate plus 4.75%. As of September 30, 2008, $10 million was outstanding under the revolving credit line.

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

We have marked with an asterisk (*) those risk factors below that reflect changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2008, as amended.

We have not achieved profitability and we anticipate continuing losses, which may cause our stock price to fall. *

We have experienced significant losses each year since inception, and we expect to continue to incur additional losses as we continue developing the VeraTag technology and commercializing products for oncology. We have experienced losses applicable to common stockholders of $12.2 million for the nine months ended September 30, 2008. As of September 30, 2008, we had an accumulated deficit of approximately $299.7 million. We expect to continue to incur losses, primarily as a result of expenses related to:

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

New classes of drugs for treatment of HIV, including new drugs, such as Pfizer’s CCR5 antagonist, Selzentry, may not be successful. While Selzentry has been approved by the FDA and is in use, it may not achieve significant market adoption, other drugs in the class may not be successful in clinical trials and may not be approved by the FDA, and the drugs may not require our testing services. If Selzentry is successful in gaining market acceptance, and if additional drugs are approved by the FDA and require our testing services, we may not be able to adequately meet the demand for these services in all markets.

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

With the approval of Selzentry, patient testing use of the Trofile assay could be an important source of future testing revenue for us. While the FDA-approved label for Selzentry states that tropism testing should guide the use of Selzentry, there is no guarantee that our testing services will continue to be used by physicians. If such use does not continue and grow then the Trofile Assay will not generate significant future patient testing revenues for us. If Selzentry is successful in gaining market acceptance, we may not be able to deliver our testing services on a global basis in support of the drugs, which could damage our market position, adversely affect our business, and cause our revenues to decline. While there are a number of such new drugs in development, Pfizer’s CCR5 antagonist, Selzentry, has the most significance to our near term business as it has been approved by the FDA. Any difficulty related to Selzentry would have a serious adverse affect on our revenues and business. If safety or efficacy concerns arise related to Selzentry, or to the entire class of CCR5 antagonists, all use and additional clinical trials related to this class of drugs could be terminated, Selzentry may not remain on the market and additional drugs might not be approved by the FDA, which would abruptly and negatively impact our revenues.

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

We derive a significant portion of our revenues from a small number of customers and our revenues may decline significantly if any major customer cancels, reduces or delays a purchase of our products. *

Our revenues to date consist, and are anticipated to consist for the remainder of 2008, largely of sales of HIV testing products. We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 25% and 21% of our product revenue for the three and nine months ended September 30, 2008, compared to 18% and 21% for the corresponding periods in 2007. Additionally, gross accounts receivable balances from Medicare and Medicaid represented 41% and 32% of our total accounts receivable balance at September 30, 2008 and December 31, 2007, respectively. Other significant customers included: Schering-Plough representing approximately 12% and 15% for the three and nine months ended September 30, 2008, respectively, compared to 4% for both corresponding periods in 2007; Quest Diagnostics Incorporated representing approximately 9% and 10% for the three and nine months ended September 30, 2008, respectively, compared to 10% and 11% for the corresponding periods in 2007; Laboratory Corporation of America representing approximately 6% and 7% for the three and nine months ended September 30, 2008, respectively, compared to 10% and 12% for the corresponding periods in 2007. It is likely that we will continue to have significant customer concentration in the future.

Following our entry into the Collaboration Agreement with Pfizer in May 2006, and the amendment of our services agreement with Pfizer, we expect Pfizer’s significance as a customer will grow. As of September 30, 2008 and 2007, we had approximately $20.5 million and $6.1 million of deferred revenue under the Pfizer Collaboration. Although certain of our agreements with pharmaceutical company customers have provisions for minimum purchases, these provisions are generally subject to annual renewal or cancellation provisions. The loss of any major customer, a slowdown in the pace of increasing physician and physician group sales as a percentage of sales, cancellation or non-renewal of agreements with pharmaceutical company customers, the delay of significant orders from any significant customer, even if only temporary, or delays or terminations of clinical trials by pharmaceutical company customers, could have a significant negative impact on our revenues and our ability to fund operations from revenues, generate cash from operations or achieve profitability.

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

Products based on the VeraTag technology could be delayed or precluded by regulatory, clinical or technical obstacles, thereby delaying or preventing the development, introduction and commercialization of these new products and adversely impacting our revenue and profitability. *

In July 2008, our first VeraTag product, HERmark Breast Cancer Assay, became available to physicians throughout the U.S. for assessment of HER2 status in patients with breast cancer. We continue to develop other testing products for use in connection with the treatment of cancer patients. These products will also be based on our proprietary VeraTag technology and are expected to leverage our experience in patient testing for HIV. We expect that the development and commercialization of VeraTag assays for use in clinical trials by pharmaceutical and biotechnology customers could exceed one year. The completion of these research and development activities is subject to a number of risks and uncertainties including the extent of clinical trials required for regulatory and marketing purposes, the timing and results of clinical trials, inability to access tumor samples on which to conduct studies of the correlation between measurements by VeraTag assays and clinical outcomes, failure or delay in validating the technology in clinical trials, failure to have results of clinical studies published in peer reviewed journals, and failure to achieve necessary regulatory approvals. These factors make it impossible to predict with any degree of certainty whether we will be able to complete the development of commercial products utilizing VeraTag technology or if we are able to do so what the cost and timing of such completion may be.

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

With the broadening of our business from infectious disease to oncology, we are a larger and broader organization. If our management is unable to adequately manage the company, our operating results will suffer. *

As of September 30, 2008, our total number of employees was 379. We have limited experience in commercializing testing products for use in the oncology field. We face challenges inherent in efficiently managing an increased number of employees and addressing new markets, including the need to implement appropriate systems, policies, benefits and compliance programs and the need to build a sales organization focused on oncologists.

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

Billing complexities associated with health care payers could delay our accounts receivable collection, impair our cash flow and limit our ability to reach profitability. *

Billing for laboratory services is complex. Laboratories must bill various payers, such as Medicare, Medicaid, insurance companies, doctors, employer groups and patients, all of whom have different requirements. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 25% and 21% of our revenue for the nine months ended September 30, 2008 and 2007, respectively. In addition, gross accounts receivable balances from Medicare and Medicaid represented 41% and 32% of our gross accounts receivable balance at September 30, 2008 and December 31, 2007, respectively. Billing difficulties often result in a delay in collecting, or ultimately an inability to collect, the related receivable. This impairs cash flow and ultimately reduces profitability if we are required to record bad debt expense and/or contractual adjustments for these receivables. We recorded bad debt expense of $0.7 million and $0.6 million for the nine months ended September 30, 2008 and 2007, respectively.

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

With respect to our viral disease portfolio, as of September 30, 2008, we have approximately 105 granted, issued, allowed and pending patent applications in the United States and in other countries, including 27 issued patents. With respect to our potential oncology products and VeraTag technology, we currently have approximately 69 granted, issued, allowed and pending patent applications in the United States and in other countries, including 23 issued patents. We have 101 granted, issued, allowed and pending patent applications in the United States and in other countries, including 80 issued or allowed patents, relating to the historic microfluidics business of ACLARA.

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

We may lose some or all of the value of some of our short term investments. *

We engage one or more third parties to manage some of our cash consistent with an investment policy that allows a range of investments and maturities. The investments are intended to preserve principal while providing liquidity adequate to meet projected cash requirements. Risks of principal loss are intended to be minimized through diversified short and medium term investments of high quality, but the investments are not, in every case, guaranteed or fully insured. In light of recent changes in the credit market, some high quality short term investment securities, similar to the types of securities that we invest in, have suffered illiquidity or events of default. From time to time, we may suffer losses on our short term investment portfolio, which could have a material adverse impact on our operations. Due to current market conditions, our cash available for investing has been placed in short-term U.S. Government Treasury Bills and money market accounts as of September 30, 2008.

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

Concentration of ownership among some of our stockholders may prevent other stockholders from influencing significant corporate decisions. *

As of September 30, 2008, approximately 44% of our common stock is beneficially held by our directors, our executive officers, and greater than five percent stockholders. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control of Monogram Biosciences at a premium price if these stockholders oppose it.

If our stockholders or convertible note holders sell substantial amounts of our common stock, the market price of our common stock may fall. *

If our stockholders or convertible note holders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, or conversion of our outstanding convertible debt, the market price of our common stock may fall. As of September 30, 2008, we had outstanding options under our employee stock options plan to purchase 24.0 million shares of our common stock, which represents approximately 18% of our common stock outstanding on September 30, 2008, at a weighted-average price of $2.08 per share. Our outstanding convertible notes are convertible at the option of the holders into shares of our common stock. We registered both the shares of common stock issuable upon conversion of the 0% Notes and the shares issuable upon conversion of the Pfizer Note. Accordingly, so long as these registration statements are effective, the common stock issued upon conversion of the 0% Notes and the Pfizer Note will be freely tradable in the public markets without restriction. The conversion of these notes into common stock could result in the issuance of a substantial number of shares and substantial dilution to our stockholders. Sales of substantial amounts of our common stock, including hedging activities by our convertible note holders, or the perception that such sales could occur, whether currently outstanding, or issued as the result of option exercises or conversion of convertible debt, might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Sales of a substantial number of shares could occur at any time. This may decrease the price of our common stock and may impair our ability to raise capital in the future.

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

Our stock price may be volatile, and our common stock could decline in value or may be delisted from the NASDAQ Global Market. *

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Our stock price has fluctuated widely during the last few years from a low closing price of $0.45 per share in October 2008 to a high of $4.40 per share in January 2004. The following factors, in addition to other risk factors described in this section, may have a significant negative impact on the market price of our common stock:

•	period-to-period fluctuations in financial results;

•	financing activities; including investor’s perceptions of our future financing needs;

•	hedging activities by holders of our convertible notes;

•	litigation;

•	delays in product introduction, launches or enhancements, including delays in completing the development of the VeraTag technology and products based on that technology;

•	announcements of technological innovations or new commercial products by our competitors;

•	results from clinical studies;

•	adverse developments in the clinical trials of drugs under development by our pharmaceutical company customers;

•	adverse clinical or regulatory developments related to drugs, such as Pfizer’s Selzentry, for which our tests are used in patient selection or monitoring;

•	developments concerning proprietary rights, including patents;

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or our own products or products under development;

•	regulatory developments in the United States and foreign countries;

•	changes in payer reimbursement policies or developments related to the potential reimbursement of new products such as Trofile;

•	limitations on the ability to recognize revenue from complex collaborations; and

•	economic and other external factors or other disaster or crisis.

A low or volatile stock price may negatively impact our ability to raise capital and to attract and maintain key employees. Additionally, in order for our common stock to continue to be quoted on the NASDAQ Global Market, or NASDAQ, we must satisfy various listing maintenance standards established by the NASDAQ, including, among other things, a requirement that our stock price consistently trades at or above $1.00 per share. We have had and may continue to have periods when our stock has not traded at the levels required by NASDAQ rules.

The bid price of our common stock has been less than $1.00 each trading day since August 13, 2008. On October 1, 2008, we received notice from NASDAQ indicating that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ. We were given 180 calendar days, or until March 30, 2009, to regain compliance with this listing requirement. On October 22, 2008, NASDAQ advised us that it had suspended the enforcement of the rules requiring a minimum $1.00 closing bid price for all NASDAQ listed companies until January 19, 2009. Following the end of this suspension period and the 166 days balance of our initial 180 compliance period, we expect to receive a staff determination letter from NASDAQ if we have not regained compliance by that time.

On October 27, 2008, we announced that our Board of Directors approved a 6-to-1 reverse split of our common stock, as previously authorized and approved by our stockholders at the September 19, 2007 annual meeting. Our common stock will begin trading on a post-split basis on November 4, 2008. As a result, every six shares of our common stock will be combined into one share of common stock. There can be no assurance that the reverse split will have the effect of increasing the per share price by six times or of maintaining the per share price at a higher level over time.

If we were to be delisted from the NASDAQ and move to an alternative market, which may be less efficient and less broad-based, we may have difficulty accessing capital markets for additional funding, and our stockholders may experience reduced liquidity. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. In addition, if at any time we are not listed on the NASDAQ, or approved for trading and/or eligible for quotation on an established automated over-the-counter trading market in the United States, including the OTC Bulletin Board, our outstanding convertible notes are subject to repurchase, which could have a severe adverse affect to our financial position.

Unstable market conditions may have serious adverse consequences on our business. *

The recent economic downturn and market instability has made the business climate more volatile and more costly. Our general business strategy may be adversely affected by unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, a radical economic downturn or increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans or plans to acquire additional technology.

There is a risk that one or more of our current service providers, manufacturers and other partners may encounter difficulties during challenging economic times, which would directly affect our ability to attain our operating goals on schedule and on budget.

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

The following sets forth the number of shares of our common issued in the third quarter of 2008. For these issuances, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”):

On July 1, 2008, we issued 189,911 shares of our common stock to Pfizer Inc representing interest payment under the 3.0% Senior Secured Convertible Note Due May 19, 2010, as amended and restated January 12, 2007.

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

MONOGRAM BIOSCIENCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on October 31, 2008.

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