Form 10-K
period 2008-12-31
Monogram Biosciences, Inc.
filed 2009-02-13
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2008 was $98,723,493.*

The number of shares outstanding of the Registrant’s Common Stock was 22,963,153 as of February 6, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A in connection with the 2009 Annual Meeting of Stockholders (the “2009 Annual Meeting”), is incorporated by reference into Part III of this Report.

*	Excludes 7,913,493 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds 5% of the Registrant’s Common Stock outstanding. The number of shares owned by such persons was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding development and commercialization of our proposed products and services, and the possible growth of our business into new markets. These statements, which sometimes include words such as “expect,” “goal,” “may,” “anticipate,” “should,” “continue,” “plan,” or “will,” reflect our expectations and assumptions as of the date of this Annual Report based on currently available operating, financial and competitive information. Actual results could differ materially from those in the forward-looking statements as a result of a number of factors, including our ability to successfully complete the development and clinical validation of assays in addition to HERmark™ based on the VeraTag™ technology platform and commercialize these assays for guiding treatment of cancer patients, the potential role of our assays in the development and use of new classes of human immunodeficiency virus, or HIV, drugs such as CCR5 antagonists including Selzentry™, the market acceptance of our products, the effectiveness of competitive products, new products and technological approaches, the risks associated with our dependence on patents and proprietary rights, the possible infringement of the intellectual property rights of others, and our ability to raise additional capital if needed. These factors and others are more fully described in “Risk Factors” and elsewhere in this Form 10-K. We assume no obligation to update any forward-looking statements. PhenoSense™, PhenoSenseGT™, Trofile™, HERmark and VeraTag are trademarks of Monogram Biosciences, Inc. Herceptin® is a registered trademark of Genentech, Inc. Selzentry is a trademark of Pfizer Inc.

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

Through this process, we have become a leader in developing and commercializing innovative products that help guide and improve the treatment of infectious diseases and cancer. In the future, we plan to seek opportunities to address an even broader range of serious diseases. Our goal with personalized medicine is to enable the management of diseases at the individual patient level through the use of sophisticated diagnostics that permit the targeting of therapeutics to those patients most likely to respond to or benefit from them, thereby offering the right treatment to the right patient at the right time.

Over the last several years, we have built our business based on the personalized medicine approach to human immunodeficiency virus (“HIV”) with drug resistance testing products and, more recently, with a unique patient selection test, Trofile. With the commercialization in 2008 of the first product based on our proprietary VeraTag™ technology, we have begun to leverage the experience and infrastructure built in the HIV market to the larger market opportunity in cancer.

In HIV, our phenotypic and genotypic resistance testing products provide a practical method for measuring the impact of genetic mutations on HIV drug resistance. This information is used to optimize treatment options for the individual patient. We currently market these resistance testing products to assess, in individual HIV patients, their susceptibility to HIV drugs in the drug classes of reverse transcriptase inhibitors, protease inhibitors, entry (fusion) inhibitors and integrase inhibitors. In addition to these resistance tests, in 2007, we initiated commercial sales of the Trofile Co-Receptor Tropism Assay. Trofile is a patient selection assay for the new class of CCR5 antagonists. The first drug in this class, Selzentry (maraviroc) from Pfizer Inc (Pfizer), was approved by the U.S. Food and Drug Administration (“FDA”) and by the European Commission in 2007. Upon approval of Selzentry in the U.S., we introduced our Trofile Assay commercially and it is now available to help physicians select patients for clinical use of Selzentry. Outside of the U.S., we are making Trofile available through a global collaboration with Pfizer. In HIV, combination therapy, where a patient is treated with a regimen of several drugs, is the standard of care. Tests to properly construct the optimal regimen, such as our phenotypic resistance tests and our Trofile Assay for patient selection are critical to the successful management of HIV.

In oncology, numerous targeted drugs for the treatment of cancer are being marketed and many additional targeted therapies are in development. Increasingly, combination therapy, where multiple drugs are used concurrently to treat a patient, is being evaluated for cancer patients. Our proprietary VeraTag technology provides an assay platform for analyzing very small amounts of tumor samples recovered and prepared in a variety of methods, including formalin fixation, the current standard technique in hospital pathology laboratories. We believe this analytical platform may be well suited for currently marketed drugs such as Herceptin as well as the next generation of targeted cancer therapeutics. Conventional tests provide a qualitative measure of the presence of genes or proteins. In contrast, the VeraTag technology permits the quantitative and accurate measurement of proteins, and proteins in their activated form of homodimers and heterodimers. We believe that by measuring the target of drugs we can provide a more reliable indicator of likely drug response or drug resistance. Such measurements may permit the prediction, with a high degree of accuracy, of the likelihood of a patient’s cancer responding to a given therapy, facilitating the selection of more precise and effective therapeutic options. Our first VeraTag product, HERmark, is approved for routine testing in our CLIA (Clinical Laboratory Improvement Amendments) certified clinical reference laboratory and was introduced commercially in July 2008. HERmark determines a patient’s HER2 status by measuring the level of HER2 total protein and HER2 homodimers that are present. Clinical data was presented in 2008 and additional clinical studies are in progress to confirm HERmark’s clinical utility and to optimize its commercial value. Additional assays are in development that measure other proteins, protein complexes and signaling pathways that are key drivers of proliferation or survival in cancer cells, both in breast cancer and other cancer types.

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

Background

Personalized Medicine

There is growing evidence that while many serious diseases, such as Acquired Immune Deficiency Syndrome, or AIDS, and cancer, can be characterized at the molecular level, many drugs simply do not work optimally for an entire population of patients in these broad disease categories. The biopharmaceutical industry is witnessing two mutually dependent innovations:

•	targeted therapies that act on very specific disease mechanisms that may not be present in all patients with a broadly defined disease; and

•	molecular diagnostic tests that may be able to predict, in advance, whether a patient is likely to respond to a certain drug.

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

Infectious Diseases

Viruses are microorganisms that infect living cells in order to reproduce or replicate. These viruses infect human cells and replicate, making new viruses that can infect other cells. There are many different types of viruses, but all viruses share structural and functional characteristics associated with their ability to replicate. During the replication cycle, all types of virus often change slightly, or mutate. This is particularly true of viruses such as HIV and hepatitis C virus, or HCV. For example, in an untreated HIV-infected patient, HIV generates virus variants with genetic mutations at every possible nucleotide position, causing billions of new viruses to be produced each day. At any given time, there can be many different variants of the virus present within the infected patient’s body, each with a slightly different genetic sequence. This large number of virus variants allows HIV to adapt very rapidly and develop resistance to drugs. As a consequence of drug resistance, HIV continues to cause a large number of infections and deaths despite the availability and introduction of new and effective treatments.

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

There are approximately 40,000 new diagnoses of HIV infection in the United States each year. In time, most of these progress to AIDS, which is one of the leading causes of death worldwide. It is estimated that approximately one million individuals in the United States are currently living with this disease. HIV was once considered a fatal disease. However, with the advent of over 20 FDA-approved anti-viral HIV drugs (and many more in development), coupled with the availability of diagnostic tests for patient selection and monitoring, HIV infection increasingly can be treated as a chronic disease.

Drug Resistance

While more effective combination treatment regimens have been introduced for HIV, over time the virus often develops resistance to the administered drugs, requiring a change in the combination of anti-viral agents prescribed. Selecting the right combination of drugs for optimal treatment of HIV patients is often difficult when physicians have limited information about the susceptibility of the patient’s HIV to specific anti-viral drugs. Each treatment failure increases the risk that the next drug combination will not work or work for a shorter period of time leaving the patient with fewer effective future treatment options. Physicians are faced with the challenge of tailoring therapy to individual patients numerous times over the course of the disease.

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

Anti-viral drugs approved by the FDA are generally used in various combinations to treat HIV infected patients. Combination therapy requires each drug in the combination to be active, interfering with key viral functions, for the therapy to be most effective. If any of the drugs are not active, the combination therapy will likely fail more quickly. Each treatment failure leaves the patient with fewer future treatment options. Drug resistant viruses can also be transmitted to newly infected individuals, increasing the risk that initial treatment for those individuals will not work.

There are over 20 FDA-approved drugs currently marketed for treatment of HIV. These generally fall into the following classes of drugs:

•	nucleoside reverse transcriptase inhibitors;

•	non-nucleoside reverse transcriptase inhibitors;

•	protease inhibitors;

•	entry (fusion) inhibitors;

•	CCR5 antagonists; and

•	integrase inhibitors.

For many years, available drugs for antiretroviral HIV treatment were limited to the first three classes. The first fusion inhibitor was approved in 2001. In 2007, new drugs were approved in two separate new classes—CCR5 antagonists and integrase inhibitors. The first CCR5 antagonist, Selzentry from Pfizer, was approved by the FDA in August 2007. The first integrase inhibitor, Isentriss from Merck, was approved by the FDA in October 2007. Many more drugs are in development. These new drugs and drug classes may be expected to add to the richness of available therapeutic choices for physicians and patients, but they also add to the complexity of the choices, which may increase the need for sophisticated techniques for choosing among those potential therapies.

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

Both types of tests may improve treatment response and can be used either to realign existing therapy or to help selection of the best initial therapy for a patient. Resistance testing has emerged as the “standard of care” in the management of patients with HIV. Current treatment guidelines from the U.S. Department of Health and Human Services, the International AIDS Society-USA and the EuroGuidelines Group recommend resistance testing to identify new potent drug combinations both on initial diagnosis and after therapy failure. Phenotypic testing provides the most direct measure of drug resistance and, when combined with genotypic testing, provides the most comprehensive view of a patient’s situation. The ultimate goal of resistance testing is to optimize therapies for the individual patient. Increasingly, the complexity of the virus, the sophistication of available testing, and the cost to the patient both in terms of lost future treatment options as well as funds spent on expensive but ineffective therapies, make it more and more critical that physicians have access to as much information as possible when they determine therapy for their patients.

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

A new class of HIV drugs called CCR5 antagonists are designed to inhibit the use of the CCR5 co-receptor, and thereby prevent entry by HIV into host cells. However, for CCR5 antagonists to be effective, it is necessary for the patient’s virus to use the CCR5 co-receptor. Efficacy is not expected where the patient’s HIV uses CXCR4 or is dual-mixed. Accordingly, efficacy of CCR5 antagonist drugs requires an effective test that identifies the tropism of the patient, or whether the CCR5 co-receptor target of the drug is present, or not. Our Trofile Co-Receptor Tropism Assay is such a test and has been used in all phase II and phase III trials, to date, for CCR5 antagonists.

Current treatment guidelines from the U.S. Department of Health and Human Services recommend that tropism testing be performed whenever the use of a CCR5 antagonist is being considered, and that tropism testing might also be considered for patients who fail therapy while on a CCR5 antagonist.

Oncology

Over one million new cases of solid tumor cancer are diagnosed each year in the United States, with three cancer types (breast, lung and colorectal) accounting for over 500,000 of these. Many more patients are living with cancer, and, it is estimated that there are more than two million women living with breast cancer. Although there are often several therapeutic options for a given indication, treatment is typically expensive and accompanied by a host of adverse side effects that are detrimental to a patient’s quality of life. In many cases, treatments are effective in only a small percentage of the total patient population and so multiple treatment options must be pursued sequentially, until an effective one is found. Often, relatively non-specific broader acting cancer therapeutic agents, including various chemotherapies and radiotherapy are used as first-line and second-line therapies before more specific, targeted therapeutics are used. These broader agents often have serious debilitating side effects associated with them. Often, not until a patient has “failed” these treatments either because of intolerable or adverse side effects, or because their cancer does not respond or has progressed, are newer targeted therapies tried. These targeted therapies are often used in third-line treatment because the percentage of patients in the overall population, for whom they are effective, is relatively low (10%-20%). For patients with a life threatening disease, the sequential approach to the selection of therapies is not optimal but is a consequence of the limited information available to physicians. Despite many years of clinical studies, physicians still have inadequate information on which to base many treatment decisions and many newer targeted drugs have low levels of response in the general disease population, even though in a subset of the patient population they can be extremely effective. The consequences of suboptimal or inappropriate therapies include poor patient outcomes, both from side effects and lack of activity, as well as an economic burden on the healthcare system—the added costs of the physician’s time, wasted drugs and increased hospitalization.

Patient Selection Testing

There is growing acknowledgement that the current methods of classifying different types of cancer by the tissue of origin (e.g. breast cancer or lung cancer) are relatively imprecise, and that better methods of categorizing an individual’s cancer or tumor may be possible. In fact, it is now believed that tumors may be more reliably characterized by reference to their molecular characteristics. For a treatment to be optimally effective in killing or controlling cancer cells in an individual patient, it is desirable to have diagnostic tests that are able to determine the molecular processes that are driving the growth of the cancer cells in the individual patient and which drug, or combination of drugs, is likely to be most effective.

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

The most common use of testing for these elements has been in the treatment of breast cancer. The presence of certain genes may lead, through biological processes, to the generation of the related protein. However gene amplification, usually measured using a testing technology known as fluorescence in-situ hybridization (FISH), or a similar approach known as chromogenic in-situ hybridization (CISH), is not precise and is only an indirect indication of whether the related protein may be present and of the quantity in which it may be present. Measurements of the presence of proteins are often performed using a testing technology known as immunohistochemistry (IHC), which is qualitative in nature and subject to substantial variability depending on the individual interpretation of results. There is increasing debate in the clinical community as to the accuracy and reliability of the conventional testing methods. Whether assessing the gene or protein expression levels, neither testing approach directly addresses the critical aspect of whether the protein is activated or not nor whether a signaling pathway has actually been triggered.

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

There are many cellular pathways which, when activated, cause proliferation of cancer cells. One family of proteins thought to be active in a number of such pathways and for which substantial drug development activity has been targeted, is the EGFR/HER pathway. The four receptors in the EGFR/HER family—HER1, HER2, HER3 and HER4—are present on the surface of many cells and, when activated, can combine with other HER family receptors to form a protein “dimer.” These dimers initiate signaling pathways that can cause proliferation of cancer cells. Examples of such dimers are “homodimers” of HER2, where two HER2 proteins dimerize, and “heterodimers” of two different HER proteins, such as HER2 and HER3. Knowledge of the particular individual signaling pathways and combinations of signaling pathways that are active in particular patients, not only has the potential to inform decisions about the applicability of specific drugs to specific patients, but also potential combinations of drugs that may be relevant—raising the possibility of bringing cocktail therapy to cancer therapy, just as it has become the standard of care in HIV treatment. Signaling pathways activated by the HER family of proteins are believed to be relevant in many types of cancer, including breast cancer.

Breast Cancer

The number of women newly diagnosed with breast cancer each year in the United States approaches 200,000. In addition, it is estimated that there are more than two million women living with breast cancer. Traditionally, the first treatment approaches have included surgery to remove as much of the tumor as possible followed by chemotherapy or radiotherapy. Generally, only when patients had failed these courses of therapy and the cancer had continued to develop or had recurred, were newer targeted drugs prescribed. Herceptin® is one such drug that was approved by the FDA, in 1998, for such use in late stage breast cancer patients, in whom the cancer had metastasized and spread to other organs. In 2006, Herceptin was approved for use in earlier stage patients in the adjuvant setting, i.e. in patients who had initial surgery and then embarked on a drug treatment to supplement the surgery. Recently a second targeted drug, Tykerb®, was approved by the FDA for patients who had failed Herceptin therapy. Both Herceptin and Tykerb are believed to act on related signaling pathways in the HER family. Many other drugs targeting the HER family are in development. For example, in February 2008, the FDA granted accelerated approval for Avastin® (bevacizumab), in combination with paclitaxel chemotherapy, for the treatment of patients who have not received chemotherapy for their metastatic HER2-negative breast cancer.

The approved labeling for Herceptin requires that patients be tested for the presence of HER2. Historically, this has been done by either, or both, of IHC and FISH testing, which have been the only available testing methods. There is growing recognition that these conventional tests may not be sufficiently accurate and may even miss patients who could benefit from Herceptin. For example, guidance issued jointly by the ASCO/CAP (American Society of Clinical Oncology / College of American Pathologists) indicated that approximately 20% of HER2 determinations by current testing technologies may be inaccurate. Less than half of those patients reported as HER2 positive by these tests actually respond to Herceptin in the metastatic setting, due to the inherent inaccuracy of the tests and due to the presence of alternate signaling pathways that are not blocked by Herceptin.

We believe that new technologies, such as our VeraTag technology, are required to more accurately determine which patients would be most likely to respond to targeted breast cancer drugs.

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

Infectious Diseases

Our proprietary technology identifies drug resistance to HIV and can also identify a patient’s tropism to screen for likely drug response to certain HIV drugs. We make our tests available both to physicians to guide the management of patients’ treatment and to pharmaceutical companies to aid in the development and clinical evaluation of new drugs, including screening of potential new drug candidates, pre-clinical and clinical development, and patient selection and monitoring. The following table sets out these products.

Products for HIV Testing

Purpose	Product	Description	Physicians	Pharmaceutical Companies
HIV Drug Resistance Tests
For HIV Drugs in the nucleoside reverse transcriptase inhibitor, non-nucleoside reverse transcriptase inhibitor and protease inhibitor classes.	PhenoSense HIV	Directly and quantitatively measures resistance of a patient’s HIV to anti-viral drugs and measures viral fitness (1)	✓	✓
	GeneSeq HIV	Evaluates the genetic sequences of a patient’s HIV for evidence of drug resistance	✓	✓
	PhenoSense GT	Combination product of the PhenoSense HIV and GeneSeq HIV tests integrated into one report	✓	✓
For HIV Drugs in the entry (fusion) class	PhenoSense HIV Entry	Directly and quantitatively measures resistance of a patient’s HIV to anti-viral drugs	✓	✓
	GeneSeq HIV Entry	Evaluates the genetic sequences of a patient’s HIV for evidence of drug resistance		✓
For HIV Drugs in the integrase inhibitor class	PhenoSense HIV Integrase	Directly and quantitatively measures resistance of a patient’s HIV to anti-viral drugs and measures viral fitness (1)	✓	✓
	GeneSeq HIV Integrase	Evaluates the genetic sequences of a patient’s HIV for evidence of drug resistance		✓
Tropism Patient Selection Test
For HIV drugs in the CCR5 antagonist class of drugs	Trofile Co-Receptor Tropism	Identifies the co-receptor the patient’s virus uses to enter cells, or tropism; Trofile is a patient screening assay for the CCR5 antagonist class of drugs (2)	✓	✓
Tests for Use in HIV Drug Development Programs
For use in vaccine development programs	PhenoSense HIV Antibody Neutralization	Tests patients’ blood samples for the presence of antibodies that neutralize the HIV virus preventing the virus from infecting other cells		✓
For use in HIV drug development programs	PhenoScreen	High-throughput screening for the identification of potential drug candidates		✓
(1)	Viral fitness, or replication capacity, represents the ability of a virus to reproduce and infect new cells.
(2)	Tropism may also be a prognostic factor in the pace of HIV disease progression.

In addition to the HIV testing products detailed above, we have PhenoSense HCV and GeneSeq HCV assays, some of which are still in development with partial funding from pharmaceutical partners, while others are made available to pharmaceutical companies for use in their drug discovery and development programs.

Trofile

Our Trofile Co-Receptor Tropism Assay identifies the co-receptor that the patient’s HIV uses to enter the cell. For the new class of CCR5 antagonist drugs, it is important to know which co-receptor is being accessed by the virus for entry into cells. This test has been used to select patients for all phase II and phase III clinical trials of CCR5 antagonists to date. The first of these drugs, Pfizer’s Selzentry, was approved in 2007, by both the FDA and European Union regulatory authorities for treatment-experienced HIV patients. Upon approval of the drug, we initiated commercial sales of Trofile in the U.S. and are making Trofile available outside of the U.S. through our collaboration with Pfizer. A separate phase III clinical trial of Selzentry was conducted by Pfizer in treatment-naïve HIV patients.

In June 2008, we introduced an enhanced version of Trofile with a thirty-fold improvement in sensitivity for identifying CXCR4-using virus. The new version of Trofile can detect CXCR4-using virus at a level as low as 0.3% of the total virus population, with 100% sensitivity. This increased sensitivity enables an optimized selection of patients. Clinical validation of the enhanced Trofile Assay’s ability to further optimize patient selection for CCR5 antagonist treatment was achieved through an analysis of subjects from the AIDS Clinical Trials Group 5211 phase II study of Schering-Plough’s CCR5 antagonist, vicriviroc, in highly treatment experienced HIV patients. Based on test results obtained with the newly enhanced sensitivity of Trofile, greater reductions in viral load were observed in vicriviroc recipients confirmed to have pure R5 virus populations (1.95 log reduction at week 24) compared to those newly reclassified as having minor sub-populations of CXCR4-using virus (0.57 log reduction at week 24) (P<0.001).

Additional clinical validation of the enhanced Trofile Assay was demonstrated in a re-analysis by Pfizer of the results of their phase III trial (MERIT trial) of Selzentry in treatment-naïve patients. The results of this reanalysis were reported by Pfizer in October 2008. In the MERIT study, Pfizer compared the efficacy of Selzentry plus Combivir to Sustiva (efavirenz) plus Combivir in treatment naïve individuals with CCR5-tropic HIV-1. Patient enrollment criteria included CCR5 tropism (no CXCR4-tropism) as determined by the original Trofile assay. Based on the original analysis, Selzentry plus Combivir treatment did not meet the predefined endpoint of non-inferiority to Sustiva plus Combivir as assessed by the percentage of patients reaching undetectable virus replication at week 48. In a retrospective analysis limiting the analysis to patients infected with CCR5 tropic virus as determined using the enhanced version of Trofile (i.e. excluding patients that tested CCR5 tropic in the original Trofile assay but were later shown to contain low level CXCR4 tropic virus when tested in the enhanced Trofile assay), the MERIT study was able to demonstrate that Selzentry plus Combivir would have met the non-inferiority endpoint. In this analysis, 68% of patients achieved HIV-1 RNA <50 copies/mL at week 48 in both the Selzentry plus Combivir and Sustiva plus Combivir arms.

Oncology

Utilizing our VeraTag technology platform, we are expanding our business into oncology. Our goal is to leverage our commercial experience to develop molecular diagnostic tests that will differentiate those cancer patients who are likely to respond to targeted therapies from those patients who are less likely to respond, and that will enable the rational design of combination therapies based on the biology of the individual patient’s cancer.

VeraTag Technology Platform

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

The VeraTag platform is not specific to cancer. Measurements of proteins and activated proteins may be clinically relevant in a wide range of disease areas. Our focus in developing the technology to date has been on cancer, and within cancer, on the EGFR/HER family of protein receptors.

The following assays are CLIA validated and are commercially available in the HERmark Breast Cancer Assay: HER2 total protein and HER2:HER2 homodimers.

The following assays are available for research use, including use by us in our ongoing and planned clinical studies to establish and confirm the clinical utility of these assays, and by biopharmaceutical companies for use in drug development, including clinical evaluation of targeted cancer therapies: HER1 total protein, HER3 total protein, HER1:HER1 homodimers, HER1:HER2 and HER2:HER3 heterodimers, HER3:PI3K complex (a downstream signaling complex in the Akt pathway), and p95 (a proteolytically truncated form of the HER2 protein). On establishment of clinical utility, these research assays may be validated in our CAP-certified CLIA laboratory and subsequently made available as CLIA validated assays to physicians.

The EGFR/HER markers measured by these assays are believed to be relevant in a wide variety of cancers. HER2 is well recognized as being important in breast cancer and other markers in the EGFR/HER family are believed to be relevant not only in breast cancer but in lung, head and neck, colorectal and other cancers. To date we have focused on the development and, more recently, the clinical evaluation of HER2 and HER2:HER2 homodimer assays, and on the development of the other assays. All of the assays listed above are now developed as assays for the measurement of the relevant markers in tumor tissue. Work has begun to clinically validate certain of these assays in patient cohorts.

We believe that these assays will enable us to address a broad range of cancers and a broad range of targeted cancer drugs and drugs in development, with the goal of determining which drugs may be most relevant for particular patients. Our first focus however has been on breast cancer where HER2 is well recognized as an important marker for Herceptin response and where we have CLIA validated assays for HER2 total protein and HER2:HER2 homodimer levels.

HERmark Breast Cancer Assay

Our first VeraTag product, HERmark was introduced commercially in July 2008. HERmark is a proprietary diagnostic that accurately quantifies HER2 total protein levels and HER2:HER2 homodimerization in patients with breast cancer. HERmark is a CLIA-validated assay that is performed exclusively in our CAP-certified clinical reference laboratory in South San Francisco. Robust, accurate, sensitive and reproducible measurements of HER2 status are reported to physicians with a turnaround time of about seven days. With the accurate measurements provided by HERmark, we expect that as many as 15-20% of patients determined by conventional technologies to be HER2-negative would be reclassified by HERmark.

Physicians ordering HERmark receive a report indicating a specific quantitative measurement of the levels of HER2 total protein and HER2 homodimer, together with a comparison of where the patient’s level of HER2 total protein falls within ranges of HERmark measurements that have been previously correlated in over 1,000 patients with HER2-positive and HER2-negative status by central laboratory FISH and IHC assessments. The report indicates HERmark status of “positive”, “negative” and “equivocal”. The boundaries for the equivocal zone represent an upper level above which 95% are positive and a lower level below which 95% are negative patients.

Clinical studies are ongoing to confirm the clinical utility of HERmark, and in certain cases to extend the study to include an evaluation of additional VeraTag assays. In these clinical studies, we access previously collected tumor samples, performing our assays on those samples and comparing the results and predictions obtained from our assays with the known clinical outcomes. In these retrospective studies, we are blinded to the clinical outcome by our clinical collaborators until assay measurements have been completed and analysis can be performed to correlate the assay measurements with clinical outcomes. The following table sets out the clinical studies that have been conducted or are in progress or planned to evaluate HERmark and additional VeraTag assays in patients with metastatic breast cancer and in patients treated with Herceptin in the adjuvant setting. Several additional studies are in discussion with potential collaborators.

Institution	Nature of collaboration	Status	Planned activities
Metastatic
Jules Bordet Institute	Evaluation of HERmark as predictor of Herceptin response in a cohort of patient tissue samples from a European clinical trial	Study completed; results presented at ASCO (June 2007) and accepted for publication	None
Penn State University	Evaluation of HERmark in a cohort of approximately 100 patients	Evaluation with HERmark completed; study results presented at ASCO (June 2008) and SABC (December 2008) and submitted for publication	Evaluation of additional VeraTag assays to assess correlation with clinical outcomes (in process)
Dana Farber Cancer Institute	Evaluation of HERmark in a cohort of approximately 500 patients	Initial set of patient samples received and assays performed	Obtain remaining samples, conduct the assays and evaluate results for potential presentation and publication
Adjuvant
FINHER	Evaluation of HERmark in a cohort of approximately 900 patients	Evaluation with HERmark completed; study results submitted for presentation at an upcoming oncology meeting	Evaluation of additional VeraTag assays to assess correlation with clinical outcomes (in process)
NSABP	Evaluation of HERmark in a cohort of approximately 1,600 patients, in two phases of approximately 800 each	The first phase samples have been evaluated with HERmark and analysis with clinical outcomes has been partially conducted	Under discussion with collaborator

ASCO – American Society of Clinical Oncology

SABC – San Antonio Breast Cancer Symposium

Results of the study conducted with collaborators at the Hershey Medical Center/Penn State University were presented at ASCO, in June 2008, and at the San Antonio Breast Cancer Symposium in December 2008. These study results demonstrate the superiority of HERmark over conventional FISH and IHC testing for predicting patient response to Herceptin (trastuzumab). At San Antonio, in an oral presentation, entitled “HER2 Protein expression and homodimer levels predict response to trastuzumab in centrally tested FISH-positive metastatic breast cancer patients,” Allan Lipton M.D., Professor of Medicine & Oncology at Hershey Medical Center/Penn

State University reported on the study that assessed HERmark as a means to measure HER2 total protein and homodimer levels and to predict the response to treatment with trastuzumab in patients with metastatic breast cancer. The data indicated that, regardless of whether they tested positively or negatively with FISH, those patients that had low HER-2 total protein expression responded to a trastuzumab-containing regimen similarly, and significantly worse than patients who had FISH-positive tumors with high HER-2 total expression. Preliminary results from this study, that were previously presented at ASCO in June 2008, indicated that HERmark was a better predictor of response to trastuzumab than FISH testing, even when conducted in a central laboratory. The preliminary results also indicated discordance between the assessments of HER2 status as measured by HERmark and FISH, such that 14% of FISH-negative patients were determined to be HER2 high expressors by HERmark and 13% of FISH-positive patients were determined to be HER2 low expressors by HERmark. The additional analyses reported at San Antonio clarify that in the specific patients where there is discordance between the two assessments of HER2 status, the HERmark result is the one that is aligned with clinical outcome.

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

•

Maintain and Enhance Our Leadership Position in Molecular Testing for HIV/AIDS. We believe we are the leading provider of sophisticated tests for HIV drug resistance and have established ourselves as a leader in this field. We believe the use of our Trofile Co-Receptor Tropism Assay in patient selection for the new HIV drug class of CCR5 antagonists has opened a new era in molecular testing for HIV patients. We plan to maintain our leadership position by continuing a strong emphasis on the scientific basis for our products.

•

Develop a Leadership Position in Molecular Testing to Guide Cancer Treatments. We intend to develop a market position in oncology that mirrors the leadership position we have built in HIV, through our proprietary VeraTag technology. New targeted cancer drugs that are approved for marketing and in development for treatment of breast cancer, provide an opportunity for our expertise in developing tools that can differentiate likely responders and non-responders in a large patient population. As the range of available assays expands, we intend to broaden our activities from breast cancer to other cancer types.

•

Leverage Our Relationships with the Pharmaceutical/Biotechnology Industry. We believe we are the partner of choice for pharmaceutical companies seeking molecular testing for HIV drugs in development. We believe our drug resistance tests and patient selection tests have been used by almost every company with a significant HIV drug development program. We intend to leverage our expertise by building a similar position in the oncology market with biopharmaceutical companies with cancer drug development programs.

•

Provide Broad, Convenient Access to our Products on a Worldwide Basis. We have created broad access to our current commercial products in the United States by focusing on reimbursement, education and distribution. In the U.S., we have relationships, providing broad access to our HIV resistance tests, with Quest Diagnostics and Laboratory Corporation of America, the two largest national networks of clinical reference laboratories in the United States and will continue to seek the broadest and most optimal distribution structure for our products. We are making our Trofile Co-Receptor Tropism Assay available outside of the U.S. through our collaboration with Pfizer. For our oncology products, we are implementing a similar commercial approach in the U.S. and intend to access major international markets, either directly or indirectly through partnerships.

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

Sales & Marketing

We market our HIV and oncology tests to physicians and pharmaceutical customers in the United States, through both a direct and indirect organization. We have built an efficient commercial infrastructure to support the industry’s most comprehensive line of HIV drug resistance and patient selection tests currently available. Our commercial organization is composed of approximately 83 people in sales, marketing, customer service, payer relations and sales management functions. With this organization we have dedicated field sales and medical education teams focused on HIV physicians and oncologists.

We market our HERmark Breast Cancer Assay in the U.S. directly to physician offices and clinics and market our HIV tests to physicians in the U.S., directly to physician offices and clinics and indirectly through national, regional and hospital laboratories. For our HIV resistance tests, we have contracts and alliances with Quest Diagnostics and Laboratory Corporation of America, the two largest national networks of laboratories in the U.S. These alliances allow for streamlined collection of blood specimens as well as convenience for physicians who desire to consolidate testing for payers.

We market our Trofile Co-Receptor Tropism Assay outside of the U.S. through our collaboration with Pfizer Inc. On May 5, 2006, we entered into a Collaboration Agreement with Pfizer regarding our Trofile Assay (the “Collaboration Agreement”). The Collaboration Agreement has an initial term that expires on December 31, 2009, and is renewable by Pfizer for five successive one-year terms.

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

Subject to certain limitations, Pfizer will be entitled to establish its own facility to perform the assay in support of its human clinical trials and to perform the assay with respect to patient blood samples in the event of certain uncured material breaches by us of the Collaboration Agreement (including the performance standards).

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

We have an active reimbursement strategy and educate both private and public payers regarding the benefits of our molecular diagnostic testing services in an effort to maximize reimbursement. We believe that most HIV/AIDS patients in the U.S. now have access to coverage for resistance testing. For our tropism test, Trofile, we currently have coverage from the federal Medicare program, most of the states’ Aids Drug Assistance Programs (ADAP programs), most state Medicaid programs and from several private insurers. For HERmark, claims have been submitted to a number of public and private payers and these claims are being negotiated through a normal adjudication process. As clinical studies are completed, this validation information will be presented to payers in support of claims.

Research & Development

Research and development expenditures were $23.8 million, $19.4 million and $19.0 million in 2008, 2007 and 2006, respectively. These expenditures reflect both ongoing research and development work on our portfolio of HIV and related testing products and continuing development of our proprietary VeraTag technology.

As of December 31, 2008, we had 55 employees in research and development and clinical research activities, of whom approximately 30% were primarily focused on infectious disease programs, and approximately 70% were primarily focused on oncology programs.

We maintain an active effort to seek grant funding in support of research programs. Revenue from grants, recorded as contract revenue, was $2.4 million, $1.9 million and $1.8 million in 2008, 2007 and 2006, respectively. These grants help support the development of analytical and database tools used to facilitate the identification and characterization of drug resistant strains of HIV, and assays that aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics and vaccines.

Competition

The markets for life science research and diagnostic products are highly competitive and are subject to rapid technological change. In particular, approaches to personalized medicine are rapidly evolving and there are many companies attempting to establish their technological approaches and products as the standard of care.

For our HIV resistance testing products, genotypic tests are available through national laboratories such as Quest Diagnostics and Laboratory Corporation of America, as well as regional and hospital laboratories and commercial laboratories such as Mayo Laboratories and Kaiser Permanente. These tests are supplied by a number of manufacturers including Applied Biosystems Group, and Visible Genetics, a division of Siemens. While alternate approaches to phenotypic testing are commercialized, we believe that the primary competition for our phenotypic resistance tests is the alternate approach of genotyping. For our Trofile Co-Receptor Tropism

Assay, we are not aware of any other clinically validated products currently available for this application. However, we are aware of efforts by third parties to develop competitive assays using phenotypic and genotypic approaches. We believe that genotypic approaches to the identification of tropism are significantly less precise than our phenotypic approach. Nevertheless, we expect that reference laboratories and academics may develop products based on genotypic approaches.

For diagnostic testing used for cancer therapies, we expect to compete with existing mass protein and RNA based technologies as well as with companies that are developing alternative technological approaches for patient testing in the cancer field. There are likely to be many technological approaches in the emerging field of testing for likely responsiveness to the new class of targeted cancer therapies, potentially from companies that currently commercialize testing products for guiding therapy of cancer patients, such as DakoCytomation A/S, Genzyme, Abbott Laboratories and Roche Diagnostics. Established national clinical laboratories such as Quest Diagnostics and Laboratory Corporation of America may also develop or commercialize services or products that are competitive with those that we anticipate developing and commercializing. In addition, there are likely alternative technology approaches being developed by competitors and evaluated by pharmaceutical and biotechnology companies as well as being studied by the oncology community. In particular, while products based on our VeraTag technology are based on the identification of protein-based differences among patients, there is significant interest in the oncology community for gene-based approaches that may be available from other companies.

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

Operations

We perform our HIV testing in South San Francisco, California. Our clinical laboratory is accredited by the College of American Pathologists and our facility is subject to stringent CLIA operating regulations. Patient samples for testing are delivered by courier and, for HIV testing, are treated as infectious specimens. After processing of the samples with our proprietary technology, results are reported to the customer. The CLIA regulations require that we meet certain quality and personnel standards and undergo proficiency testing and inspections.

HERmark, our first product based on our VeraTag technology platform, was validated in our CLIA certified clinical laboratory in South San Francisco, California. This validation involved testing and analysis to demonstrate reproducibility and compliance with CLIA standards and procedures, including documentation and quality procedures comparable to those used in our HIV testing products. The validation process was completed in December 2007 and HERmark was introduced commercially in July 2008.

While HERmark and our currently planned products for the cancer market are expected to be provided through our CLIA certified clinical laboratory, future cancer testing products may include test kits that could be subject to the regulatory authority of the FDA. The FDA regulatory framework is complicated and we have limited experience at managing FDA compliance issues. If we develop cancer test kits, the kits could be subject to premarket FDA approval requirements, which would be expensive and time-consuming, and could delay or prevent us from marketing these tests. In addition, the production of the future cancer test kits may be subject to Good Manufacturing Practice Regulation, or GMP, under the auspices of the FDA. Our facilities are not GMP compliant. If the manufacture of the proposed kits is subject to GMP regulation, we will be required to establish a GMP compliant facility, or to enter into a relationship with a third party manufacturer that operates a GMP compliant facility. We do not have experience with GMP compliance. GMP compliance, or entry into a manufacturing relationship with a third party manufacturer, would also be time-consuming and expensive.

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

With respect to our viral disease portfolio, we have approximately 91 granted, issued, allowed and pending patent applications in the United States and in other countries, including 27 issued patents as of December 31, 2008. With respect to our VeraTag technology, including our current and planned oncology products, we have approximately 78 granted, issued, allowed and pending patent applications in the United States and in other countries, including 34 issued patents as of December 31, 2008. We have 101 granted, issued, allowed and pending patent applications in the United States and in other countries as of December 31, 2008, including 80 issued or allowed patents, relating to the historic microfluidics business of ACLARA Biosciences, Inc. (“ACLARA”) which addresses microfluidic and nanofluidic instruments and devices, their fabrication and their applications. These microfluidics patents and patent applications have been licensed to Caliper Life Sciences, Inc. and we may receive certain royalties pursuant to this license agreement.

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

We have had to, and expect to continue to have to, enter into licenses covering the rights at issue. Unless we are able to expand our existing licenses or obtain additional licenses, patents covering these technologies may adversely impact our ability to commercialize one or more of our potential products. We are aware of various third-party patents that may relate to our technology. We believe that we do not infringe on these patents but cannot assure that we will not be found in the future to infringe on these or other patents or proprietary rights of third parties, either with products we are currently developing or with new products that we may seek to develop in the future. If third parties assert infringement claims against us, we may be forced to enter into license arrangements with them. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay royalties. Even if infringement claims against us are without merit, defending a lawsuit will take significant time, and may be expensive and divert management attention from other business concerns. For instance, we were informed by Bayer Diagnostics, in 2002, that it believes we require one or more licenses to patents controlled by Bayer in order to conduct certain of our current and planned operations and activities. Although we believe we do not need a license from Bayer for our HIV products, we believe that, if necessary, licenses would be available to us on commercially acceptable terms. However, in the future, we may have to pay damages, possibly including treble damages, for infringement if it is ultimately determined that our products infringe a third party’s patents.

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

Regulation and Reimbursement

Regulation of Clinical Laboratory Operations

The Clinical Laboratory Improvement Amendments of 1988 (CLIA) extends federal oversight to virtually all clinical laboratories by requiring that laboratories be certified by the federal government, by a federally approved accreditation agency or by a state that has been deemed exempt from the regulation’s requirements. We currently provide our viral disease assays, including our PhenoSense, PhenoSense GT and Trofile Co-Receptor Tropism Assays, and our HERmark Breast Cancer Assay, under the standards of these regulations. Pursuant to these federal clinical laboratory regulations, clinical laboratories must meet quality assurance, quality control and personnel standards. Labs also must undergo proficiency testing and inspections. Standards are based on the complexity of the method of testing performed by the laboratory.

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

In September 2006, the FDA issued draft guidance related to the regulation of certain kinds of tests, multivariate index assays (“MIAs”) provided by CLIA labs. Following public comment, the FDA issued revised draft guidance in July 2007. The revised guidance was again subject to public comment and may be further revised before being finalized. The draft guidance states that it applies to those tests provided by CLIA laboratories and that are categorized as IVDMIAs where multiple variables are analyzed, using complex statistical proprietary algorithms and the reported results may not be understood by physicians. It is not clear which tests may be covered by the final guidance when issued, when such guidance may be issued or what form of approval process may be required. There is no assurance that some or all of our current products and products in development, including those for HIV, breast cancer or for other diseases based on the VeraTag technology, will not be covered by the final guidance. In addition, certain members of Congress have announced that they may introduce proposed legislation regarding laboratory testing and third parties have recommended further regulation over laboratory tests such as ours.

Under our current labeling and marketing plans, our products have not been subject to FDA regulation. We cannot predict the nature or extent of future FDA, or other regulation, such as Congressional legislation, and all of our products, including our existing assays and our planned VeraTag oncology products, might be subject in the future to greater regulation, or different regulations, that could have a material effect on our finances and operations.

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

Regulation of Coverage and Reimbursement

Revenues for clinical laboratory testing services come from a variety of sources, including Medicare and Medicaid programs; other third-party payers, including commercial insurers, health maintenance and other managed care organizations; and patients, physicians, hospitals and other laboratories. We are a Medicare laboratory services provider. Medicare has issued coverage policies and payment guidelines for resistance testing, including phenotypic and genotypic testing. Currently, nearly all public and a majority of private payers have approved the reimbursement of our HIV Resistance Testing products. While issued guidelines of the Department of Health and Human Services recommend drug resistance testing for HIV patients, this does not assure coverage or level of coverage, by state, Medicare or any other payers. Medicare and several state Medicaid and private insurers have approved reimbursement for Trofile and we continue the process of establishing and improving coverage with payers who have not yet approved reimbursement for Trofile or who reimburse at low rates. We are in the process of establishing coverage and obtaining reimbursement for HERmark.

Since 1984, Congress has periodically lowered the ceilings on Medicare reimbursement for clinical laboratory services from previously authorized levels. In addition, state Medicaid programs are prohibited from paying more than Medicare for clinical laboratory tests. In some instances, they pay significantly less. Certain States, including California, have recently announced or are considering plans to decrease Medicaid rates in response to budgetary constraints. Similarly, other payers, including managed care organizations, have sought on an ongoing basis to reduce the costs of healthcare by limiting utilization and payment rates. Actions by Medicare or other payers to reduce reimbursement rates or limit coverage or utilization of resistance testing would have a direct adverse impact on our revenues and cash flows. We cannot predict whether reductions or limitations will occur.

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

Significant uncertainty exists as to the reimbursement status of new medical products such as our HERmark Assays, particularly if these products fail to show demonstrable value in clinical studies. If government and other third-party payers do not provide adequate coverage and reimbursement for our planned products, our revenues will be reduced.

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

Employees

As of December 31, 2008, we had 382 employees, of whom 36 hold Ph.D. or M.D. degrees and 69 hold other advanced degrees. Approximately 179 employees are engaged in clinical laboratory, process development and supporting operations, 55 employees are engaged in research and development and clinical research activities, 83 employees are engaged in sales and marketing and 65 employees are engaged in general and administrative functions.

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

We have experienced significant losses each year since inception, and we expect to continue to incur additional losses as we complete the development of the VeraTag technology and commercialize products for oncology. We have experienced losses applicable to common stockholders of $11.7 million for the year ended December 31, 2008. As of December 31, 2008, we had an accumulated deficit of approximately $299.2 million. We expect to continue to incur losses, primarily as a result of expenses related to:

•	research and product development costs, including the continued development and clinical validation of the VeraTag technology and products based on that technology;

•	sales and marketing activities related to existing and planned products, including the development of a sales organization focused on the oncology market;

•	general and administrative costs to support growth of the business;

•	interest expense related to outstanding debt;

•	non-cash adjustments in our statement of operations to reflect changes in the fair value of our outstanding convertible debt;

•	recognition of costs in our statement of operations associated with certain product revenues that are deferred due to the accounting for our collaboration with Pfizer; and

•	non-cash adjustments relating to stock-based compensation.

If our losses continue, our liquidity may be impaired, our stock price may fall and our stockholders may lose part or all of their investment.

In the event that we need to raise additional capital, or restructure existing convertible notes, our stockholders could experience substantial additional dilution. If such financing is not available on commercially reasonable terms, we may have to significantly curtail our operations or sell significant assets and could adversely impact our liquidity.

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

In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. However, we cannot guarantee that additional financing, in any form, will be available at all, or on terms acceptable to us. If we sell equity or convertible debt securities to raise additional funds, our existing stockholders may incur substantial dilution and any shares so issued will likely have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common stock. In the event financing is not available in the time frame required, we could be forced to reduce our operating expenses, curtail sales and marketing activities, reschedule research and development projects or delay, scale back or eliminate some or all of our activities. Further, we might be required to sell certain of our assets or obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize on our own. These actions, while necessary for the continuance of operations during a time of cash constraints and a shortage of working capital, could make it difficult or impossible to implement our long-term business plans or could adversely impact our liquidity.

We may consider incurring additional indebtedness and issuing additional debt securities in the future to fund potential acquisitions or investments, to refinance existing debt or for general corporate purposes. As a result of recent sub prime loan losses and write-downs, as well as other economic trends in the credit market industry, we may not be able to secure additional financing for future activities on satisfactory terms, or at all. Additionally, our existing debt obligations may limit our ability to obtain certain types of indebtedness. If we are not successful in obtaining sufficient financing because we are unable to access the capital markets at financially economical interest rates, it could reduce our research and development efforts and may materially adversely affect our future growth, results of operations and financial results, and we may be required to curtail significantly, or eliminate at least temporarily, one or more of our development programs.

The new class of drugs for treatment of HIV, known as CCR5 antagonists, including Pfizer’s Selzentry™, is important to Monogram’s business due to the use of the Trofile Assay for selection of patients. The CCR5 class and Selzentry may not be successful. While Selzentry has been approved by the FDA for use with treatment experienced patients and is in use for that indication, it may not achieve significant market adoption and may not be approved by the FDA for the broader indication of treatment naïve patients. While Trofile has been used to select patients in all phase III clinical trials to date for CCR5 antagonists, including that for Selzentry, and is currently in use for patient selections, physicians may not continue to use Trofile for this purpose.

Our testing services, including our Trofile Assay, have been used by certain pharmaceutical company customers, including Pfizer, in phase III clinical trials of the new class of CCR5 antagonist drugs. Pfizer’s CCR5 antagonist, Selzentry, was approved by the FDA in August 2007, for use in CCR5-tropic treatment-experienced patients. The FDA-approved label for Selzentry indicates that tropism testing should guide the use of Selzentry and the Trofile Assay is currently being used to select patients for Selzentry. However, if our test is not used to select patients for Selzentry and other CCR5 antagonists, this could have a significant negative impact on our potential future revenues.

With the approval of Selzentry, patient testing use of the Trofile assay has become an important source of testing revenue for us. While the FDA-approved label for Selzentry states that tropism testing should guide the use of Selzentry, there is no guarantee that our testing services will continue to be used by physicians. If such use does not continue and grow then the Trofile Assay will not generate significant future patient testing revenues for us. This could damage our market position, adversely affect our business, and cause our revenues to decline. While there are additional CCR5 antagonists in development, Pfizer’s Selzentry has the most significance to our near term business as it has been approved by the FDA. Any difficulty related to Selzentry would have a serious adverse affect on our revenues and business. If safety or efficacy concerns arise related to Selzentry, or to the entire class of CCR5 antagonists, all use and additional clinical trials related to this class of drugs could be terminated, Selzentry may not remain on the market and additional drugs might not be approved by the FDA, which would abruptly and negatively impact our revenues.

Even if Selzentry is successful in its use with treatment experienced patients, it may not be approved by the FDA for the broader indication of treatment naïve patients. A phase III trial of Selzentry in treatment naïve patients missed a trial endpoint in 2007. Even though a re-analysis, in 2008, of the patient samples using the enhanced version of Trofile may facilitate a determination that the trial endpoint was met, there is no guarantee that the FDA will approve Selzentry for the treatment naïve indication. Failure to achieve this approval would limit adoption of Selzentry and would adversely affect adoption of Trofile and our revenues and business.

Our revenues will be limited or diminished if changes are made to the way that our products are reimbursed, or if government or third-party payers limit the amounts that they will reimburse for our current products, or do not authorize reimbursement for our planned products.

Government and third-party payers, including Medicare and state Medicaid programs, generally require that we identify the services we perform in our clinical laboratory using industry standard codes known as the Current Procedural Terminology, or CPT codes, which are developed by the American Medical Association, or AMA. Most payers maintain a list of standard reimbursement rates for each such code, and our ability to be reimbursed for our services may therefore be effectively limited by our ability to describe the services accurately using the CPT codes. From time to time, the AMA changes its instructions about how our services should be coded using the CPT codes. If these changes leave us unable to accurately describe our services or we are not coordinated with payers such that corresponding changes are made to the payers’ reimbursement schedules, we may have to renegotiate our pricing and reimbursement rates, the changes may interrupt our ability to be reimbursed, and/or the overall reimbursement rates for our services may decrease dramatically. We may spend significant time and resources to minimize the impact of these changes on reimbursement. If the coding available does not apply or cannot accurately reflect the testing we perform, such as in the billing of a new product, we may have to use an unlisted procedure CPT Code, or a “miscellaneous” code. This is the approach we have adopted for Trofile and HERmark, and the use of this code may delay our ability to be reimbursed, the timing of payments for our services and could cause interruptions in the future in reimbursement for our products, including Trofile and HERmark.

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

Our revenues to date consist, and are anticipated to consist in 2009, largely of sales of HIV testing products. We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. Our revenue derived from tests performed for beneficiaries of Medicare and Medicaid programs represented approximately 21%, 20% and 16% of the Company’s revenues in 2008, 2007 and 2006, respectively. Additionally, gross accounts receivable balances from Medicare and Medicaid represented 35% and 32% at December 31, 2008 and December 31, 2007, respectively. Other significant customers included: Schering-Plough representing approximately 13%, 5% and 4%; Quest Diagnostics Incorporated represented approximately 10%, 11% and 11%, Laboratory Corporation of America represented approximately 7%, 11% and 6%, Pfizer Inc represented approximately 3%, 6% and 19%, of our total revenue for the years ended December 31, 2008, 2007 and 2006, respectively. It is likely that we will have significant customer concentration in the future.

Following our entry into the Collaboration Agreement with Pfizer in May 2006, and the amendment of our services agreement with Pfizer, we expect Pfizer’s significance as a customer will grow. As of December 31,

2008 and 2007, we had approximately $21.5 million and $12.6 million, respectively, of deferred revenue under the Pfizer Collaboration. The original term of the Collaboration Agreement with Pfizer will expire on December 31, 2009, subject to Pfizer’s right to renew the Agreement for up to five one year extensions upon notice to Monogram six months prior to term expiration. Although certain of our agreements with pharmaceutical company customers have provisions for minimum purchases, these provisions are generally subject to annual renewal or cancellation provisions. The loss of any major customer, a slowdown in the pace of increasing physician and physician group sales as a percentage of sales, cancellation or non-renewal of agreements with pharmaceutical company customers, the delay of significant orders from any significant customer, even if only temporary, or delays or terminations of clinical trials by pharmaceutical company customers, could have a significant negative impact on our revenues and our ability to fund operations from revenues, generate cash from operations or achieve profitability.

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

As our Trofile Assay has been used in phase III trials of CCR5 antagonist drug candidates, we filed a master file with the FDA providing information about the specification and validation of the assay. We have had discussions with the FDA regarding this information and the use of our HIV tests as a patient selection tool in such trials. While we have initiated commercial sales of our Trofile as a CLIA-based service, there is no guarantee that the FDA will not seek to regulate such services.

In the past, the FDA has not required that genotypic or phenotypic resistance testing for HIV conducted at a clinical laboratory be subject to pre-marketing clearance or approval, although the FDA has stated that it believes its jurisdiction extends to tests generated in a clinical laboratory. We received a letter from the FDA in September 2001, that asserted such jurisdiction over in-house tests like our HIV resistance tests, but which also stated the FDA was not currently requiring pre-market approval for HIV monitoring tests such as ours provided that the promotional claims for such tests are limited to its analytical capabilities and do not mention the benefit of making treatment decisions on the basis of test results. The FDA letter to us also asserted that our GeneSeq test had been misbranded due to the use of purchased analyte specific reagents, or ASRs, if test reports did not include a statement disclosing that the test has not been cleared or approved by the FDA. Since 2002, we have utilized in-house prepared ASRs in our products. The FDA indicated in those discussions that the focus of the letter was our genotypic tests and not our phenotypic tests. On August 8, 2007, the FDA issued final guidance regarding classification of HIV genotypic resistance testing devices as class II devices. We do not believe that this guidance impacts our genotypic products all of which are conducted in our clinical laboratory. The recent draft IVDMIA guidance described above indicates that genotypic testing, such as our HIV genotypic resistance testing, does not fall within the scope of that IVDMIA draft guidance. We believe that our phenotypic resistance tests and our HERmark Breast Cancer Assay, as direct biological measurements, do not fall within the definition of IVDMIA. However, there is no assurance that the FDA will not seek to regulate our products.

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

•	our marketing efforts and continued ability to demonstrate the utility of PhenoSense products in guiding anti-viral drug therapy, especially in relation to genotyping technology;

•	the effectiveness of Pfizer in developing the market and commercializing our Trofile Assay outside of the United States;

•	our ability to demonstrate to potential customers the clinical benefits and cost effectiveness of our VeraTag technology, relative to competing technologies and products;

•	the extent to which opinion leaders in the scientific and medical communities publish supportive scientific papers in reputable academic journals;

•	the extent and success of our efforts to market, sell and distribute our testing products;

•	the timing and willingness of potential collaborators to commercialize our virology and VeraTag products and other future testing product candidates;

•

general and industry-specific economic conditions, which may affect our pharmaceutical customers’ research and development, clinical trial expenditures and the use of our products, including Trofile and VeraTag;

•	progress of clinical trials conducted by our pharmaceutical customers;

•	our ability to generate clinical data indicating correlation between data recognized by VeraTag assays, including HERmark and clinical responses to particular drugs;

•

changes in the cost, quality and availability of equipment, reagents and components required to manufacture or use our PhenoSense, Trofile, HERmark and future VeraTag products and other future testing product candidates;

•

the development by the pharmaceutical industry of anti-viral drugs and targeted medicines for specific patient populations, the success of these targeted medicines in clinical trials and the adoption of our technological approach in these development activities; and

•	our ability to develop new products.

If the market does not continue to accept our existing testing products, such as our PhenoSense and HERmark products or does not accept our future testing products, our ability to generate revenue will be limited.

Our indebtedness and debt service obligations have increased as a result of the issuance of our convertible note to Pfizer in the principal amount of $25 million, our issuance of 0% convertible senior unsecured notes, in the principal amount of $30 million, and our entry into a credit and security agreement with General Electric Capital Corporation (“GE”), which individually or in the aggregate, may adversely affect our cash flow, cash position and stock price.

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

We intend to fulfill our debt service obligations. In the future, if we are unable to generate cash or raise additional cash through financings sufficient to meet these obligations and need to use existing cash in order to fund these obligations, we may have to delay or curtail research, development and commercialization programs.

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

Billing for laboratory services is complex. Laboratories must bill various payers, such as Medicare, Medicaid, insurance companies, doctors, employer groups and patients, all of whom have different requirements. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 21%, 20% and 16% of our revenue for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, gross accounts receivable balances from Medicare and Medicaid represented 35% and 32% of our gross accounts receivable balance at December 31, 2008 and 2007, respectively. Billing difficulties often result in a delay in collecting, or ultimately an inability to collect, the related receivable. This impairs cash flow and ultimately reduces profitability if we are required to record bad debt expense and/or contractual adjustments for these receivables. We recorded bad debt expense of $0.9 million, $0.8 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Among many other factors complicating billing are:

•	complexity of procedures, and changes in procedures, for electronic processing of insurance claims;

•	complications related to use of new or miscellaneous codes, as with Trofile and HERmark, for new products based on new technologies;

•	cumbersome nature of manual processes at payers for processing claims where electronic processing is not possible;

•	pricing or reimbursement differences between our fee schedules and those of the payers;

•	changes in or questions about how products are to be identified in the requisitions;

•	disputes between payers as to which party is responsible for payment;

•	disparity in coverage among various payers; and

•	difficulties of adherence to specific compliance requirements and procedures mandated by various payers.

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

For our HIV resistance testing products, genotypic tests are available through national laboratories such as Quest Diagnostics and Laboratory Corporation of America, as well as regional and hospital laboratories and commercial laboratories such as Mayo Laboratories and Kaiser Permanente. These tests are supplied by a number of manufacturers including Applied Biosystems Group, and Visible Genetics, a division of Siemens. While alternate approaches to phenotypic testing are commercialized, we believe that the primary competition for our phenotypic resistance tests is the alternate approach of genotyping. For our Trofile Co-Receptor Tropism Assay, we are not aware of any other clinically validated products currently available for this application. However, we are aware of efforts by third parties to develop competitive assays using phenotypic and genotypic approaches. We believe that genotypic approaches to the identification of tropism are significantly less precise than our phenotypic approach. Nevertheless, we expect that reference laboratories and academics may develop products based on genotypic approaches.

For diagnostic testing used for cancer therapies, we expect to compete with existing mass protein and RNA based technologies as well as with companies that are developing alternative technological approaches for patient testing in the cancer field. There are likely to be many technological approaches in the emerging field of testing for likely responsiveness to the new class of targeted cancer therapies, potentially from companies that currently commercialize testing products for guiding therapy of cancer patients, such as DakoCytomation A/S, Genzyme, Abbott Laboratories and Roche Diagnostics. Established national clinical laboratories such as Quest Diagnostics and Laboratory Corporation of America may also develop or commercialize services or products that are competitive with those that we anticipate developing and commercializing. In addition, there are likely alternative technology approaches being developed by competitors and evaluated by pharmaceutical and biotechnology companies as well as being studied by the oncology community. In particular, while products based on our VeraTag technology are based on the identification of protein-based differences among patients, there is significant interest in the oncology community for gene-based approaches that may be available from other companies.

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

With respect to our viral disease portfolio, we have approximately 91 granted, issued, allowed and pending patent applications in the United States and in other countries, including 27 issued patents as of December 31, 2008. With respect to our VeraTag technology, including our current and planned oncology products, we have approximately 78 granted, issued, allowed and pending patent applications in the United States and in other countries, including 34 issued patents as of December 31, 2008.

We have 101 granted, issued, allowed and pending patent applications in the United States and in other countries as of December 31, 2008, including 80 issued or allowed patents, relating to the historic microfluidics business of ACLARA. These microfluidics patents and patent applications have been licensed to Caliper Life Sciences, Inc. and we may receive certain royalties pursuant to this license agreement. We have received and will receive cash payments, including up-front and annual payments for the outlicense. In addition, we will receive royalty payments relevant to exactly which of the outlicensed patents are implicated. For some of the outlicensed patents, we will receive a flat royalty on all products for which Caliper grants a sublicense. On others, we will share sublicensing revenue based upon a formula determined according to the quality and quantity of Caliper patents implicated in the Caliper sublicense.

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

Our commercial success depends upon our ability to develop, manufacture, market and sell our products and use our proprietary technologies without infringing the proprietary rights of others. Companies in our industry typically receive a higher than average number of claims and threatened claims of infringement of intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the fields in which we are selling and/or developing or expect to sell and/or develop products. We may be exposed to future litigation by third parties based on claims that our products, technologies or activities infringe the intellectual property rights of others. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our products or technologies may infringe. There also may be existing patents, of which we are not aware, that our products or technologies may inadvertently infringe. Further, there may be issued patents and pending patent applications in fields relevant to our business, of which we may become aware from time to time, that we believe we do not infringe or that we believe are invalid or relate to immaterial portions of our overall business. We will not be able to assure you that third parties holding any of these patents or patent applications will not assert infringement claims against us for damages or seeking to enjoin our activities. We will also not be able to assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor. Third parties have from time to time threatened to assert infringement or other intellectual property claims against us based on our patents or other intellectual property rights or informed us that they believe we required one or more licenses in order to perform certain of our tests. For instance, we were informed in 2004 by Bayer Diagnostics (now a unit of Siemens AG), or Bayer, that it believed we require one or more licenses to patents controlled by Bayer in order to conduct certain of our current and planned operations and activities. We, in turn, believe that Bayer may require one or more licenses to patents controlled by us. Although we believe we do not need a license from Bayer for our HIV products, we held preliminary discussions with Bayer, in 2004, concerning the possibility of entering into a cross-licensing or other arrangement. However, in the future, we may have to pay substantial damages, possibly including treble damages; for infringement if it is ultimately determined that our products infringe a third party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit will take significant time, and may be expensive and divert management attention from other business concerns.

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

Our registered or unregistered trademarks or trade names such as the names PhenoSense, PhenoSense GT, PhenoScreen, Integrase, GeneSeq, Trofile, HERmark and VeraTag may be challenged, canceled, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build brand loyalty. Brand recognition is critical to our short-term and long-term marketing strategies especially as we commercialize future enhancements to our products. In particular as we broaden our commercial focus from viral diseases to oncology and other serious diseases, we may not be able to establish any brand recognition and loyalty in oncology and other new markets that we may enter in the future.

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

The Company may be subject to other claims or litigation. In the past, the Company has received demand letters threatening possible legal action. We cannot be certain whether litigation will or will not be filed. Due to the inherent uncertainties of litigation the outcome of any such potential action cannot be predicted.

Our operating results may fluctuate from quarter to quarter, making it likely that, in some future quarter or quarters, we will fail to meet estimates of operating results or financial performance, causing our stock price to fall.

If revenue declines in a quarter, our losses will likely increase or our earnings will likely decline because many of our expenses are relatively fixed. Though our revenues may fluctuate significantly as we continue to build the market for our products, expenses such as research and development, sales and marketing and general and administrative are not affected directly by variations in revenue. The cost of our product revenue could also fluctuate significantly due to variations in the demand for our products and the relatively fixed costs to produce them. We may also experience operational difficulties in our clinical laboratory with interruption of test completion, which could adversely affect revenues. In addition, we could experience significant fluctuations in our consolidated statement of operations for stock-based compensation and fair value adjustments to our 0% Notes and Pfizer Note. We will not be able to accurately predict how volatile our future operating results will be because our past and present operating results, which reflect moderate sales activity, are not indicative of what we might expect in the future. Additionally, our revenues may fluctuate due to the timing of clinical trials utilizing our assays. As a result, it will be very difficult for us to forecast our revenues accurately and it is likely that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In this event, the market price of our common stock may fall abruptly and significantly. Because our revenue and operating results will be difficult to predict, period-to-period comparisons of our results of operations may not be a good indication of our future performance.

We may lose some or all of the value of some of our marketable securities.

We engage one or more third parties to manage some of our cash consistent with an investment policy that allows a range of investments and maturities. The investments are intended to preserve principal while providing liquidity adequate to meet projected cash requirements. Risks of principal loss are intended to be minimized through diversified short and medium term investments of high quality, but the investments are not, in every case, guaranteed or fully insured. In light of recent changes in the credit market, some high quality short-term investment securities, similar to the types of securities that we invest in, have suffered illiquidity or events of default. From time to time, we may suffer losses on our marketable securities, which could have a material adverse impact on our operations. Due to current market conditions, our cash available for investing has been placed in short-term U.S. Government Treasury Bills and money market accounts as of December 31, 2008.

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

As of December 31, 2008, approximately 50% of our common stock is beneficially held by our directors, our executive officers, and greater than five percent stockholders. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control of Monogram Biosciences at a premium price if these stockholders oppose it.

If our stockholders or convertible note holders sell substantial amounts of our common stock, the market price of our common stock may fall.

If our stockholders or convertible note holders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, or conversion of our outstanding convertible debt, the market price of our common stock may fall. As of December 31, 2008, we had outstanding options under our employee stock options plan to purchase approximately 4.0 million shares of our common stock, which represents 17% of our common stock outstanding on December 31, 2008, at a weighted-average price of $12.42 per share. Our outstanding convertible notes are convertible at the option of the holders into shares of our common stock. We registered both the shares of common stock issuable upon conversion of the 0% Notes and the shares issuable upon conversion of the Pfizer Note. Accordingly, so long as these registration statements are effective, the common stock issued upon conversion of the 0% Notes and the Pfizer Note will be freely tradable in the public markets without restriction. The conversion of these notes into common stock could result in the issuance of a substantial number of shares and substantial dilution to our stockholders. Sales of substantial amounts of our common stock, including hedging activities by our convertible note holders, or the perception that such sales could occur, whether currently outstanding, or issued as the result of option exercises or conversion of convertible debt, might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Sales of a substantial number of shares could occur at any time. This may decrease the price of our common stock and may impair our ability to raise capital in the future.

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

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Our stock price has fluctuated widely during the last few years from a low closing price of $1.64 per share in December 2008 to a high of $26.10 per share in January 2004. The following factors, in addition to other risk factors described in this section, may have a significant negative impact on the market price of our common stock:

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

A low or volatile stock price may negatively impact our ability to raise capital and to attract and maintain key employees. Additionally, in order for our common stock to continue to be quoted on the NASDAQ Global Market, or NASDAQ, we must satisfy various listing maintenance standards established by the NASDAQ, including, among other things, requirements that our stock price consistently trades at or above $1.00 per share and that the total market value of our common stock exceed $50,000,000. We have had and may continue to have periods when our stock has not traded at, or the market value of our common stock has been below, the levels required by NASDAQ rules.

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

Item 1B. Unresolved Staff Comments

There were no unresolved Securities and Exchange Commission (“SEC”) staff comments regarding our periodic or current reports under the Exchange Act as of December 31, 2008.

Item 2. Properties

As of December 31, 2008, we held leases of buildings and a sublease of office space in South San Francisco, California as follows:

•	Two leases of approximately 41,000 and 40,000 square feet, respectively, of laboratory and office space through April 2018; and

•	A sublease of approximately 27,000 square feet of office space through May 2011.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on December 17, 2008. The matters voted upon and the related voting results were as follows:

1.	Two Class II directors were elected to our board to hold office until the 2011 Annual Meeting of Stockholders, or until their successors are elected and qualified. The nominees and the voting for each were as follows:

Edmon R. Jennings:
	For	19,577,028
	Withheld	474,488

Cristina H. Kepner:
	For	19,622,591
	Withheld	428,925

The term of office of directors David H. Persing, M.D., Ph.D. and Christine A. White, M.D., continues until our annual meeting of stockholders in 2009. The term of office of directors William Jenkins, M.D., John D. Mendlein, J.D., Ph.D. and William D. Young continues until our annual meeting of stockholders in 2010.

2.	The appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008, was ratified.

For	20,007,451
Against	22,980
Abstain	21,082

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Data; Dividends

Our Common Stock trades on the NASDAQ Global Market under the symbol “MGRM.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock on the NASDAQ Global Market:

	High	Low
2008
Fourth Quarter	$5.04	$1.44
Third Quarter	$7.44	$4.20
Second Quarter	$7.50	$6.12
First Quarter	$9.78	$6.06

2007
Fourth Quarter	$9.72	$6.90
Third Quarter	$11.22	$8.46
Second Quarter	$15.66	$9.36
First Quarter	$13.02	$9.00

On October 27, 2008, the Company’s Board of Directors approved a 6-to-1 reverse stock split, as previously authorized and approved by the Company’s stockholders at the September 19, 2007 annual meeting, which became effective on November 4, 2008. The reverse stock split resulted in a reduction in the number of shares of common stock issuable upon the exercise of stock options or warrants and the conversion ratios of the respective convertible notes were automatically adjusted to reflect the reverse stock split. The accompanying financial statements and footnotes have been adjusted retroactively to reflect the reverse stock split. The last reported sale price of our common stock on the NASDAQ Global Market on February 6, 2009 was $4.00. As of February 6, 2009, there were approximately 300 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities.

The following sets forth the number of shares of our common stock issued in the fourth quarter of 2008. For these issuances, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”):

On December 31, 2008, we issued 242,357 shares of common stock with a market value of $0.6 million as of the date of such issuance, to the Monogram Biosciences, Inc. 401(k) Profit Sharing Plan as a matching contribution under the terms of the plan.

Equity Compensation Plans

Information about our equity compensation plans is incorporated by reference into Item 12 of Part III of this Annual Report.

Item 6. Selected Financial Data

The following selected financial information is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K in order to fully understand factors that may affect the comparability of the information presented below. The statements of operations data for the years ended December 31, 2008, 2007 and 2006, and the balance sheet data as of December 31, 2008 and 2007, are derived from our audited consolidated financial statements included in Item 8 of this Report. The statement of operations data for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004, are derived from our financial statements not included in this Report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
	(Unaudited)
Consolidated Statements of Operations Data:
Revenue:
Product revenue	$59,487	$39,482	$45,150	$43,468	$34,811
Contract revenue	2,404	2,064	2,808	4,784	1,990
License revenue	302	1,683	—	—	—

Total revenue	62,193	43,229	47,958	48,252	36,801
Operating costs and expenses:
Cost of product revenue	27,777	22,926	22,703	20,001	17,794
Research and development	23,825	19,385	18,981	18,996	7,839
Purchased in-process research and development charge	—	—	—	—	100,600
Sales and marketing	16,669	15,927	14,735	12,588	10,056
General and administrative	15,473	15,686	15,042	10,200	10,192
Lease termination charge	—	—	—	—	433

Total operating costs and expenses	83,744	73,924	71,461	61,785	146,914

Operating loss	(21,551)	(30,695)	(23,503)	(13,533)	(110,113)
Convertible debt valuation adjustments and interest income, net	9,768	4,687	1,250	2,243	164
Contingent value rights revaluation	120	218	(16,450)	(26,296)	28,519
Preferred stock dividend	—	—	—	(162)	(324)

Net loss before cumulative effect of change in accounting principle	(11,663)	(25,790)	(38,703)	(37,748)	(81,754)
Cumulative effect of change in accounting principle	—	2,242	—	—	—

Net loss after cumulative effect of change in accounting principle applicable to common shareholders	$(11,663)	$(23,548)	$(38,703)	$(37,748)	$(81,754)

Basic and diluted net loss per common share before cumulative effect of change in accounting principle	$(0.52)	$(1.17)	$(1.78)	$(1.83)	$(8.56)
Cumulative effect per common share of change in accounting principle	—	0.10	—	—	—

Basic and diluted net loss per common share after cumulative effect of change in accounting principle	$(0.52)	$(1.07)	$(1.78)	$(1.83)	$(8.56)

Shares used in computing basic and diluted loss per common share	22,453	22,047	21,741	20,588	9,549

Our results for the year ended December 31, 2004, include the acquired operations of ACLARA for the period from December 10, 2004 to December 31, 2004. Our results for the years ended December 31, 2006-2008, include the impact of the adoption of SFAS 123(R), “Share-Based Payments,” on January 1, 2006.

On October 27, 2008, our Board of Directors approved a 6-to-1 reverse stock split, as previously authorized and approved by our stockholders at the September 19, 2007 annual meeting, which became effective on November 4, 2008. The reverse stock split resulted in a reduction in the number of shares of common stock issuable upon the exercise of stock options or warrants and the conversion ratios of the respective convertible notes were automatically adjusted to reflect the reverse stock split. See notes to the consolidated financial statements for a description of the number of shares used in the computation of the basic and diluted net loss per common share.

We recorded a cumulative effect of change in accounting principle of $2.2 million in the year ended December 31, 2007, as a result of an election by the Company to early adopt SFAS No. 159 on January 1, 2007, to measure the fair value of the Pfizer Note as a hybrid debt instrument in its entirety with adjustments to the fair value reflected as non-operating income in the consolidated statement of operations.

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
	(Unaudited)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$15,965	$30,590	$31,130	$65,014	$78,848
Accounts receivable, net	15,883	9,100	6,849	9,063	7,251
Working capital	13,056	26,075	21,603	23,984	73,463
Deferred costs relating to collaboration agreement	17,275	8,043	1,783	—	—
Total assets	70,032	69,311	60,845	97,678	107,635
Current portion of contingent value rights	1,935	2,119	2,813	42,676	—
Long-term deferred revenue	24,769	13,622	1,783	—	—
Long-term portion of contingent value rights	—	—	—	—	15,269
Long-term portion of restructuring costs	—	289	868	1,916	1,710
Long-term convertible promissory notes	29,062	39,297	25,000	—	—
Long-term portion of loans payable	—	—	—	233	311
Long-term portion of capital lease obligations	9	98	92	212	36
Redeemable convertible preferred stock	—	—	—	—	1,810
Accumulated deficit	(299,202)	(287,539)	(263,991)	(225,288)	(187,702)
Total stockholders’ (deficit) equity	$(6,686)	$(1,240)	$13,908	$41,771	$72,673

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

Through this approach, we have become a leader in developing and commercializing innovative products that help guide and improve the treatment of infectious diseases and cancer. In the future, we plan to seek opportunities to address an even broader range of serious diseases. Our goal with personalized medicine is to enable the management of diseases at the individual patient level through the use of sophisticated diagnostics that permit the targeting of therapeutics to those patients most likely to respond to or benefit from them, thereby offering the right treatment to the right patient at the right time.

Over the last several years, we have built a business based on the personalized medicine approach to human immunodeficiency virus (“HIV”) with drug resistance testing products and, more recently, with a unique patient selection test, Trofile. With the commercialization in 2008 of the first product based on our proprietary VeraTag™ technology, we have begun to leverage the experience and infrastructure we built in the HIV market to the larger market opportunity in cancer.

In HIV, our phenotypic and genotypic resistance testing products provide a practical method for measuring the impact of genetic mutations on HIV drug resistance. This information is used to optimize treatment options for the individual patient. We currently market these resistance testing products to assess in individual HIV patients, their susceptibility to HIV drugs in the drug classes of reverse transcriptase inhibitors, protease inhibitors, entry (fusion) inhibitors and integrase inhibitors. In addition to these resistance tests, in 2007, we initiated commercial sales of the Trofile Co-Receptor Tropism Assay. Trofile is a patient selection assay for the new class of CCR5 antagonists. The first drug in this class, Selzentry (maraviroc) from Pfizer Inc (“Pfizer”), was approved by the U.S. Food and Drug and Administration (“FDA”) and by the European Commission in 2007. Upon approval of Selzentry in the U.S., we introduced our Trofile Assay commercially and it is now available to help physicians select patients for clinical use of Selzentry. Outside of the U.S., we are making Trofile available through a global collaboration with Pfizer. In HIV, combination therapy, where a patient is treated with a regimen of several drugs, is the standard of care. Tests to properly construct the optimal regimen, such as our phenotypic resistance tests and our Trofile Assay for patient selection are critical to the successful management of combination therapy.

In oncology, numerous targeted drug therapies for the treatment of cancer are being marketed and many additional targeted therapies are in development. Increasingly, combination therapy, where multiple drugs are used in combination to treat a patient, is being evaluated for cancer patients. Our proprietary VeraTag technology provides an assay platform for analyzing very small amounts of tumor samples recovered and prepared in a variety of methods, including formalin fixation, the current standard technique in hospital pathology laboratories. We believe this analytical platform may be well suited for currently marketed drugs such as Herceptin as well as the next generation of targeted cancer therapeutics. Conventional tests provide a qualitative measure of the presence of genes or proteins. In contrast, the VeraTag technology permits the quantitative and accurate measurement of proteins, and proteins in their activated form of homodimers and heterodimers. We believe that by making these measurements closer to the target of drugs we can provide a more reliable indicator of likely drug response or drug resistance, and thereby may permit the prediction, with a high degree of accuracy, of the likelihood of a patient’s cancer responding to a given therapy, facilitating the selection of more precise and effective therapeutic options. Our first product, HERmark, is approved for routine testing in our Clinical Laboratory Improvement Amendments, or CLIA, certified clinical reference laboratory and was introduced commercially in July 2008. HERmark measures a patient’s HER2 status through the level of HER2 total protein and HER2 homodimer that are present. Clinical data has been presented during 2008 and additional clinical studies are in progress to confirm HERmark’s clinical utility and to optimize its commercial value. Additional assays are in development related to other proteins, protein complexes and signaling pathways that are key drivers of proliferation or survival in cancer cells, both in breast cancer and other cancers.

We have incurred losses each year since inception. As of December 31, 2008, we had an accumulated deficit of approximately $299.2 million. We expect to incur additional operating losses at least for the next twelve months as we commercialize HERmark, expand and further develop the VeraTag technology, transfer additional assays into the clinical laboratory, conduct clinical studies and expand our oncology commercial infrastructure to serve the oncology market.

REVERSE STOCK SPLIT

On October 27, 2008, our Board of Directors approved a 6-to-1 reverse stock split, as previously authorized and approved by our stockholders at the September 19, 2007 annual meeting, which became effective on November 4, 2008. The reverse stock split resulted in a reduction in the number of shares of common stock issuable upon the exercise of stock options or warrants and the conversion ratios of the respective convertible notes were automatically adjusted to reflect the reverse stock split.

ISSUANCE OF 0% CONVERTIBLE SENIOR UNSECURED NOTES

In January 2007, we issued $30 million principal amount of 0% Convertible Senior Unsecured Notes, due 2026 (the “0% Notes”). Although the 0% Notes are due in December 2026, the 0% Notes may be called at the holder’s option at December 31, 2011, December 31, 2016 or December 31, 2021, at a price equal to 100% of the accreted value. The aggregate purchase price for the 0% Notes was approximately $22.5 million. The 0% Notes do not bear interest and are convertible, at the option of the holder, into shares of our common stock, at a conversion price of $15.12 per share, which is equivalent to an initial conversion rate of approximately 66.14 shares per $1,000 principal amount of the 0% Notes. The conversion price will adjust automatically upon certain changes to our capitalization.

We have the option to cause all or any portion of the 0% Notes to automatically convert at such time as the closing price of our common stock is greater than $18.90 for twenty out of thirty consecutive trading days, provided that certain conditions are met. The 0% Notes are subordinated to all of our present senior debt, including the $25 million 3% Senior Secured Convertible Note, due May 19, 2010, issued to Pfizer in May 2006, as amended as described below, and our $10 million line of credit with General Electric Capital (“GE”), due March 27, 2010.

In accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments” the Company elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety with adjustments to fair value reflected in the consolidated statement of operations. For the year ended December 31, 2008, the valuation resulted in a $8.0 million favorable convertible debt valuation adjustment to the carrying value of the 0% Notes. This net adjustment is reflected as non-operating income in the consolidated statement of operations. As of December 31, 2008, the fair value and unpaid principal balance of the 0% Notes were $10.5 million and $25.2 million, respectively.

AGREEMENTS WITH PFIZER INC

In May 2006, we entered into a non-exclusive Collaboration Agreement (the “Collaboration Agreement”) with Pfizer Inc (“Pfizer”) to facilitate the global availability for patient use of our proprietary co-receptor tropism assay, Trofile™ (“Trofile Assay”). Our Trofile Assay is used to identify which co-receptor a patient’s HIV uses for entry to cells and has been used in connection with phase III clinical trials of Pfizer’s investigational CCR5 antagonist, Selzentry (maraviroc). In August 2007, Selzentry was approved by the FDA for use in CCR5-tropic treatment-experienced patients. The FDA-approved label for Selzentry indicates that tropism testing should be used for patient selection and we expect that the Trofile Assay will be used to select patients for Selzentry. In October 2007, Selzentry was approved by the European Commission. Under the Collaboration Agreement we are responsible for making our Trofile Assay available in the U.S. Pfizer has responsibility for sales, marketing and regulatory matters outside of the U.S. and reimburses us for our expenses incurred to establish and maintain the logistics infrastructure necessary to make the assay available internationally as required by Pfizer. The Collaboration Agreement’s initial term expires on December 31, 2009, and is renewable by Pfizer for five successive one year terms. We and Pfizer also extended the Trofile pricing provisions of our services agreement to support potential additional Pfizer clinical trials through December 31, 2009. This services agreement covers the provisions of Monogram assays for use by Pfizer in clinical studies.

We also entered into a note purchase agreement with Pfizer under which Pfizer purchased a Senior Secured Convertible Note in the principal amount of $25 million (the “Pfizer Note”). The Pfizer Note bears a 3% annual interest rate, payable quarterly in cash or shares of our common stock, at our option, and matures in May 2010, unless converted earlier. The Pfizer Note is convertible at Pfizer’s option into shares of our common stock at a conversion price of $16.23 per share and will automatically convert into shares of our common stock should the closing price of our common stock be greater than 150%, of the conversion price, or $24.36 per share, for twenty out of thirty consecutive trading days. In addition, the Pfizer Note is secured by certain assets related to our HIV testing business, subject to certain covenants and is senior in right of payment to all existing and future indebtedness, subject to certain limited exceptions. In connection with the sale of the 0% Notes, as described above, Pfizer, U.S. Bank and National Association, as trustee, and we entered into a subordination agreement in January 2007, setting forth the terms under which the 0% Notes are subordinated to the Pfizer Note. We also amended our note purchase agreement with Pfizer, and amended and restated the Pfizer Note, to conform to certain terms of the subordination agreement. As amended, the Pfizer Note provides that Monogram will be in default if (i) an event of default occurs and is continuing under the 0% Notes and (ii) the Trustee or any holders of the Notes gives notice to us of its or their intent to either accelerate the 0% Notes or exercise any other remedies thereunder (subject to certain limited exceptions).

As a result of the issuance of the 0% Notes, we were required to value and account for certain derivative instruments that are embedded in the Pfizer Note. We elected to early adopt SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” to measure the Pfizer Note as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the consolidated statement of operations. At the initial adoption of SFAS 159, we recorded a cumulative-effect of a change in accounting principle for the Pfizer Note of $2.2 million, resulting in a fair value of $22.8 million at January 1, 2007. For the year ended December 31, 2008, this valuation resulted in a $2.2 million decrease to the carrying value of the Pfizer Note, which is reflected as non-operating income in the consolidated statement of operations. As of December 31, 2008 the carrying value of the Pfizer Note was $18.6 million and the unpaid principal balance was $25 million.

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

The Pfizer collaboration is a multiple element arrangement, including supply of the Trofile Assay in additional clinical studies (including expanded access programs in both the U.S. and outside the U.S.), supply of the Trofile Assay for use outside of the U.S., reimbursement of costs to establish and operate the supply infrastructure outside of the U.S. and potential assistance to Pfizer in the establishment and operation of a second facility to process tropism assays. Under the guidelines of EITF 00-21, we have determined that the collaboration with Pfizer be accounted for as a single unit of accounting due to the absence of established fair values of certain undelivered elements. Accordingly, we have deferred revenue under this collaboration until the earlier of establishment of fair values or completion of the deliverables. Additionally, related direct costs to establish and operate the supply infrastructure outside of the U.S. that are contractually reimbursable on a non-refundable basis under are deferred. As of December 31, 2008, we had $21.5 million of deferred revenue and $17.3 million of deferred costs relating to the Collaboration Agreement, within the U.S. and internationally.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the financial statements describes the significant accounting policies used to prepare our consolidated financial statements. Certain of these significant accounting policies are considered critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) requirement to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates that we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or consolidated results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and are included in the financial statements as soon as they become known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and consolidated results of operations.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“SFAS 123R”) under provisions of Staff Accounting Bulletin No. 107 (“SAB 107”) using the modified prospective approach, and therefore, has not restated results for prior periods. Under this approach, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award. Upon adoption of SFAS 123R, the Company records stock-based compensation as a charge to income, net of the estimated impact of forfeited awards. As such, the Company recognized stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The Company has no awards with market or performance conditions.

Prior to the adoption of SFAS 123R, we accounted for stock-based awards under the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and made pro forma footnote disclosures as required by Statement of Financial Accounting Standards No. 148, “Accounting For Stock-Based Compensation—Transition and Disclosure,” which amended Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation.” Under the intrinsic method, no stock-based compensation expense had been recognized in the consolidated statement of operations because the exercise price of the stock options granted equaled the fair market value of the underlying stock on the date of grant. Pro forma net loss and pro forma net loss per share disclosed in the footnotes to the financial statements were estimated using the Black-Scholes option-pricing model.

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

Revenue Recognition

Product revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payer programs, such as Medicare and Medicaid. Billings for services under third-party payer programs are included in product revenue, net of allowances, for differences between the amounts billed and estimated receipts under such programs. We estimate these allowances based on historical payment information and current reimbursement rates. If the government and other third-party payers significantly change their reimbursement policies, an adjustment to the allowance may be necessary. Revenue generated from our database of resistance test results is recognized when earned under the terms of the related agreements, generally upon shipment of the requested reports.

Contract revenue consists of revenue generated from National Institutes of Health (“NIH”) grants, commercial assay development and other non-product revenue. NIH grant revenue is recorded on a reimbursement basis as grant costs are incurred. The costs associated with contract revenue are included in research and development expenses. For commercial and research collaborations, we recognize non-refundable milestone payments received related to substantive at-risk milestones when performance of the milestone under the terms of the collaboration is achieved and there are no further performance obligations. Research and development fees from commercial collaboration agreements are generally recognized as revenue on a straight-line basis over the life of the collaboration agreement or as the research work is performed. Up front payments received in advance of meeting the revenue recognition criteria described above are deferred.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, other accrued expenses and short-term obligations approximate fair value based on the highly liquid, short-term nature of these instruments. We also have long-term instruments consisting of debt obligations in the form of convertible promissory notes, which are subject to interest rate and market risk due to the convertible features of those notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We value debt obligations in accordance with the guidelines set forth in SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” using the framework established by SFAS 157, “Fair Value Measurements” to measure fair value.

We use a binomial lattice model as the valuation technique to determine fair value of our convertible notes using management assessment and inputs, which utilize inputs other than observable quoted prices that are observable either directly or indirectly. Inputs derived from quoted prices include our stock price, the average yield of B- bonds and the prices of Treasury instruments. Input from management assessments includes the probability of certain events occurring during the term of the debt. Such adjustments could be substantial in certain circumstances, such as if our common stock price is higher or lower than at December 31, 2008, which could adversely affect the Company’s future consolidated results of operations.

Accounts Receivable

The process for estimating the collectibility of receivables involves significant assumptions and judgments. Billings for services under third-party payer programs are recorded as revenue, net of allowances, for differences between amounts billed and the estimated receipts under such programs. Adjustments to the estimated receipts, based on final settlement with the third-party payers, are recorded upon settlement as an adjustment to net revenue.

In addition, we have an established process to review and estimate the collectibility of our receivables. Receivables are reserved based on their respective aging categories. Historical collection and payer reimbursement experience is an integral part of the estimation process related to reserves for doubtful accounts. Our process for determining the appropriate level of allowance for doubtful accounts involves judgment, and considers the age of the underlying receivables, type of payer, historical and projected collection experience, and current economic and business conditions that could affect the collectibility of our receivables. The allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. An account is written-off against the allowance for doubtful accounts when reasonable collection efforts have been unsuccessful and it is probable the receivable will not be recovered or the account has been transferred to a third party collection agency. In addition, we assess the current state of our billing functions to identify any known collection or reimbursement issues in order to assess the impact, if any, on our reserve estimates.

We believe that the collectibility of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we have procedures to reduce the number of requisitions received from healthcare providers with missing or incorrect billing information. Changes in the allowance for doubtful accounts are recorded as an adjustment to bad debt expense within general and administrative expenses. We believe that our collection and reserves processes, along with closely monitoring our billing processes, helps to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in collection and reimbursement experience and billing operations. We write off accounts against the allowance for doubtful accounts when they are deemed to be uncollectible.

Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets

Goodwill represents the excess of the purchase consideration over the fair values of the identifiable assets acquired and liabilities assumed from our merger with ACLARA BioSciences, Inc. (“ACLARA”) in 2004. In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142, we are required to test for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could indicate impairment and require us to perform impairment tests more frequently than annually include significant adverse changes in legal factors or market and economic conditions; adverse regulatory action; unanticipated competition and significant adverse change in perceived revenue potential.

Measurement of fair value is determined using the income approach. The income approach focuses on the income-producing capability of the entity, measuring the current value of the entity by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the Company. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss will be recorded in operating income (loss).

Other intangible assets may include acquired developed product technology, costs of patents and patent applications related to products and products in development, which are capitalized and amortized on a straight-line basis over their estimated useful lives. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business or legal factors; an adverse action or assessment by a regulator; unanticipated competition or loss of key personnel.

Contingent Value Rights

As part of the merger with ACLARA, we issued Contingent Value Rights (“CVR”) to ACLARA stockholders and were obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined at $5.28 per CVR and a cash payment of approximately $57.0 million was made to CVR holders on June 14, 2006. Holders of assumed ACLARA options are entitled to receive a cash payment of $5.28, upon future exercise of those options, for each CVR that would have been issuable to them had the option been exercised prior to the CVR maturity date.

The liability under the CVRs was recorded at the closing of the merger with ACLARA at fair value, estimated using a calculation based on a Black-Scholes valuation of the underlying CVR securities of $3.96 per CVR. Subsequent to the closing of the merger, an active trading market had been established and as a result, this liability was revalued based on the actual closing price of the CVRs on the OTC Bulletin Board at the end of each quarter. In addition, we record an additional liability each quarter for additional CVRs related to assumed ACLARA stock options as they vest during each quarter.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. We have not provided for U.S. federal income and foreign withholding taxes on non-U.S. subsidiaries’ undistributed earnings as calculated for income tax purposes in accordance with the provisions of Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes—Special Areas” (“APB 23”) since we intend to reinvest these earnings outside the U.S. indefinitely.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48) on January 1, 2007. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of adopting FIN 48.

CONSOLIDATED RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to Years Ended December 31, 2007 and 2006

	2008	2007	2006
	(In thousands)
Product revenue	$59,487	$39,482	$45,150
Contract revenue	2,404	2,064	2,808
License revenue	302	1,683	—

Total revenue	$62,193	$43,229	$47,958

Revenue. Revenue for the year ended December 31, 2008, increased $19.0 million to $62.2 million compared to $43.2 million in 2007. The increase in total revenue was driven primarily by a $20 million increase in product revenue from the use of our Trofile Co-Receptor Tropism Assay for selecting HIV patients to be treated with Pfizer’s Selzentry, and from the use of our virology products, including Trofile in a customer’s clinical trials.

Revenue for the year ended December 31, 2007, decreased $4.7 million to $43.2 million, compared to $48.0 million for the year ended December 31, 2006. The decrease in total revenue was due primarily to the substantial completion in 2006 of Pfizer’s phase III clinical trial of Selzentry. The use of our testing services, including our Trofile Assay in Pfizer’s phase III clinical trial of Selzentry, generated significant revenue in the first half of 2006. The decreased revenue of the phase III clinical trial of Selzentry, was partially offset by revenue generated from the commercialization of our Trofile Assay during 2007, excluding Trofile Assay revenue earned under the Collaboration Agreement with Pfizer, which is deferred.

Our product revenue consists primarily of revenue generated from our HIV resistance testing, Tropism testing and HIV pharmaceutical testing. Our Trofile Co-Receptor Tropism Assay was launched in 2007. In August 2007, Selzentry, the first drug in a new class of HIV drugs called CCR5 antagonists, was approved by the FDA for use in CCR5-tropic treatment-experienced patients. The FDA-approved label for Selzentry indicates that tropism testing should be used for patient selection and we expect that the Trofile Assay will continue to be used to select patients for Selzentry. However, if our test is not used to select patients for Selzentry, this could have a significant negative impact on our potential future revenues. We recorded nominal revenue in 2008 with HERmark, our first oncology test that was made commercially available in July 2008. We expect that additional adoption of HERmark by physicians will occur in 2009 and that revenue will increase once reimbursement is established by third party payers.

Contract revenue is earned from HIV research grants with the National Institutes of Health (“NIH”), and from other non-product and non-license revenue. For the year ended December 31, 2008, these sources of revenue increased $0.3 million to $2.4 million from $2.1 million in 2007, primarily due to increased grant-related activity. In 2007, these sources of revenue decreased by $0.7 million compared to $2.8 million in 2006 as we focused our oncology development efforts on enhancing the operational reproducibility and sensitivity of the VeraTag assays and studies designed to clinically validate the HERmark assay, which was launched in July 2008. We have an active program of applying for NIH funding and currently have a number of active grants that we believe will support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics.

We recorded $0.3 million in license revenue for the year ended December 31, 2008, compared to $1.7 million for the year ended December 31, 2007. The higher license revenue in 2007 was primarily due to a non-recurring, upfront royalty for the Caliper license, which was paid in 2007. License revenue consists of revenue from Caliper Life Sciences, Inc. for the microfluidics patent portfolio acquired in our merger with ACLARA in 2004. Under a license agreement, Caliper is obligated to pay ongoing royalties related to product and service revenues that encompass the use of our patents, and royalty sharing for any sublicense revenue generated by Caliper. We did not earn any license revenues for the year ended December 31, 2006.

We anticipate quarterly variations in product revenue due primarily to fluctuations in the timing of various planned and ongoing clinical studies conducted by pharmaceutical companies. Revenue from pharmaceutical company customers are expected to be reduced in 2009 due to the timing of customers’ clinical trials. We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. In 2008, 2007 and 2006, approximately 21%, 20%, and 16%, respectively, of our revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. Additionally, in 2008, 2007 and 2006, Schering-Plough represented approximately 13%, 5% and 4%; Quest Diagnostics Incorporated represented approximately 10%, 11% and 11%; Laboratory Corporation of America represented approximately 7%, 11% and 6%; and Pfizer Inc represented approximately 3%, 6% and 19% of our total revenue, respectively.

Cost of product revenue. Cost of product revenue was $27.8 million, $22.9 million and $22.7 million in 2008, 2007 and 2006, respectively. Included in these costs are materials, supplies, labor and overhead related to product revenue. Product revenue gross margins were 53% in 2008, 42% in 2007 and 50% in 2006. The increase in product costs and product gross margin for the year ended December 31, 2008 as compared to 2007, was primarily due to the commercial introduction in the second half of 2007 of Trofile and the related increase in Trofile revenue as well as increased HIV pharmaceutical testing revenue, which carry a higher gross margin than our HIV resistance testing. The decrease in gross margin percentage in 2007, as compared to 2006, was primarily due to the benefit of higher volumes provided by the use of our Trofile Assay in Pfizer’s phase III trial of maraviroc during the first half of 2006. Gross margin was higher than the yearly average in the fourth quarter of 2007, due to the commercial introduction of Trofile and the related increase in revenue. We anticipate that gross margins on product revenue will continue to be affected by increases or decreases in our different product revenues. We believe that HERmark and other potential oncology products will have a higher gross margin than our HIV products.

Research and development. Research and development costs increased to $23.8 million for the year ended December 31, 2008, as compared to $19.4 million for the same period in 2007. The $4.4 million increase in 2008 of research and development expenses was primarily due to increased contracting expenses, facilities and personnel costs relating to our oncology programs. In 2007, research and development expenses were approximately the same as those for the year ended December 31, 2006, which were $19.0 million. The successful development of our products is highly uncertain. Completion dates and research and development expenses can vary significantly for each product and are difficult to predict.

Our products in development overlap and most of our research and development activities in infectious disease and oncology are advancing multiple potential product lines. Due to substantial overlap, we do not track costs on a project by project basis, except for the costs related to contract revenue. A portion of our infectious disease research and development expenses are funded by grants and development contracts.

A substantial portion of our research and development expenditures are directed at continuing the development and clinical validation of our VeraTag technology. In 2008 and 2007, approximately 70% and 65%, respectively, of our research and development employees were focused on oncology programs. VeraTag assays are designed to detect proteins and protein complexes, including protein dimers and modified forms of these proteins. These analytes are not readily discernible with other technologies, especially in human tissue samples that have been stored in the standard clinical method of formalin-fixed/paraffin embedded (“FFPE”). Measurements of activated proteins are expected to provide valuable information with respect to the activation states of key signaling pathways that drive cell proliferation and survival in tumors, and serve as biomarkers that indicate the likelihood of response to particular targeted therapeutics in individual patients and specific patient sub-groups. Importantly, our VeraTag assays require only a very small amount of biological sample and are designed to be performed directly on FFPE tissue samples, as well as other sample formats. This ability to utilize small amounts of human clinical samples in a wide range of formats, without extensive and time-consuming sample preparation, makes VeraTag assays well suited to diagnostic applications in human disease management.

The VeraTag platform is not specific to cancer. Measurements of proteins and activated proteins may be clinically relevant in a wide range of disease areas. Our focus in developing the technology to date has been on cancer, specifically on the EGFR/HER family of protein receptors. The following table summarizes ongoing and planned development activities for the assays that have been developed or are in development.

Assay	Development Status	Ongoing and Planned Development Activities
HER2 total protein	CLIA validated	• Clinical studies are ongoing and planned to evaluate these assays in breast cancer patient tissue samples, to evaluate their correlation with response to Herceptin treatment
HER2:HER2 homodimer	CLIA validated
HER1 total protein	Research use

•   Clinical studies are ongoing and planned to evaluate these assays in breast cancer patient tissue samples, to evaluate their correlation with resistance to Herceptin treatment

•   Clinical studies are planned to evaluate these assays in patient tissue samples in other cancers, including lung, head and neck and others, to evaluate their correlation with clinical outcomes to targeted cancer drugs

•   Additional development to optimize assay performance

•   On establishment of clinical utility, assays may be validated in the clinical reference laboratory to enable availability as CLIA-validated tests

HER3 total protein	Research use
HER1:HER1 homodimer	Research use
HER1:HER2 heterodimer	Research use
HER2:HER3 heterodimer	Research use
HER3:PI3K complex (a downstream signaling complex in the Akt pathway)	Research use
p95 (a proteolytically truncated form of the HER2 protein)	Research use

Our infectious disease programs are primarily focused on support and continued development of our portfolio of HIV resistance tests and Trofile, our tropism patient selection test. In addition to these HIV tests, we continue to develop, with grant funding, our HIV Antibody Neutralization assay. This assay is validated for research purposes, is available to pharmaceutical company customers and additional development work is ongoing related to the use of our assays in vaccine development. We also continue to develop, with funding from a grant and from a pharmaceutical company partner, resistance assays for HCV. A GeneSeq HCV (NS5B) assay has been validated for research use and is available to pharmaceutical company customers. GeneSeq HCV (NS3) and PhenoSense HCV assays are also in development. In 2008 and 2007, approximately 30% and 35%, respectively, of our research and development employees were focused on these infectious disease programs.

The completion of our research and development projects is subject to a number of risks and uncertainties, including unplanned delays or expenditures during product development, the extent of clinical testing required for market adoption and regulatory approvals, the timing and results of clinical trials, failure to validate our technology and products in clinical trials and failure to receive any necessary regulatory approvals. Because of these uncertainties, the nature, timing and estimated costs of the efforts necessary to complete our research and development projects cannot be determined or estimated with any degree of certainty. Any delays or additional research and development efforts may also require us to obtain additional sources of funding to complete development of our products. Our failure to complete development of our products would have a material adverse impact on our ability to increase revenue and on our financial position and liquidity.

Sales and marketing. Sales and marketing expenses were $16.7 million, $15.9 million and $14.7 million in 2008, 2007 and 2006, respectively. The increase of $0.8 million for the year ended December 31, 2008, as compared to the corresponding period in 2007, was primarily attributed to the expansion of our oncology sales force. The increase of $1.2 million in 2007 as compared to 2006, was also primarily due to the expansion of our sales force and increased marketing programs related to our products, offset by lower stock-based compensation expenses. We expect that our sales and marketing expenses for promotional programs as well as for sales and marketing personnel will increase with the commercialization of HERmark and in preparation for the introduction of future oncology products.

General and administrative. General and administrative expenses were $15.5 million, $15.7 million and $15.0 million in 2008, 2007 and 2006, respectively. The $0.7 million increase for the year ended December 31, 2007 over 2006, was primarily due to an increase in overall headcount.

Stock-Based Compensation. Stock-based compensation expense related to employee stock options and employee stock purchases recognized under SFAS 123R and CVR charges related to options that vested in the year was $4.3 million in 2008, as compared to $4.2 million in 2007 and $6.9 million in 2006. As of December 31, 2008, the total remaining unrecognized compensation cost related to the unvested stock options amounted to $6.2 million, which will be amortized over the weighted-average remaining requisite service period of 2.37 years.

The table below sets out stock-based compensation expenses recognized primarily under SFAS 123R, including CVR expenses related to vested options of $0.1 million in 2008, a reversal of $0.4 million in 2007 and expense of $0.8 million in 2006.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Cost of product revenue	$555	$487	$597
Research & development	1,068	718	2,075
Sales & marketing	1,026	1,150	1,653
General & administrative	1,609	1,829	2,536

	$4,258	$4,184	$6,861

Stock-based compensation expense under SFAS 123R is expected to continue to have an effect on results of future operations of which impact may be material.

In addition, we accounted for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued over their service periods, which approximates the vesting period. The impact of these options has not been material for all periods presented.

Convertible debt valuation adjustments and interest income, net. Convertible debt valuation adjustments were favorable by $10.2 million and $4.2 million for the years ended December 31, 2008 and 2007, respectively. In January 2007, we issued $30 million principal amount of the 0% Notes for an aggregate purchase price of approximately $22.5 million. Pursuant to the guidelines set forth in SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” we elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the consolidated statement of operations. As a result of the issuance of the 0% Notes, we were required to value and account for certain derivative instruments embedded in the Pfizer Note with adjustments to the fair value reflected in the consolidated statement of operations. We elected to early adopt SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” to measure the Pfizer Note as a hybrid debt instrument in its entirety using the framework established by SFAS 157 for measuring fair value. For the years ended December 31, 2008 and 2007, this valuation resulted in a $2.2 million and $2.0 million decrease to the carrying value of the Pfizer Note with a corresponding credit to the consolidated statement of operations and a $8.0 million and $2.2 million decrease to the carrying value of the 0% Notes, with a corresponding credit to the consolidated statement of operations. Such adjustments, primarily due to the Company’s common stock price, could be substantial in the future.

Interest expense, net was $0.4 million in 2008 and interest income, net was $0.5 million and $1.3 million in 2007 and 2006, respectively. The change of $0.9 million in 2008 as compared to 2007, and the $0.8 million decrease of interest income in 2007 as compared to 2006, were primarily due to lower interest income as a result of lower average cash and investment balances.

Cumulative effect of change in accounting principle. We elected to early adopt SFAS 159, effective January 1, 2007, to measure the fair value of the Pfizer Note as a hybrid debt instrument, in its entirety, with adjustments to the fair value reflected as a non-operating expense in the statement of operations. The impact of adopting SFAS 159 resulted in a cumulative effect adjustment of a change in accounting principle of $2.2 million for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2008, we incurred a net loss from operations of $11.7 million. Cash, cash equivalents and short-term investments declined from $30.6 million at December 31, 2007 to $16.0 million at December 31, 2008, and borrowings under our Credit and Security Agreement (“Credit Agreement”) increased from $4.3 million to $9.6 million, respectively, during the same periods. Under the terms of the Credit Agreement, we are prohibited from incurring certain types of indebtedness and certain liens on its assets. It is also subject to certain other affirmative and negative covenants as set forth in the Credit Agreement. An event of default under the indebtedness to GE will occur if, among other things, the Company: is delinquent in making payments of principal, interest or fees on the revolving credit line; fails, following notice, to cure a breach of a covenant under the Credit Agreement; a representation or warranty under the Credit Agreement is materially inaccurate; certain liquidation or bankruptcy proceedings are commenced or certain orders are granted against us; the security interests granted by us in favor or GE fail, in certain circumstances, to constitute valid security interests; or an acceleration event occurs under certain types of our other secured indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to GE under the Credit Agreement could be accelerated, such that it becomes immediately due and payable. We are in compliance with all covenants under the Credit Agreement as of December 31, 2008.

The decline in our cash, cash equivalents and short-term investment positions were primarily driven by cash used to fund losses from operations, cash used to fund working capital and cash used to purchase property and equipment, partially offset by net proceeds from short-term borrowings. We actively review our cash requirements, working capital changes, capital expenditures and borrowing availability.

We have funded our operations, since inception, primarily through public and private sales of common and preferred stock, issuance of convertible debt, equipment financing arrangements, product revenue, contract revenue, advances by pharmaceutical company customers and borrowings under a revolving line of credit under the Company’s Credit Agreement. The Credit Agreement provides us with borrowings against eligible accounts receivable up to a maximum of $10 million. While the Credit Agreement expires on March 27, 2010, we anticipate that our sources of liquidity will be sufficient to meet our obligations without the disposition of assets outside of the ordinary course of business or significant revisions of our planned operations through the next twelve months. However, significant changes in the credit limit or payment terms of the existing Credit Agreement or the lack of access to the credit market could adversely impact our liquidity. If such funds are not available on commercially reasonable terms, we may be required to curtail operations, or sell significant assets and could adversely impact our liquidity. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans. These funds may not be available on favorable terms, or may not be available at all. We expect negative cash flow from operations to continue through at least 2009 and expect that our available cash and cash equivalents of $16.0 million at December 31, 2008, as well as funds provided by the sale of its products, contract revenue, and borrowings under accounts receivable and equipment financing arrangements will be adequate to fund operations at least for the next twelve months.

Net cash used in operating activities of $17.9 million for the year ended December 31, 2008, was primarily to fund our operating losses of $12.8 million, including expenditures related to the research and development of our oncology products and from $5.1 million of cash used to fund working capital, which includes impact from timing of our accounts receivable collections. Net cash used in operating activities of $18.6 million for the year ended December 31, 2007, was primarily to fund operating losses of $20.0 million for our HIV and oncology activities offset by net cash proceeds of $1.4 million from working capital, which includes a $4.4 million advance from a pharmaceutical company customer related to anticipated 2008 activity and timing of accounts receivable collections. Net cash used in operating activities of $24.2 million for the year ended December 31, 2006, was primarily to fund operating losses of $24.7 million, which includes a payment of approximately $57 million in settlement of the CVR liability of which $14.3 million was reflected in operating activities and offset by net cash proceeds of $0.5 million from working capital. Cash flows from operating activities primarily relates to net operating losses and can vary significantly due to various factors including changes in accounts receivable, accrued liabilities and deferred revenue related to arrangements with customers. The average collection period of our accounts receivable is dependent on various factors, including the type of revenue (i.e. patient testing, pharmaceutical company testing or contract revenue), reimbursement processes, payment terms related to that revenue, whether the related revenue was recorded at the beginning or end of a period, and general economic conditions.

Net cash provided by investing activities of $9.3 million for the year ended December 31, 2008, resulted primarily from net maturities of short-term investments of $11.9 million offset by capital expenditures of $2.6 million. Net cash provided by investing activities in 2007 of $8.6 million, resulted primarily from proceeds of $11.1 million from net maturities of short-term investments, offset by capital expenditures of $2.5 million. Net cash provided by investing activities in 2006 of $33.0 million, resulted primarily from proceeds of $34.9 million from net maturities of short-term investments, offset by capital expenditures of $1.8 million.

Net cash provided by financing activities of $5.8 million for the year ended December 31, 2008, resulted primarily from net proceeds of $5.1 million from loans payable and $0.7 million in proceeds from common stock issuance under our employee stock benefit plans. Net cash provided by financing activities in 2007 of $20.5, million resulted primarily from $20.7 million in proceeds from the issuance of a 0% convertible promissory note, offset by a $2.1 million decline in net proceeds primarily from loans payable and a $1.9 million increase in net proceeds from the issuance of common stock and exercises of stock options under various employee benefit plans. Net cash used in financing activities in 2006 of $8.2 million, resulted primarily from $25 million in proceeds from the issuance of a convertible promissory note to Pfizer, $5.6 million in proceeds from the revolving credit line and $3.3 million in proceeds from the exercise of stock options, offset by the settlement of the CVR liability of approximately $57 million of which $42.8 million was recorded in financing activities.

Leases. As of December 31, 2007, we held several building leases and a sublease of office space in South San Francisco, California as follows:

•	Two leases of approximately 41,000 and 40,000 square feet, respectively, of laboratory and office space through April 2018; and

•	A sublease of approximately 27,000 square feet of office space through May 2011.

As a result of the merger with ACLARA at December 31, 2004, we assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. On February 7, 2007, we entered into a lease termination agreement with the landlord to terminate the lease prior to its scheduled expiry. The termination of the lease was subject to a specified third party executing a new lease with the landlord on terms and conditions satisfactory to the landlord and the landlord has subsequently notified us that this occurred. We have an obligation to pay the landlord specified amounts over the remainder of the former lease term, or through June 2009. As of December 31, 2008, the remaining obligation was $0.3 million, which is included in the table below.

Contractual Obligations. At December 31, 2008, our contractual obligations for the next five years and thereafter are as follows (in thousands):

	Purchase Obligations	Operating Leases	Loans Payable	0% Convertible Promissory Note	3% Convertible Promissory Note	3% Convertible Promissory Note Interest Payment (1)	Equipment Financing Arrangements	Total
	(In thousands)
Year ending December 31:
2009	$913	$3,297	$9,606	$—	$—	$750	$93	$14,659
2010	347	3,424	—	—	25,000	473	9	29,253
2011	125	3,606	—	30,000	—	—	—	33,731
2012	—	3,681	—	—	—	—	—	3,681
2013		3,800	—	—	—	—	—	3,800
Thereafter	—	17,911	—	—	—	—	—	17,911

Total	$1,385	$35,719	$9,606	$30,000	$25,000	$1,223	$102	$103,035

(1)	Subject to certain limitations, we are entitled to make such interest payments using shares of our common stock.

The contractual obligations discussed above are fixed costs. If we are unable to generate sufficient cash from operations to meet these contractual obligations, we may have to raise additional funds. These funds may not be available on favorable terms or at all. Additionally, our existing debt obligations may limit our ability to obtain certain types of indebtedness.

In connection with the merger with ACLARA, we issued CVRs to ACLARA stockholders. In June 2006, the amount payable related to the outstanding CVRs was determined to be $5.28 per CVR and a cash payment of approximately $57.0 million was made to CVR holders on June 14, 2006. Holders of assumed ACLARA options are entitled to receive a cash payment of $5.28, upon future exercise of those options, for each CVR that would have been issuable to them had the option been exercised prior to the CVR maturity date. At December 31, 2008, assumed ACLARA options to purchase approximately 350,000 shares of our common stock were vested and outstanding. The aggregate potential liability related to all these options at December 31, 2008, was $1.9 million, which is reflected on the consolidated balance sheet at December 31, 2008. Upon exercise of these options, we will receive aggregate exercise proceeds of $4.7 million. See Note 6, “Contingent Value Rights,” of the financial statements for further discussion.

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

Long term capital and liquidity considerations. We expect that we will have to make substantial investments in operating and capital expenditures as we develop and commercialize new clinical testing products and expand the availability of our current testing products. During 2008, we made capital expenditures of approximately $2.6 million. While we do not currently have any additional material commitments for future capital expenditures, we expect to incur capital expenditures for our existing facilities. In the future, we also may incur additional capital expenditures to expand our clinical laboratory to accommodate commercial availability of

VeraTag assays for oncology, expand our commercial infrastructure in anticipation of the introduction of oncology products, potentially establish an FDA compliant manufacturing facility and make our HIV and oncology assays available globally in support of drugs for which our tests may be important diagnostics. At December 31, 2008, we held two building leases of approximately 41,000 and 40,000 square feet and subleased office space of approximately 27,000 square feet in South San Francisco, California.

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

Income taxes. We have incurred net operating losses since inception. At December 31, 2008, we had federal and state net operating loss carryforwards of approximately $265.5 million and $149.2 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates between the years 2010 and 2028, if not utilized. The state of California net operating losses will expire at various dates between the years 2014 and 2019, if not utilized. The federal and state operating loss carryforwards include deductions for stock options. Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. When utilized, the portion related to stock options deductions will be accounted for as a credit to stockholders’ equity rather than as a reduction of the income tax provision.

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

As of December 31, 2008, the Company has moved its funds available for investing into cash equivalents such as short-term U.S. Government Treasury Bills. However, we may continue to have risk exposure to our holdings in cash, money market accounts and cash equivalents, which may adversely impact the fair value of our holdings. As of December 31, 2008, there were no indicators of credit risk impact to the valuation of our current cash, money market accounts and other cash equivalents.

The following table presents the hypothetical changes in fair values in our cash, cash equivalents and U.S. Treasury bills held at December 31, 2008, that are sensitive to the changes in interest rates. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS and 150 BPS. Fair values represent the market principal at December 31, 2008 (in thousands).

	Given an Interest Rate Decrease of X Basis Points				Given an Interest Rate Increase of X Basis Points
Issuer	150 BPS	100 BPS	50 BPS	0 BPS	50 BPS	100 BPS	150 BPS
Money Market	$53	$53	$53	$53	$53	$53	$53
US Treasury Bills	4,002	4,001	4,001	4,000	3,999	3,999	3,998

	$4,055	$4,054	$4,054	$4,053	$4,052	$4,052	$4,051

The weighted-average maturity of our marketable investments at December 31, 2008, was 13 days.

The fair market value of the 0% Notes, Pfizer Note and interest cost to us under the revolving credit line with General Electric Capital Corporation (“GE”) are also subject to interest rate risk. Generally, the fair market value of the 0% Notes and the Pfizer Note will increase as interest rates fall and decrease as the interest rates rise, but the interest rate changes do not impact our financial position, cash flows or results of operations. Additionally, the fair market value of our debt obligations includes input from management regarding the probability of certain events occurring during the term of the debt. Assuming a hypothetical increase of two percentage points in probability of fundamental change and one percentage point in the probability of default, the fair value of our Pfizer Note and 0% Note, as of December 31, 2008, would have potentially increased by approximately $0.1 million and $0.6 million, respectively. We also have exposure to changes in interest rates on our revolving credit line with GE, which bears interest at a rate per annum equal to a published LIBOR rate plus 4.75%. As of December 31, 2008, $9.6 million was outstanding under the revolving credit line.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Monogram Biosciences, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Monogram Biosciences, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 11 and Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible notes in fiscal year 2007.

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

/s/    PricewaterhouseCoopers LLP

San Jose, California

February 12, 2009

MONOGRAM BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$15,965	$18,762
Short-term investments	—	11,828
Accounts receivable, net of allowance for doubtful accounts of $1,400 and $1,121 at December 31, 2008 and 2007, respectively	15,883	9,100
Prepaid expenses	1,123	1,279
Inventory	1,623	1,250
Other current assets	324	917

Total current assets	34,918	43,136
Property and equipment, net	7,874	7,665
Deferred costs relating to collaboration agreement	17,275	8,043
Goodwill	9,927	9,927
Other assets	38	540

Total assets	$70,032	$69,311

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,637	$2,116
Accrued compensation	2,911	3,324
Accrued liabilities	4,015	3,818
Contingent value rights	1,935	2,119
Loans payable	9,704	4,469
Other current liabilities	660	1,215

Total current liabilities	21,862	17,061
Long-term 3% convertible promissory note	18,594	20,786
Long-term 0% convertible promissory note	10,468	18,511
Long-term deferred revenue	24,769	13,622
Other long-term liabilities	1,025	571

Total liabilities	76,718	70,551

Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, $0.001 par value, 84,000,000 shares authorized; 22,871,670 and 22,339,746 shares issued and outstanding at December 31, 2008 and 2007, respectively	23	22
Additional paid-in capital	292,493	286,308
Accumulated other comprehensive loss	—	(31)
Accumulated deficit	(299,202)	(287,539)

Total stockholders’ deficit	(6,686)	(1,240)

Total liabilities and stockholders’ deficit	$70,032	$69,311

The accompanying notes are an integral part of the consolidated financial statements.

MONOGRAM BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Product revenue	$59,487	$39,482	$45,150
Contract revenue	2,404	2,064	2,808
License revenue	302	1,683	—

Total revenue	62,193	43,229	47,958
Operating costs and expenses:
Cost of product revenue	27,777	22,926	22,703
Research and development	23,825	19,385	18,981
Sales and marketing	16,669	15,927	14,735
General and administrative	15,473	15,686	15,042

Total operating costs and expenses	83,744	73,924	71,461

Operating loss	(21,551)	(30,695)	(23,503)
Convertible debt valuation adjustments and interest income, net	9,768	4,687	1,250
Contingent value rights revaluation	120	218	(16,450)

Net loss before cumulative effect of change in accounting principle	(11,663)	(25,790)	(38,703)
Cumulative effect of change in accounting principle	—	2,242	—

Net loss applicable to common stockholders after cumulative effect of change in accounting principle applicable to common stockholders	$(11,663)	$(23,548)	$(38,703)

Basic and diluted net loss per common share before cumulative effect of change in accounting principle applicable to common stockholders	$(0.52)	$(1.17)	$(1.78)
Cumulative effect per share of change in accounting principle	—	0.10	—

Basic and diluted net loss per common share after cumulative effect of change in accounting principle applicable to common stockholders	$(0.52)	$(1.07)	$(1.78)

Weighted-average shares used in computing basic and diluted loss per common share	22,453	22,047	21,741

The accompanying notes are an integral part of the consolidated financial statements.

MONOGRAM BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Deferred Compensation	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Common Stock
	Shares	Amount
Balance as of December 31, 2005	21,278	21	267,633	(514)	(81)	(225,288)	41,771
Comprehensive loss:
Net loss	—	—	—	—	—	(38,703)	(38,703)
Changes in unrealized loss on securities available-for-sale	—	—	—	390	—	—	390

Comprehensive loss							(38,313)
Exercise of warrants	77	—	—	—	—	—	—
Reclassification of deferred compensation	—	—	(81)	—	81	—	—
Issuance of common stock	497	1	4,070	—	—	—	4,071
Stock-based compensation	—	—	6,103	—	—	—	6,103
Convertible promissory note interest payment in stock	33	—	276	—	—	—	276

Balance as of December 31, 2006	21,885	22	$278,001	$(124)	$—	$(263,991)	13,908
Comprehensive loss:
Net loss	—	—	—	—	—	(23,548)	(23,548)
Changes in unrealized loss on securities available-for-sale	—	—	—	93	—	—	93

Comprehensive loss							(23,455)
Exercise of warrants	105	—	687	—	—	—	687
Issuance of common stock	268	—	2,236	—	—	—	2,236
Stock-based compensation	—	—	4,635	—	—	—	4,635
Convertible promissory note interest payment in stock	82	—	749	—	—	—	749

Balance as of December 31, 2007	22,340	$22	$286,308	$(31)	$—	$(287,539)	(1,240)
Comprehensive loss:
Net loss	—	—	—	—	—	(11,663)	(11,663)
Changes in unrealized loss on securities available-for-sale	—	—	—	31	—	—	31

Comprehensive loss							(11,632)
Issuance of common stock	443	1	1,291	—	—	—	1,292
Stock-based compensation	—	—	4,331	—	—	—	4,331
Convertible promissory note interest payment in stock	89	—	563	—	—	—	563

Balance as of December 31, 2008	22,872	$23	$292,493	$—	$—	$(299,202)	$(6,686)

The accompanying notes are an integral part of the consolidated financial statements.

MONOGRAM BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net loss	$(11,663)	$(23,548)	$(38,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Contingent value rights revaluation	(120)	(218)	17,248
Contingent value rights payment	—	—	(14,324)
Convertible debt valuation adjustment	(10,235)	(4,207)	—
Cumulative effect of change in accounting principle	—	(2,242)	—
Depreciation and amortization	2,769	3,001	3,905
Stock-based compensation expense	4,331	4,635	6,102
401(k) stock matching compensation expense	620	1,046	487
Convertible promissory note interest payment in stock	563	749	276
Provision for doubtful accounts	941	784	357
Change in assets and liabilities:
Accounts receivable	(7,724)	(3,035)	1,857
Prepaid expenses	156	(45)	(127)
Inventory	(373)	(289)	209
Other assets	723	(402)	412
Accounts payable	521	845	(480)
Accrued compensation	(413)	1,066	(13)
Accrued liabilities	195	(957)	(104)
Accrued restructuring costs	(591)	(1,097)	(1,337)
Contingent value rights	(64)	(476)	—
Deferred revenue, net of deferred costs	1,662	5,780	21
Other long-term liabilities	832	(6)	36

Net cash used in operating activities	(17,870)	(18,616)	(24,178)

INVESTING ACTIVITIES:
Purchases of short-term investments	(6,134)	(36,767)	(15,066)
Maturities and sales of short-term investments	17,993	47,900	49,987
Capital expenditures	(2,606)	(2,461)	(1,781)
Other assets	—	(55)	(100)

Net cash provided by investing activities	9,253	8,617	33,040

FINANCING ACTIVITIES:
Principal payments on loans payable and capital lease obligations	(34,852)	(20,087)	(1,101)
Proceeds from loans payable	40,000	17,962	6,325
Proceeds from 0% convertible promissory note	—	20,746	—
Proceeds from 3% convertible promissory note	—	—	25,000
Proceeds from issuance of common stock	672	1,877	4,348
Contingent value rights payment	—	—	(42,787)

Net cash provided by (used in) financing activities	5,820	20,498	(8,215)

Net (decrease) increase in cash and cash equivalents	(2,797)	10,499	647
Cash and cash equivalents at the beginning of the period	18,762	8,263	7,616

Cash and cash equivalents at the end of the period	$15,965	$18,762	$8,263

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$278	$111	$129

SCHEDULE OF NONCASH FINANCING AND INVESTING ACTIVITIES
Assets acquired under capital leases	$—	$245	$—

The accompanying notes are an integral part of the consolidated financial statements.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Monogram Biosciences, or the Company, is a life sciences company committed to advancing personalized medicine and improving patient outcomes through the development of innovative molecular diagnostics products that guide and target the most appropriate treatments. Through a comprehensive understanding of genetics, biology and pathology of particular diseases, Monogram Biosciences has pioneered and is developing molecular diagnostics and laboratory services that are designed to:

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

Through this approach, the Company has become a leader in developing and commercializing innovative products that help guide and improve the treatment of infectious diseases, cancer and other serious diseases. The Company’s goal with personalized medicine is to enable the management of diseases at the individual patient level through the use of sophisticated diagnostics that permit the targeting of therapeutics to those patients most likely to respond to or benefit from them, thereby offering the right treatment to the right patient at the right time.

Over the last several years, Monogram Biosciences has built a business based on the personalized medicine approach to human immunodeficiency virus (“HIV”) with drug resistance testing and, more recently, with a unique patient selection test, Trofile. With the commercialization in 2008 of the first product based on the Company’s proprietary Veratag technology, the Company has begun to leverage the experience and infrastructure built in the HIV market to the larger market opportunity in cancer. In the future, the Company plans to seek opportunities to address an even broader range of serious diseases. Monogram Biosciences was incorporated in the state of Delaware, in November 1995, and commenced commercial operations in 1999.

The Company’s consolidated financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred net losses since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $11.7 million for the year ended December 31, 2008 and an accumulated deficit of approximately $299.2 million as of December 31, 2008. Cash, cash equivalents and short-term investments declined from $30.6 million at December 31, 2007 to $16.0 million at December 31, 2008. If the Company’s losses continue, its liquidity may be impaired.

The Company has funded its operations, since inception, primarily through public and private sales of common and preferred stock, issuance of convertible debt, equipment financing arrangements, product revenue, contract revenue, advances by pharmaceutical company customers and borrowings under a revolving line of credit under the Company’s Credit and Security Agreement (“Credit Agreement”). See Note 12 “Credit and Security Agreement” for further discussion. Borrowings under the Credit Agreement increased from $4.3 million at December 31, 2007 to $9.6 million at December 31, 2008. The Credit Agreement provides the Company with borrowings against eligible accounts receivable up to a maximum of $10 million. While the Credit Agreement expires on March 27, 2010, the Company anticipates that its sources of liquidity will be sufficient to meet its

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

obligations without the disposition of assets outside of the ordinary course of business or significant revisions of our planned operations through the next twelve months. However, significant changes in the credit limit or payment terms of the existing Credit Agreement or the lack of access to the credit market could adversely impact the Company’s liquidity. If such funds are not available on commercially reasonable terms, the Company may be required to curtail operations, or sell significant assets and could adversely impact the Company’s liquidity. In addition, the Company may choose to raise additional capital due to market conditions or strategic considerations even if the Company believes that it has sufficient funds for current or future operating plans. These funds may not be available on favorable terms, or may not be available at all. The Company expects negative cash flow from operations to continue through at least 2009 and expects that its available cash and cash equivalents of $16.0 million at December 31, 2008, as well as funds provided by the sale of its products, contract revenue, and borrowings under accounts receivable and equipment financing arrangements will be adequate to fund operations at least for the next twelve months.

Reverse Stock Split

On October 27, 2008, the Company’s Board of Directors approved a 6-to-1 reverse stock split, as previously authorized and approved by the Company’s stockholders at the September 19, 2007 annual meeting, which became effective on November 4, 2008. The reverse stock split resulted in a reduction in the number of shares of common stock issuable upon the exercise of stock options or warrants and the conversion ratios of the respective convertible notes were automatically adjusted to reflect the reverse stock split. The accompanying financial statements and footnotes have been adjusted retroactively to reflect the reverse stock split.

Principles of Consolidation

In November 2007 and January 2008, the Company established Monogram France SAS and Monogram UK Ltd., respectively, in connection with a collaboration agreement with Pfizer Inc. See Note 11 “Collaboration and Note Purchase Agreement” for further discussion. The Company’s consolidated financial statements include the accounts of Monogram Biosciences, Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currencies

The Company’s international subsidiaries operate in a U.S. dollar functional environment, and therefore, the foreign currency assets and liabilities are remeasured into the U.S. dollar at current exchange rates, except for non-monetary assets and liabilities, which are measured at historical exchange rates. Revenues and expenses are generally remeasured at an average exchange rate in effect during each period. Any gains or losses resulting from foreign currency remeasurement are included in other income (expense), and such gains or losses have not been significant for any period presented.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, other accrued expenses and short-term obligations approximate fair value based on the highly liquid,

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

short-term nature of these instruments. The Company also has long-term instruments consisting of debt obligations in the form of convertible promissory notes, which are subject to interest rate and market risk due to the convertible features of those notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The Company values its outstanding debt obligations in accordance with the guidelines set forth in SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” using the framework established by SFAS 157, “Fair Value Measurements” for measuring fair value.

The Company uses a binomial lattice model as the valuation technique to determine fair value using management assessment and inputs, which utilize inputs other than observable quoted prices that are observable either directly or indirectly. Inputs derived from quoted prices include the Company’s stock price, the average yield of B- bonds and the prices of Treasury instruments. Input from management assessments includes the probability of certain events occurring during the term of the debt. Such adjustments could be substantial in certain circumstances, such as if the Company’s common stock price is higher or lower than at December 31, 2008, which could adversely affect the Company’s future consolidated results of operations.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Management determines the appropriate classification of its cash equivalents and investment securities at the time of purchase and re-evaluates such determination as of each balance sheet date.

Short-Term Investments

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company did not have any short-term investments as of December 31, 2008.

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

In addition, the Company has an established process to review and estimate the collectibility of its receivables. Receivables are reserved based on their respective aging categories. Historical collection and payer reimbursement experience is an integral part of the estimation process related to reserves for doubtful accounts. The Company’s process for determining the appropriate level of allowance for doubtful accounts involves judgment, and considers the age of the underlying receivables, type of payer, historical and projected collection experience, and current economic and business conditions that could affect the collectibility of receivables. The

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

allowance for doubtful accounts is reviewed for adequacy, at a minimum, on a quarterly basis. An account is written-off against the allowance for doubtful accounts when reasonable collection efforts have been unsuccessful and it is probable the receivable will not be recovered or the account has been transferred to a third party collection agency. In addition, the Company assesses the current state of its billing functions to identify any known collection or reimbursement issues in order to assess the impact, if any, on its reserve estimates.

The Company believes that the collectibility of its receivables is directly linked to the quality of its billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services the Company provides. As such, the Company has procedures to reduce the number of requisitions received from healthcare providers with missing or incorrect billing information. Changes in the allowance for doubtful accounts are recorded as an adjustment to bad debt expense within general and administrative expenses. The Company believes that its collection and reserves processes, along with closely monitoring its billing processes, helps to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in collection and reimbursement experience and billing operations. The Company writes off accounts against the allowance for doubtful accounts when they are deemed to be uncollectible.

Significant Concentrations

The Company invests its cash, cash equivalents and short-term investments in U.S. government and agency securities, debt instruments of financial institutions and corporations, and money market funds with strong credit ratings. Pursuant to the Company’s investment guidelines, the investment portfolio should have an overall weighted-average maturity of less than twelve months with no one individual security having a maturity of greater than 24 months. Management believes that its investment guidelines limit credit risk and maintain liquidity.

The Company has significant customer concentration and the loss of any major customer or the reduced use of its products by a major customer could have a significant negative impact on the Company’s revenue. In 2008, 2007 and 2006, approximately 21%, 20% and 16%, respectively, of the Company’s revenues were derived from tests performed for the beneficiaries of Medicare and Medicaid programs. Additionally, gross accounts receivable balances from Medicare and Medicaid represented 35% and 32% of the Company’s total accounts receivable balance at December 31, 2008 and 2007, respectively. Other significant customers included: Schering-Plough representing approximately 13%, 5% and 4%; Quest Diagnostics Incorporated representing approximately 10%, 11% and 11%; Laboratory Corporation of America representing approximately 10%, 11% and 11%; Pfizer Inc representing approximately 3%, 6% and 19%; Laboratory Corporation of America representing approximately 7%, 11% and 6%; of the Company’s revenues for the years ended December 31, 2008, 2007 and 2006, respectively. It is likely that we will continue to have significant customer concentration in the future.

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

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally five years. Capitalized software includes software and external consulting costs incurred to implement new information systems. Computer hardware and capitalized software are depreciated over three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the assets or the lease term. Assets under development represent property and equipment in various stages of completion as of the balance sheet date.

Goodwill, Other Intangible Assets and Impairment of Long-Lived Assets

Goodwill represents the excess of the purchase consideration over the fair values of the identifiable assets acquired and liabilities assumed from the Company’s merger with ACLARA. Goodwill is not amortized but, in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could indicate impairment and require the Company to perform impairment tests more frequently than annually include significant adverse changes in legal factors or market and economic conditions; adverse regulatory action; unanticipated competition and significant adverse change in perceived revenue potential.

Other intangible assets may include acquired developed product technology, costs of patents and patent applications related to products and products in development, which are capitalized and amortized on a straight-line basis over their estimated useful lives. Circumstances that could trigger an impairment test include but are not limited to: a significant adverse change in the business or legal factors; an adverse action or assessment by a regulator; unanticipated competition or loss of key personnel.

Contingent Value Rights

As part of the merger with ACLARA BioSciences, Inc. (“ACLARA”), the Company issued Contingent Value Rights (“CVR”) to ACLARA stockholders and was obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined at $5.28 on a post 6-to-1 reverse stock split basis, per CVR and a cash payment of approximately $57.0 million was made to CVR holders on June 14, 2006. Holders of assumed ACLARA options are entitled to receive a cash payment of $5.28, upon future exercise of those options, for each CVR that would have been issuable to them had the option been exercised prior to the CVR maturity date. The Company records an additional liability each quarter for additional CVRs related to assumed ACLARA stock options as they vest during each quarter.

Income Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The Company has not provided for U.S. federal income and foreign withholding taxes on non-U.S. subsidiaries’ undistributed earnings as calculated for income tax purposes in accordance with the provisions of Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes—Special Areas” (“APB 23”) since the Company intends to reinvest these earnings outside the U.S. indefinitely.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Revenue Recognition

Product revenue is recognized upon completion of tests made on samples provided by customers and the shipment of test results to those customers. Services are provided to certain patients covered by various third-party payer programs, such as Medicare and Medicaid. Billings for services under third-party payer programs are included in product revenue, net of allowances, for differences between the amounts billed and estimated receipts under such programs. The Company estimates these allowances based on historical payment information and current reimbursement rates. If the government and other third-party payers significantly change their reimbursement policies, an adjustment to the allowance may be necessary. Revenue generated from the Company’s database of resistance test results is recognized when earned under the terms of the related agreements, generally upon shipment of the requested reports.

Contract revenue consists of revenue generated from National Institutes of Health (“NIH”) grants, commercial assay development and other non-product revenue. NIH grant revenue is recorded on a reimbursement basis as grant costs are incurred. The costs associated with contract revenue are included in research and development expenses. For commercial and research collaborations, the Company recognizes non-refundable milestone payments received related to substantive at-risk milestones when performance of the milestone under the terms of the collaboration is achieved and there are no further performance obligations. Research and development fees from commercial collaboration agreements are generally recognized as revenue on a straight-line basis over the life of the collaboration agreement or as the research work is performed. Up front payments received in advance of meeting the revenue recognition criteria described above are deferred.

License revenue consists of up-front license fees when the earnings process is complete and no further obligations exist. If further obligations exist, the up-front license fee is recognized ratably over the obligation period. Royalties received are recorded as earned in accordance with contract terms, when third-party results are reliably measured and collectibility is reasonably assured.

In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) revenue arrangements entered into after June 15, 2003, that include multiple element arrangements are analyzed to determine whether the deliverables are divided into separate units of accounting or as a single unit of accounting. Revenues are allocated to a delivered product or service when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. If all of the three required criteria under EITF 00-21 are met, then the deliverables would be accounted for separately, completed as performed. Otherwise, the arrangement would be accounted for as a single unit of accounting and the payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed. If the Company cannot reasonably estimate when the Company’s performance obligation either ceases or becomes inconsequential, then revenue is deferred until the Company can reasonably estimate when the performance obligation ceases or becomes inconsequential.

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

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Advertising Expenses

The Company expenses the costs of advertising, which include promotional expenses, as incurred. Advertising expenses were $4.6 million, $6.5 million and $4.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, and were recorded as sales and marketing expenses. Certain advertising expenses, included in total advertising expenses, are reimbursable under the Pfizer Collaboration Agreement, which were $1.1 million, $3.0 million and $1.2 million as of December 31, 2008, 2007 and 2006, respectively. These reimbursable advertising expenses were included in deferred costs in the balance sheet.

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

The following outstanding convertible promissory notes, on an as if converted basis, and options and warrants, were excluded from the computation of diluted loss per common share as these potentially dilutive securities had an anti-dilutive effect:

	December 31,
	2008	2007	2006
	(In thousands)
3% Convertible promissory note (as if converted basis)	1,540	1,540	1,540
0% Convertible promissory note (as if converted basis)	1,984	1,984	—
Outstanding warrants	4	10	136
Outstanding stock options	3,954	3,386	3,201

Total	7,482	6,920	4,877

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R “Share Based Payment” (“SFAS 123R”) under provisions of Staff Accounting Bulletin No. 107 (“SAB 107”), using the modified prospective approach. Under this approach, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award. Pursuant to the provisions of SFAS 123R, the Company records stock-based compensation as a charge to earnings, net of the estimated impact of forfeited awards. As such, the Company recognized stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The Company has no awards with market or performance conditions.

In November 2005, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

subsequent to the adoption of SFAS 123R. There was no tax benefit realized upon exercise of stock options in 2008 and 2007.

The Company accounts for stock option grants to non-employees in accordance with the Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the options subject to vesting to be periodically re-valued over their service periods, which approximates the vesting period. The impact of these options has not been material for any periods presented.

Cumulative Effect of Change in Accounting Principle

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are recorded within accumulated other income (loss), including unrealized gains (losses) on available-for-sale securities.

Segment Reporting

The Company currently operates as a single business segment as there is only one measurement of profit (loss) for its operations. The Company’s long-lived assets and revenues generated from contracts and customers are primarily based in the United States of America.

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

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

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

2. SHORT-TERM INVESTMENTS

As of December 31, 2008, the Company had approximately $16.0 million in cash and cash equivalents and had no short-term investments. As of December 31, 2007, the amortized cost, gross unrealized losses, and estimated fair value for available-for-sale securities, consisting primarily of commercial paper, was $11.9 million, $0.1 million and $11.8 million, respectively. Realized gains and losses upon sale of short-term investments have generally not been significant.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2008	2007
	(In thousands)
Machinery, equipment and furniture	$13,497	$14,978
Equipment under capital lease	245	375
Leasehold improvements	7,845	7,672
Capitalized software	5,084	4,639
Assets under development	996	1,580

	27,666	29,244
Less accumulated depreciation and amortization	(19,792)	(21,579)

Property and equipment, net	$7,874	$7,665

Amortization of assets under capital leases as of December 31, 2008 was $140,000, $74,000 and $88,000 in 2008, 2007 and 2006, respectively. Accumulated amortization of those leased assets was $65,000 and $174,000 at December 31, 2008 and 2007, respectively. The Company recorded depreciation expense of $2.4 million, $2.4 million and $2.9 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase consideration over the fair values of the identifiable assets acquired and liabilities assumed from the Company’s merger with ACLARA, which closed in December 2004. Goodwill was $9.9 million at December 31, 2008 and 2007, respectively. The Company tests for impairment of goodwill on an annual basis and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could indicate impairment and require the Company to perform impairment tests more frequently than annually include significant adverse changes in legal factors or market and economic conditions; adverse regulatory action; unanticipated competition and significant adverse change in perceived revenue potential.

Measurement of fair value is determined using the income approach. The income approach focuses on the income-producing capability of the entity, measuring the current value of the entity by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the Company. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss will be recorded in operating income (loss).

Patents represent costs of patents and patent applications related to products and products in development, which are capitalized and amortized on a straight-line basis over their estimated useful lives. Remaining patent costs were fully amortized in September 2008. In 2007, patent costs were considered short-term in nature and included in other current assets. Amortization expense of other intangible assets was $0.4 million, $0.5 million and $1.0 million in 2008, 2007 and 2006, respectively.

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2008	2007
	(In thousands)
Accrued royalty	$555	$607
Accrued professional fees	594	736
Accrued marketing expenses	776	530
Accrued materials and supplies	552	590
Accrued facilities expenses	227	257
Other	1,311	1,098

Total accrued liabilities	$4,015	$3,818

6. CONTINGENT VALUE RIGHTS

As part of the merger with ACLARA, the Company issued CVR to ACLARA stockholders and was obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined at $5.28 per CVR and a cash payment of approximately $57.0 million was made to CVR holders on June 14, 2006. Holders of assumed ACLARA options are entitled to receive a cash payment of $5.28, upon future exercise of those options. At December 31, 2008 and 2007, assumed ACLARA options to purchase 350,000 and 389,000 shares, respectively,

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

of the Company’s common stock were outstanding. As of December 31, 2008, all 350,000 shares were vested and outstanding. As of December 31, 2007, approximately 2,400 shares were unvested. The Company recorded a $0.1 million and $0.4 million favorable adjustment during the years ended December 31, 2008 and 2007, for options that were forfeited and recorded $0.8 million for additional CVRs related to the stock options assumed that vested during the year ended December 31, 2006.

The aggregate potential liability related to all these options at December 31, 2008 and 2007, was $1.9 million and $2.1 million, respectively. Upon exercise of the remaining options outstanding subsequent to December 31, 2008, the Company will receive aggregate exercise proceeds of $4.1 million.

7. COMMITMENTS AND CONTINGENCIES

As of December 31, 2008, the Company held several leases and a sublease of buildings and office space in South San Francisco, California as follows:

•	Two leases of approximately 41,000 and 40,000 square feet, respectively, of laboratory and office space through April 2018; and

•	A sublease of approximately 27,000 square feet of office space through May 2011.

In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In October 2007, the Company extended the terms of the subleased office space relating to this lease assignment, which decreases the Company’s payment obligation in the event of default by the assignee. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.6 million in 2009; $0.7 million in 2010; and $0.3 million in 2011.

As of December 31, 2008 and 2007, the Company had amounts outstanding under equipment financing arrangements, which bear interest at a weighted-average fixed rate of approximately 9.0% and 8.3%, respectively. Payments are due, in monthly installments, through March 2010. The carrying amount of the equipment approximates the corresponding loan balance.

As a result of the merger with ACLARA, at December 31, 2004, the Company assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. On February 7, 2007, the Company entered into a lease termination agreement with the landlord to terminate the lease prior to its scheduled expiry. The termination of the lease was subject to a specified third party executing a new lease with the landlord on terms and conditions satisfactory to the landlord and the landlord subsequently notified the Company that this occurred. The Company has an obligation to pay the landlord specified amounts over the remainder of the former lease term, or through June 2009. As of December 31, 2008, the remaining obligation was $0.3 million, which is included in the table below. See Note 10 “Restructuring” for further analysis of restructuring charges.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

As of December 31, 2008, future minimum payments, excluding the lease assignment guarantee described above, are as follows:

	Purchase Obligations	Operating Leases	Loans Payable	0% Convertible Promissory Note	3% Convertible Promissory Note	3% Convertible Promissory Note Interest Payment (1)	Equipment Financing Arrangements
	(In thousands)
Year ending December 31:
2009	$913	$3,297	$9,606	$—	$—	$750	$93
2010	347	3,424	—	—	25,000	473	9
2011	125	3,606	—	30,000	—	—	—
2012	—	3,681	—	—	—	—	—
Thereafter	—	21,711	—	—	—	—	—

Total minimum lease and principal payments	$1,385	$35,719	9,606	30,000	25,000	1,223	102

Amount representing interest			(19)	—	—	(1,223)	(5)

Present value of future payments			9,587	30,000	25,000	—	97
Current portion of loans and leases			(9,587)	—	—	—	(93)

Long-term portion			$—	$30,000	$25,000	$—	$4

(1)	Subject to certain limitations, the Company is entitled to make such interest payments using shares of its common stock.

Rental expense was approximately $4.7 million, $2.5 million and $2.3 million in 2008, 2007 and 2006, respectively.

In connection with the merger with ACLARA, the Company issued CVRs to ACLARA stockholders. See Note 6 “Contingent Value Rights,” above for further discussion.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

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

ACLARA, with which the Company merged in December 2004, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

lawsuit filed in the United States District Court for the Southern District of New York. This action, which was filed on November 13, 2001, and is now captioned ACLARA BioSciences, Inc. Initial Public Offering Securities Litigation, also names several of the underwriters involved in ACLARA’s initial public offering, or IPO, as defendants. This class action is brought on behalf of a purported class of purchasers of ACLARA common stock from the time of ACLARA’s March 20, 2000 IPO through December 6, 2000. The central allegation in this action is that the underwriters in the ACLARA IPO solicited and received undisclosed commissions from, and entered into undisclosed arrangements with, certain investors who purchased ACLARA stock in the IPO and the after-market, and that the ACLARA defendants violated the federal securities laws by failing to disclose in the IPO prospectus that the underwriters had engaged in these allegedly undisclosed arrangements. More than 300 issuers who went public between 1998 and 2000 have been named in similar lawsuits. In February 2003, after the issuer defendants (including the ACLARA defendants) filed an omnibus motion to dismiss, the court dismissed the Section 10(b) claim as to the Company, but denied the motion to dismiss the Section 11 claim as to the Company and virtually all of the other issuer-defendants.

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

Indemnification

During the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

License Agreements

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

8. CAPITAL STOCK

Authorized Common Stock

On October 27, 2008, the Company’s Board of Directors approved a 6-to-1 reverse stock split, as previously authorized and approved by the Company’s stockholders at the September 19, 2007 annual meeting, which became effective on November 4, 2008. In addition, the Company reduced the number of authorized shares of common stock from 200,000,000 shares to 84,000,000 shares of which 22,871,670 shares were outstanding at December 31, 2008.

Warrants

In connection with a loan agreement signed in January 1998, the Company issued the lender warrants to purchase an aggregate of 5,805 shares of common stock at a price of $48.00 per share. The value of the warrants was deemed to be insignificant and, therefore, no value was recorded. The warrants expired in January 2008.

In connection with loan agreements signed in 2000, the Company issued the lender warrants to purchase an aggregate of 4,465 shares of the Company’s common stock for $25.44 per share. The warrants expire in February 2010 and were valued at $318,000 using the Black-Scholes option valuation model. There were 4,465 warrants outstanding as of December 31, 2008.

401(k) Plan

The Company’s 401(k) Plan covers substantially all employees. Employees may contribute up to 15% of their eligible compensation, subject to certain Internal Revenue Service restrictions. The Company matches employee contributions in the form of Company common shares. In 2000, the 401(k) Plan was amended to increase the matching percentage to 25% of the employee contribution. The match is effective December 31 of each year and is fully vested when made. The Company recorded 401(k) matching expense of $0.6 million, $0.6 million and $0.5 million in 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, the Company had issued approximately 0.2 million and 0.1 million shares, respectively, under the matching provisions of the 401(k) Plan.

Stock Options

In December 2004, the Company’s stockholders approved the 2004 Equity Incentive Plan (“EIP”) with 2.1 million shares reserved for future issuance. In September 2007, stockholders approved an additional 833,333 shares under the 2004 EIP. In October 2008, the Company’s Board of Directors approved a 6-to-1 reverse stock split and an additional 1.3 million shares under the 2004 EIP, as previously authorized and approved by the Company’s stockholders at the September 19, 2007 annual meeting, which became effective on November 4, 2008. In addition, the Company has the 2000 Equity Incentive Plan, which had been previously adopted in 1996

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

and was amended and renamed in February 2000. In December 2004, the Company assumed the following ACLARA plans upon the merger with ACLARA: (i) the 1995 Stock Plan, (ii) the Amended and Restated 1997 Stock Plan, and (iii) a non-qualified option agreement. Together these plans are referred to as (the “Plans”). The Plans provide for the granting of options to purchase common stock and other stock awards to employees, officers, directors and consultants of the Company. The Company generally grants shares of common stock for issuance under the Plans at no less than the fair value of the stock on the grant date; however, management is permitted to grant non-statutory stock options at a price not lower than 85% of the fair value of common stock on the date of grant. Options granted under the Plans generally vest over four years at a rate of 25% one year from the grant date and ratably monthly thereafter.

A summary of activity under the Plans is as follows:

	Stock Options
	Shares Available	Shares Outstanding	Weighted- Average Price Per Share
Balances at December 31, 2005	1,063,143	3,056,372	$14.52
Options granted	(682,550)	682,550	10.08
Options exercised	—	(407,426)	7.98
Options forfeited	130,153	(130,153)	16.76

Balances at December 31, 2006	510,746	3,201,343	14.34
Additional shares authorized	833,333	—	—
Options granted	(565,454)	565,454	10.98
Options exercised	—	(40,007)	7.89
Options forfeited	340,668	(340,668)	15.20

Balances at December 31, 2007	1,119,294	3,386,122	13.75
Additional shares authorized	1,333,333	—	—
Options granted	(761,818)	761,818	6.88
Options exercised	—	(867)	1.44
Options forfeited	193,288	(193,288)	13.96

Balances at December 31, 2008	1,884,097	3,953,785	$12.42

Stock options vested and exerciseable at December 31, 2008 and 2007, are summarized as follows:

	December 31,
	2008	2007
Options vested and expected to vest	3,874,709	3,318,400
Options exerciseable	2,684,809	2,182,201

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

The following table summarizes information about the stock options outstanding under the Plans at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 1.44—$ 7.08	659,215	7.19	$ 6.73	22,254	$ 6.16
$ 7.09—$ 7.68	240,112	4.42	7.49	225,329	7.50
$ 7.69—$ 9.06	231,608	5.55	8.50	140,247	8.79
$ 9.07—$ 13.56	1,166,658	5.65	10.60	712,309	10.60
$13.57—$ 13.68	856,200	4.16	13.68	802,570	13.68
$13.69—$ 14.40	63,337	3.72	14.27	60,946	14.28
$14.41—$ 15.42	168,983	3.82	15.12	158,949	15.15
$15.43—$ 17.88	105,927	3.73	16.35	100,460	16.37
$17.89—$ 18.60	167,709	5.19	18.00	167,709	18.00
$18.61—$ 18.84	119,828	0.86	18.84	119,828	18.84
$18.85—$ 32.40	73,799	2.23	22.29	73,799	22.29
$32.41—$ 48.00	75,735	2.02	38.06	75,735	38.06
$48.01—$132.78	24,674	1.80	74.24	24,674	74.24

	3,953,785			2,684,809

The weighted-average grant date fair value of options granted in 2008 and 2007 was $3.4 million $4.3 million, respectively. The weighted-average remaining contractual term of the exercisable stock options at December 31, 2008 and 2007, was 4.3 and 5.5 years, respectively. As of December 31, 2008 and 2007, the aggregate intrinsic value of outstanding stock options was minimal and $0.3 million, and the aggregate intrinsic value of exercisable stock options was minimal and $0.3 million, respectively.

For the year ended December 31, 2008, there were minimal options exercised, therefore the intrinsic value of options exercised and proceeds from options exercised were minimal. For the year ended December 31, 2007, the intrinsic value of options exercised was $0.3 million and proceeds from options exercised were $0.4 million. There was no tax benefit realized upon exercise of stock options for the years ended December 31, 2008 and 2007. The total fair value of stock options vested for both years ended December 31, 2008 and 2007, was $5.5 million.

Employee Stock Purchase Plan

In February 2000, the board of directors adopted the 2000 Employee Stock Purchase Plan (the “Stock Plan”). The Stock Plan permits eligible employees to acquire shares of the Company’s common stock through payroll deductions of up to 15% of their eligible earnings. All full-time employees of the Company, except 5% stockholders, are eligible to participate in the Stock Plan. The purchase price of the shares is the lesser of 85% of the fair value of the shares at the offering date or purchase date, as defined by the Stock Plan. The Stock Plan has an annual automatic share increase provision. The amount of the automatic increase may be reduced to a lesser amount, as determined by the board of directors. For the years ended December 31, 2008 and 2007, the Company added 0.1 million and 0.2 million shares to the Stock Plan under this provision. Of the 0.8 million shares of common stock authorized for issuance under the Stock Plan, 0.7 million shares were issued as of December 31, 2008. In November 2008, the Company suspended future offerings under the Stock Plan due to volatility of the Company’s stock price and limitation on the number of shares that may be issued under the Stock Plan.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

The fair value of employee stock purchases in 2008 and 2007, was based on an offering period starting June 2, 2008 and December 1, 2007, respectively, which was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate from 3.31% to 4.31% and 4.5% to 4.7%, respectively; expected term from 0.5 year to 2.0 years for both years; volatility factor from 53% to 61% and 43% to 54%, respectively; and a dividend yield of zero for both years. The expected term of employee stock purchase plans is equal to the offering period. As of December 31, 2008 and 2007, the unrecognized compensation cost related to employee stock purchases was zero and $0.7 million, respectively.

Reserved Shares

At December 31, 2008, the Company had authorized and reserved shares of common stock for issuances as follows:

	Shares Authorized	Shares Reserved
	(In thousands)
3% Convertible promissory note (as if converted basis)	1,540	1,540
0% Convertible promissory note (as if converted basis)	1,984	1,984
Stock options	5,839	4,506
Warrants	4	4
Employee Stock Purchase Plan	767	650

	10,134	8,684

Stock-Based Compensation

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

The weighted-average estimated fair value of options granted during 2008 and 2007, was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2008	2007
Weighted-average fair value	$4.49	$11.04
Risk-free interest rate	2.99%	4.55%
Expected term (in years)	6.7	6.3
Volatility	67.3%	76.7%

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

In both years ended December 31, 2008 and 2007, respectively, forfeitures were estimated to be approximately 2% over the expected term, based on historical experience. If actual forfeiture rates are materially different from estimates or factors change and we employ different assumptions, future stock-based compensation expense could be significantly different from what the Company has recorded in the current period. Management periodically reviews actual forfeiture experience and revises estimates, as necessary.

Stock-based compensation expenses related to stock options and employee stock purchases recognized under SFAS 123R, excluding CVR expenses related to vested options, were as follows:

	Year Ended December 31,
	2008	2007
	(In thousands)
Cost of product revenue	$555	$487
Research and development	1,136	1,168
Sales and marketing	1,023	1,110
General and administrative	1,604	1,815

	$4,318	$4,580

As of December 31, 2008 and 2007, the unrecognized compensation cost related to the unvested stock options amounted to $6.2 million and $7.1 million, respectively, which are expected to be recognized over the weighted-average remaining requisite service period of 2.37 years and 2.13 years, respectively.

9. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of adopting FIN 48. The Company is subject to taxation in the United States and various state jurisdictions. The tax years from 1995 through 2008, are subject to examination by the Internal Revenue Service due to the net operating losses generated in those years. The Company is currently not under any federal or state audits.

Interest and penalties are zero and the Company’s policy is to expense interest and penalties, if any, to income tax expense as incurred. Since the Company has a full valuation on all the deferred tax assets and does not expect to be profitable at least through December 2009, FIN 48 is not expected to have a material impact on the Company’s effective tax rate in the next twelve months. Additionally, the Company does not expect any material changes in unrecognized tax benefits in the next twelve months. The Company has zero unrecognized tax benefits as of December 1, 2008, and as of December 31, 2007.

At December 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $265.5 million and $149.2 million, respectively. Additionally, the Company had federal and state

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

research and development credits of approximately $3.1 million and $3.4 million, respectively. The federal net operating loss carryforwards and research and development credit will expire at various dates between the years 2010 and 2028, if not utilized. The state of California net operating loss carryforwards will expire at various dates between the years 2014 and 2019, if not utilized. The California research and development credits can be carried forward indefinitely.

Utilization of the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company completed section 382 studies through December 31, 2008, and concluded that an ownership change occurred in 2004, resulting in a reduction of its net operation loss and credits carryforwards which is reflected in the table below. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows:

	December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$62,700	$57,700
Research and other credits	5,300	4,300
Capitalized research and development	2,800	2,300
Other	2,400	3,300
Deferred tax assets as a result of merger with ACLARA:
Acquired net operating loss carryforwards	36,300	36,300
Capitalized research and development	1,200	1,600
Other	1,200	1,400

Total deferred tax assets	111,900	106,900
Valuation allowance	(111,900)	(106,900)

Net deferred taxes	$—	$—

Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $5.0 million in 2008, decreased by $15.1 million in 2007 and increased by $5.0 million in 2006, respectively. The Company has not provided for U.S. federal income and foreign withholding taxes on non-U.S. subsidiaries’ undistributed earnings, as calculated for income tax purposes, as of December 31, 2008. Such earnings are intended to be reinvested outside of the U.S. indefinitely. Unrecognized deferred taxes on these undistributed earnings are minimal in 2008.

The Company had $32,000 and zero in provision for income taxes at December 31, 2008 and 2007, respectively, relating to current foreign income taxes. These foreign income taxes are reimbursable under the Collaboration Agreement with Pfizer. See Note 11, “Collaboration and Note Purchase Agreement” for further discussion.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

A reconciliation of the statutory tax rates and the effective tax rates for the periods ended:

	December 31,
	2008	2007	2006
Tax at federal statutory rate	(34.00)%	(34.00)%	(34.00)%
State, net of federal benefit	(5.83)	(5.83)	(5.83)
Research & development credits	(7.89)	(3.65)	(2.47)
Valuation allowance	35.16	39.57	13.09
Stock-based compensation	10.39	5.15	6.09
CVR revaluation	(0.62)	(1.04)	17.75
Others	3.07	(0.20)	5.22

Provision for taxes	0.28%	—%	—%

10. RESTRUCTURING

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

The following table sets forth the components of the restructuring charges reflected as a current liability in the consolidated balance sheet and the remaining lease obligation as of December 31, 2008. As of December 31, 2007, approximately $0.6 million of the total $0.9 million was reflected as a current liability in the consolidated balance sheet.

	Abandonment of Facilities	Severance	Total
	(In thousands)
Liabilities assumed in merger with ACLARA	$3,000	$1,054	$4,054
Amounts paid in cash	(2,968)	(1,054)	(4,022)
Change in estimate for restructuring costs related to Mountain View facility	1,964	—	1,964

Balance at December 31, 2006	$1,996	$—	$1,996

Amounts paid in cash	(1,097)	—	(1,097)

Balance at December 31, 2007	$899	$—	$899

Amounts paid in cash	(591)	—	(591)

Balance at December 31, 2008	$308	$—	$308

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

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

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

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

The following table sets forth the deferred infrastructure costs and related deferred revenue under the Collaboration Agreement as of December 31, 2008 and 2007, respectively.

	December 31,
	2008	2007
	(In thousands)
Deferred Costs	$17,275	$8,043

Deferred Revenue	$21,546	$12,622

On May 5, 2006, the Company also entered into a Note Purchase Agreement with Pfizer, which was amended in January 2007, as described in the “0% Convertible Senior Unsecured Notes” Note below, pursuant to which it sold to Pfizer a 3% Senior Secured Convertible Note in the principal amount of $25 million (the “Pfizer Note”). The closing of the sale and issuance of the Pfizer Note occurred on May 19, 2006 and matures on May 5, 2010. The Company pays interest quarterly, in arrears, on March 31, June 30, September 30 and December 31 of each year, commencing on June 30, 2006. Subject to certain limitations, the Company is entitled to make such interest payments using shares of its common stock instead of cash.

The Pfizer Note is convertible into shares of the Company’s common stock at the election of its holder at a per share conversion price of $16.23. Following the effectiveness of the registration statement covering the estimated number of common shares underlying the Pfizer Note, which occurred June 23, 2006, the Pfizer Note will automatically convert into shares of the Company’s common stock should the closing price of the Company’s common stock be greater than 150% of the conversion price, or $24.36 per share, for twenty out of thirty consecutive trading days. The conversion price will adjust automatically upon certain changes to the Company’s capitalization. The Company will be required, under the terms of the Pfizer Note, to repurchase the outstanding amount of the Pfizer Note at the election of the holder upon certain change of control events described in the Pfizer Note, or if its common stock is no longer listed or quoted on the NASDAQ Global Market or an established automated over-the-counter trading market (including, if applicable, the OTC Bulletin Board). The Pfizer Note is secured by a first priority security interest in favor of Pfizer in certain of the Company’s assets related to its HIV testing business.

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

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

indebtedness outstanding from time to time; certain bankruptcy proceedings are commenced or orders granted or an event of default occurs or is continuing under the 0% Notes issued in January 2007. If an event of default occurs, the indebtedness under the Pfizer Note could be accelerated, such that it becomes immediately due and payable.

As a result of the issuance of the 0% Notes, the Company is required to value and account for certain derivative instruments that are embedded in the Pfizer Note with adjustments to the fair value reflected in the statement of operations in accordance with SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) and SFAS 157, “Fair Value Measurements” (“SFAS 157”). The Company elected to early adopt SFAS 159 to measure the Pfizer Note as a hybrid debt instrument in its entirety using the framework established by SFAS 157, for measuring fair value. At the initial adoption of SFAS 159, the Company recorded a favorable cumulative effect of a change in accounting principle adjustment to beginning accumulated deficit for the Pfizer Note of $2.2 million, resulting in a fair value of $22.8 million at January 1, 2007. The Company uses a binomial lattice model as the valuation technique to determine fair value using management assessments and inputs, which utilize inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

The following table sets forth the impact of the net favorable valuation adjustments to the Pfizer Note, which are reflected in the consolidated statement of operations for the year ended December 31, 2008 and 2007, respectively.

	December 31,
	2008	2007
	(In thousands)
Outstanding Carrying Value at beginning of year	$20,786	$22,758
Fair value adjustment recorded in:
“Convertible debt valuation adjustment and interest income, net”	(2,192)	(1,972)

Outstanding Fair Value at end of year	$18,594	$20,786

Unpaid Principal Balance at end of year	$25,000	$25,000

12. CREDIT AND SECURITY AGREEMENT

In December 2007, the Company amended its Credit and Security Agreement with General Electric Capital Corporation (“GE”) entered into on September 29, 2006. The Credit and Security Agreement (the “Credit Agreement”), which expires on March 27, 2010, provides the Company with a revolving credit line, with borrowings against eligible accounts receivable up to a maximum of $10 million. GE has been granted a security interest over certain of the Company’s assets, including its accounts receivable, intellectual property used or held for use in connection with its oncology testing business and inventory. As of December 31, 2008 and December 31, 2007, respectively, there was approximately $9.6 million and $4.3 million outstanding under the revolving credit line, recorded as a loan payable in the financial statements.

Amounts borrowed under the Credit Agreement bear interest at a rate per annum equal to a published LIBOR rate plus 4.75%. As of December 31, 2008, the 1-month LIBOR rate was 0.44%. Amounts borrowed under the revolving credit line are repaid as the Company receives payment on its outstanding accounts receivable. The Credit Agreement also provides for the payment by the Company of an unused line fee, a collateral fee, a commitment fee and, in certain circumstances, a deferred commitment fee.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

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

The 0% Notes do not bear interest and will be convertible, at the option of the holder of such 0% Notes, into shares of the Company’s common stock at an initial conversion price of $15.12 per share, which is equivalent to an initial conversion rate of approximately 66.14 shares per $1,000 principal amount of 0% Notes. The conversion price will adjust automatically upon certain changes to the Company’s capitalization.

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

The Company has the option to cause all or any portion of the 0% Notes to automatically convert at such time as the closing price of the Company’s common stock is greater than $18.90 for twenty out of thirty consecutive trading days and provided that certain other conditions are satisfied. Upon any such automatic conversion, the Company initially will pay the holders a premium make-whole amount equal to $14.13 per $1,000 principal amount of 0% Notes so converted, such premium make-whole being reduced over the initial three-year period following the closing. The premium make-whole amount may be paid in shares of common stock upon any such automatic conversion, provided that certain additional conditions are satisfied.

The 0% Notes are subordinated to all of the Company’s present senior debt, including the $25 million 3% Senior Secured Convertible Note, due May 19, 2010, issued to Pfizer Inc (“Pfizer”) in May 2006 (“the Pfizer Note”), as amended as described below, and the Company’s revolving credit line with GE.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

Beginning December 31, 2009, the Company may redeem the 0% Notes in whole or in part at any time at a redemption price equal to the accreted value of the principal amount of the 0% Notes to be redeemed, plus liquidated damages, if any, and certain other amounts, provided that certain conditions are satisfied and the market price of the Company’s common stock exceeds the conversion price of the 0% Notes leading up to and at the time of redemption.

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

In accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, the Company elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the consolidated statement of operations. Accordingly, the change in the net carrying amount to the fair value recognized includes unamortized debt issuance costs. The Company used a binomial lattice model as the valuation technique to determine fair value using management assessments and inputs, which utilize inputs other than observable quoted prices that are observable for the asset or liability, either directly or indirectly. Inputs derived from quoted prices include the Company’s stock price, the average yield of B- bonds and the prices of Treasury instruments. Input from management assessment includes the probability of certain events occurring during the term of the debt.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

The following table sets forth the impact of the net favorable valuation adjustments of the 0% Notes, which are reflected in the consolidated statement of operations for the year ended December 31, 2008 and 2007, respectively.

	December 31,
	2008	2007
	(In thousands)
Outstanding Fair Value at beginning of year	$18,511	$22,542
Fair value adjustment recorded in:
“Convertible debt valuation adjustment and interest income, net”	(8,043)	(4,031)

Outstanding Fair Value at end of year	$10,468	$18,511

Unpaid Principal Balance at end of year	$25,246	$23,832

14. FAIR VALUE OF ASSETS AND LIABILITIES

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with FAS 157 as of December 31, 2008:

	(Level 2)	(Level 3)	Total
	(In thousands)
Assets:
Cash equivalents:
US Government Treasury Bills	$4,000	$—	$4,000

Total financial assets	$4,000	$—	$4,000

Liabilities:
3% Convertible promissory note	$—	$18,594	$18,594
0% Convertible promissory note	—	10,468	10,468

Total financial liabilities	$—	$29,062	$29,062

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

The fair market value of the 0% Notes and Pfizer Note are subject to interest rate risk. Generally, the fair market value of these 0% Notes and the Pfizer Note will increase as interest rates fall and decrease as the interest rates rise, but the interest rate changes do not impact the Company’s financial position, cash flows or results of operations. Additionally, the fair market value of the Company’s debt obligations includes input from management regarding the probability of certain events occurring during the term of the debt. Assuming a hypothetical increase of two percentage points in probability of fundamental change and one percentage point in the probability of default, the fair value of our Pfizer Note and 0% Note, as of December 31, 2008, would have potentially increased by approximately $0.1 million and $0.6 million, respectively. See Footnote 11, “Collaboration and Note Purchase Agreement” and Footnote 13, “0% Convertible Senior Unsecured Notes” for summary of the Company’s Level 3 financial liabilities as of December 31, 2008 and 2007, respectively.

As of December 31, 2008, the carrying value of the Company’s cash and cash equivalents approximated their fair value and consists of bank deposits, money market accounts and U.S. Government Treasury Bills. The Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
2008
Product revenue	$14,007	$15,440	$15,550	$14,490
Contract revenue	820	687	484	413
License revenue	10	5	108	179

Total revenue	14,837	16,132	16,142	15,082
Gross profit	8,473	9,008	8,493	8,442
Contingent value rights revaluation (1)	—	72	—	48
Convertible debt valuation adjustments	4,736	66	1,498	3,935
Net income (loss)	(1,727)	(5,518)	(4,930)	512
Basic and diluted income (loss) per common share	$(0.08)	$(0.25)	$(0.22)	$0.02
2007
Product revenue	$9,099	$8,907	$8,745	$12,731
Contract revenue	318	485	463	798
License revenue	—	300	1,186	197

Total revenue	9,417	9,692	10,394	13,726
Gross profit	3,712	4,365	4,620	7,606
Contingent value rights revaluation (1)	—	—	218	—
Convertible debt valuation adjustments	(4,055)	4,463	4,244	(447)
Cumulative effect of change in accounting principle (2)	2,242	—	—	—
Net loss	(11,558)	(3,872)	(3,080)	(5,037)
Basic and diluted (loss) per common share	$(0.52)	$(0.18)	$(0.14)	$(0.23)

(1)	Reduction of CVR liability as the result of forfeited stock options assumed from merger with ACLARA.
(2)	Early adoption impact of SFAS 159 to measure the fair value of the Pfizer Note as a hybrid debt instrument.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included under Item 8.

Item 9B. Other Information

On December 18, 2008, the Compensation Committee of the Board of Directors of Monogram Biosciences, Inc. (“Monogram” or the “Company”) approved an amendment to the form of Executive Severance Benefits Agreement that the Company utilizes with each of its executive officers, other than its chief executive officer (as amended, the “Agreement”). Pursuant to the Agreement, upon a specified termination, an executive will be entitled to receive a severance payment equal to (i) the greater of the executive’s annual salary for 2008 (or initial salary, for new executives) or the executive’s annual base salary for the last completed fiscal year immediately preceding the termination, plus (ii) the amount of the target bonus established for the executive for the last completed fiscal year immediately preceding the termination.

The Compensation Committee also approved an amendment to the Employment Agreement between the Company and William D. Young, Monogram’s chief executive officer, (the “CEO Agreement”). As amended, the CEO Agreement reduced Mr. Young’s annual base salary to $449,100, commencing on January 5, 2009. It also provides that, upon a specified termination, Mr. Young will be entitled to receive a severance payment equal to (i) the greater of his annual salary for 2008 or his then current base salary, plus (ii) in certain circumstances, the amount of the target bonus established for Mr. Young for the last completed fiscal year immediately preceding the termination.

The foregoing description is qualified in its entirety by reference to the Agreement, which is attached hereto as Exhibit 10.8, and the CEO Agreement, which is attached hereto as Exhibit 10.4.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

The other information required by this item is incorporated by reference to the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2009 annual meeting.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information under the caption “Executive Compensation” to be contained in our 2009 proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” to be contained in our 2009 proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information under the caption “Certain Transactions” to be contained in our 2009 proxy statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information under the captions “Principal Accounting Fees” and “Pre-Approval Policies and Procedures” to be contained in our 2009 proxy statement.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our independent registered public accounting firm. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee has approved our recurring engagements of PricewaterhouseCoopers LLP for the following non-audit services: (1) preparation of tax returns, and tax advice in preparing for and in connection with such filings; and (2) all work required to be performed by PricewaterhouseCoopers LLP in connection with preparing and providing consents required to be given in connection with our filings with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)(1) Index to Financial Statements

Reference is made to the Index to Financial Statements under Item 8 in Part II hereof, where these documents are listed.

(a)(2) Financial Statement Schedule—The following schedule is filed as part of this Form 10-K:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006.

All other schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto included in Item 8 (“Financial Statements and Supplementary Data”).

(a)(3) Index to Exhibits—See (c) below.

(c) Exhibits

Exhibit Footnote	Exhibit Number
(11)	2.1	Agreement and Plan of Merger and Reorganization, dated as of May 28, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(12)	2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of October 18, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(8)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(8)	3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(14)	3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(19)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(31)	3.1.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed November 3, 2008.

(8)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(8)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(8)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(8)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(8)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(28)	3.5	Amended and Restated Bylaws.

Exhibit Footnote	Exhibit Number
	4.1	Reference is made to Exhibits 3.1 through 3.5.

(31)	4.2	Specimen Common Stock Certificate.

(14)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

(26)	4.4	Form of Indenture by and between Monogram Biosciences, Inc. and U.S. Bank National Association, as trustee.

(6)	4.5	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.

(1)	10.1	Office Lease by and between ViroLogic and Oyster Point Tech Center LLC dated as of May 25, 1999.

(1)	10.2	Office Lease by and between ViroLogic and Trammell Crow Northern California Development, Inc. dated as of November 23, 1999.

(1)	10.3	Loan and Security Agreement by and between ViroLogic and MMC/ GATX Partnership No. 1 dated as of January 30, 1998.

†	10.4	Second Amended and Restated Employment Agreement by and between Monogram Biosciences, Inc. and William D. Young, dated December 18, 2008.

(29)†	10.5	2000 Employee Stock Purchase Plan and related offering documents.

(1)	10.6	Equipment Financing Agreement dated March 28, 2000 with Pentech Financial Services, Inc.

(2)†	10.7	ViroLogic, Inc. 2000 Equity Incentive Plan, as amended.

†	10.8	Form of Executive Severance Benefits Agreement.

(3)	10.9	Master Lease Agreement dated September 14, 2000 by and between ViroLogic, Inc. and General Electric Capital Corporation.

(4)	10.10	Equipment Financing Agreement by and between ViroLogic and De Lage Landen Financial Services, Inc. dated as of January 29, 2001.

(5)	10.11	Equipment Schedule No. 4 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(5)	10.12	Sublease by and between ViroLogic, Inc. and Raven Biotechnologies, Inc.

(1)†	10.13	Form of Indemnity Agreement between the Company and its directors and officers.

(1)†	10.14	Form of Stock Option Agreement under the 2000 Equity Incentive Plan for options granted prior to May 1, 2000.

(1)†	10.15	Form of Stock Option Agreement Pursuant to the 2000 Equity Incentive Plan for options granted after May 1, 2000.

(9)	10.16	Equipment Schedule No. 5 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(7)	10.17	Sublease, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.

(10)	10.18	First Amendment to Sublease, dated as of August 21, 2003, by and between diaDexus, Inc and ViroLogic, Inc.

(13)	10.19	Second Amendment to Sublease, dated as of October 1, 2004, between diaDexus, Inc and ViroLogic, Inc.

Exhibit Footnote	Exhibit Number
(27)†	10.20	Monogram Biosciences, Inc. 2004 Equity Incentive Plan.

(15)†	10.21	Form of Option Agreement under the ViroLogic, Inc. 2004 Equity Incentive Plan.

(16)†	10.22	ACLARA BioSciences, Inc. Amended and Restated 1997 Stock Plan.

(17)†	10.23	ACLARA BioSciences, Inc. NQ03 Stock Plan Non-Statutory Stock Option Agreement.

(18)†	10.24	Form of Amendment to Stock Option Agreement between ACLARA BioSciences, Inc. and each of Alfred Merriweather and Michael Dunn.

(20)†	10.25	ViroLogic, Inc. 2005 Bonus Plan Description.

(20)†	10.26	ViroLogic, Inc. Non-Employee Director Cash Compensation Arrangements.

(21)*	10.27	Referral Testing Agreement, between Monogram Biosciences, Inc. and Quest Diagnostics Incorporated, dated October 1, 2005.

(26)	10.28	Form of First Amendment to Note Purchase Agreement and Senior Note by and between Pfizer Inc., and Monogram Biosciences, Inc.

(22)	10.29	Note Purchase Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(26)	10.30	Form of Amended and Restated Monogram Biosciences, Inc. 3.0% Senior Secured Convertible Note Due May 19, 2010, issued to Pfizer, Inc.

(22)	10.31	Note Security Agreement, dated May 5, 2006, by and between Monogram Biosciences, Inc. and Pfizer, Inc.

(23)*	10.32	Collaboration Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(23)	10.33	Collaboration Security Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(24)	10.34	Credit and Security Agreement, dated September 29, 2006, by and between Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. and Monogram Biosciences, Inc.

(25)†	10.35	Monogram Non-Qualified Deferred Compensation Plan, effective January 1, 2007.

(26)	10.36	Securities Purchase Agreement, dated January 11, 2007, by and between Monogram Biosciences, Inc., and a qualified institutional buyer party thereto.

(26)	10.37	Registration Rights Agreement, dated January 11, 2007, by and between Monogram Biosciences, Inc. and a qualified institutional buyer party thereto.

(26)	10.38	Form of Subordination Agreement among Monogram Biosciences, Inc. and U.S. Bank National Association, as trustee.

†	10.39	Summary of Non-Employee Director Compensation.

(30)	10.40	Summary of 2008 Bonus Plan.

(29)	10.41	Master Lease Agreement dated October 5, 2007 by and between Monogram Biosciences, Inc. and Oyster Point Tech Center LLC.

(29)	10.42	First Amendment to Lease, dated as of October 5, 2007, by and between Oyster Point Tech Center, LLC and Monogram Biosciences, Inc.

(29)	10.43	First Amendment to Lease, dated as of December 21, 2007, by and between Oyster Point Tech Center, LLC and Monogram Biosciences, Inc.

Exhibit Footnote	Exhibit Number
(29)	10.44	Second Amendment to Lease, dated as of December 21, 2007, by and between Oyster Point Tech Center, LLC and Monogram Biosciences, Inc.

(29)	10.45	Fourth Amendment to Sublease, dated as of October 12, 2007, by and between DiaDexus, Inc. and Monogram Biosciences, Inc.

(29)	10.46	Consent to Fourth Sublease Amendment, dated as of October 12, 2007, by and between Are-Technology Center SSF, LLC, DiaDexus, Inc. and Monogram Biosciences, Inc.

(29)*	10.47	Second Amendment to Credit and Security Agreement, dated as of December 19, 2007, by and between Monogram Biosciences, Inc. and Merrill Lynch Capital.

	21.1	List of Subsidiaries.

	23.1	Consent of Independent Registered Public Accounting Firm.

	24.1	Power of Attorney is contained on the signature page.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

†	Indicates management or compensatory plan or arrangement.
(*)	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.
(1)	Filed as an exhibit to our Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.
(2)	Filed as an exhibit to our Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(8)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) filed on February 5, 2003 and incorporated herein by reference.
(9)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(10)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003 and incorporated herein by reference.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on June 1, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2004 and incorporated herein by reference.

(13)	Filed as an exhibit to our Current Report on Form 8-K filed on November 4, 2004 and incorporated herein by reference.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2004 and incorporated herein by reference.
(16)	Filed as an exhibit to ACLARA BioSciences, Inc. Registration Statement on Form S-1 (No. 333-95107) or amendments thereto and incorporated herein by reference.
(17)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(18)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.
(20)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005 and incorporated herein by reference.
(21)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
(22)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-135096) filed on June 16, 2006 and incorporated herein by reference.
(23)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.
(24)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.
(25)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on January 12, 2007 and incorporated herein by reference.
(27)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.
(28)	Filed as an exhibit to our Current Report on Form 8-K on December 10, 2007 and incorporated herein by reference.
(29)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
(30)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.
(31)	Filed as an exhibit to our Current Report on Form 8-K filed on November 4, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Monogram Biosciences, Inc.

By:	/s/ WILLIAM D. YOUNG
William D. Young Chief Executive Officer

Date: February 12, 2009

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

Signatures	Title	Date

/s/ WILLIAM D. YOUNG William D. Young	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2009

/s/ ALFRED G. MERRIWEATHER Alfred G. Merriweather	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2009

/s/ WILLIAM JENKINS, M.D. William Jenkins, M.D.	Director	February 12, 2009

/s/ EDMON JENNINGS Edmon Jennings	Director	February 12, 2009

/s/ CRISTINA H. KEPNER Cristina H. Kepner	Director	February 12, 2009

/s/ JOHN D. MENDLEIN, PH.D., J.D. John D. Mendlein, Ph.D., J.D.	Director	February 12, 2009

David H. Persing, M.D., Ph.D.	Director

/s/ CHRISTINE A. WHITE, M.D. Christine A. White, M.D.	Director	February 12, 2009

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

Classification	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2008	$1,121	$941	$(662)	$1,400
Year ended December 31, 2007	$965	$784	$(628)	$1,121
Year ended December 31, 2006	$1,044	$357	$(436)	$965

Valuation allowance for deferred tax assets:
Year ended December 31, 2008	$106,900	$5,000	$—	$111,900
Year ended December 31, 2007	$122,000	$—	$(15,100)	$106,900
Year ended December 31, 2006	$117,000	$5,000	$—	$122,000

S-1

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number
(11)	2.1	Agreement and Plan of Merger and Reorganization, dated as of May 28, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(12)	2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of October 18, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(8)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(8)	3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(14)	3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(19)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(31)	3.1.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed November 3, 2008.

(8)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(8)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(8)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(8)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(8)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(28)	3.5	Amended and Restated Bylaws.

	4.1	Reference is made to Exhibits 3.1 through 3.5.

(31)	4.2	Specimen Common Stock Certificate.

(14)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

(26)	4.4	Form of Indenture by and between Monogram Biosciences, Inc. and U.S. Bank National Association, as trustee.

(6)	4.5	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.

(1)	10.1	Office Lease by and between ViroLogic and Oyster Point Tech Center LLC dated as of May 25, 1999.

(1)	10.2	Office Lease by and between ViroLogic and Trammell Crow Northern California Development, Inc. dated as of November 23, 1999.

(1)	10.3	Loan and Security Agreement by and between ViroLogic and MMC/ GATX Partnership No. 1 dated as of January 30, 1998.

†	10.4	Second Amended and Restated Employment Agreement by and between Monogram Biosciences, Inc. and William D. Young, dated December 18, 2008.

Exhibit Footnote		Exhibit Number
(29	)†	10.5	2000 Employee Stock Purchase Plan and related offering documents.

(1)		10.6	Equipment Financing Agreement dated March 28, 2000 with Pentech Financial Services, Inc.

(2	)†	10.7	ViroLogic, Inc. 2000 Equity Incentive Plan, as amended.

	†	10.8	Form of Executive Severance Benefits Agreement.

(3)		10.9	Master Lease Agreement dated September 14, 2000 by and between ViroLogic, Inc. and General Electric Capital Corporation.

(4)		10.10	Equipment Financing Agreement by and between ViroLogic and De Lage Landen Financial Services, Inc. dated as of January 29, 2001.

(5)		10.11	Equipment Schedule No. 4 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(5)		10.12	Sublease by and between ViroLogic, Inc. and Raven Biotechnologies, Inc.

(1	)†	10.13	Form of Indemnity Agreement between the Company and its directors and officers.

(1	)†	10.14	Form of Stock Option Agreement under the 2000 Equity Incentive Plan for options granted prior to May 1, 2000.

(1	)†	10.15	Form of Stock Option Agreement Pursuant to the 2000 Equity Incentive Plan for options granted after May 1, 2000.

(9)		10.16	Equipment Schedule No. 5 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(7)		10.17	Sublease, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.

(10)		10.18	First Amendment to Sublease, dated as of August 21, 2003, by and between diaDexus, Inc and ViroLogic, Inc.

(13)		10.19	Second Amendment to Sublease, dated as of October 1, 2004, between diaDexus, Inc and ViroLogic, Inc.

(27	)†	10.20	Monogram Biosciences, Inc. 2004 Equity Incentive Plan.

(15	)†	10.21	Form of Option Agreement under the ViroLogic, Inc. 2004 Equity Incentive Plan.

(16	)†	10.22	ACLARA BioSciences, Inc. Amended and Restated 1997 Stock Plan.

(17	)†	10.23	ACLARA BioSciences, Inc. NQ03 Stock Plan Non-Statutory Stock Option Agreement.

(18	)†	10.24	Form of Amendment to Stock Option Agreement between ACLARA BioSciences, Inc. and each of Alfred Merriweather and Michael Dunn.

(20	)†	10.25	ViroLogic, Inc. 2005 Bonus Plan Description.

(20	)†	10.26	ViroLogic, Inc. Non-Employee Director Cash Compensation Arrangements.

(21	)*	10.27	Referral Testing Agreement, between Monogram Biosciences, Inc. and Quest Diagnostics Incorporated, dated October 1, 2005.

(26)		10.28	Form of First Amendment to Note Purchase Agreement and Senior Note by and between Pfizer Inc., and Monogram Biosciences, Inc.

(22)		10.29	Note Purchase Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(26)		10.30	Form of Amended and Restated Monogram Biosciences, Inc. 3.0% Senior Secured Convertible Note Due May 19, 2010, issued to Pfizer, Inc.

Exhibit Footnote	Exhibit Number
(22)	10.31	Note Security Agreement, dated May 5, 2006, by and between Monogram Biosciences, Inc. and Pfizer, Inc.

(23)*	10.32	Collaboration Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(23)	10.33	Collaboration Security Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(24)	10.34	Credit and Security Agreement, dated September 29, 2006, by and between Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. and Monogram Biosciences, Inc.

(25)†	10.35	Monogram Non-Qualified Deferred Compensation Plan, effective January 1, 2007.

(26)	10.36	Securities Purchase Agreement, dated January 11, 2007, by and between Monogram Biosciences, Inc., and a qualified institutional buyer party thereto.

(26)	10.37	Registration Rights Agreement, dated January 11, 2007, by and between Monogram Biosciences, Inc. and a qualified institutional buyer party thereto.

(26)	10.38	Form of Subordination Agreement among Monogram Biosciences, Inc. and U.S. Bank National Association, as trustee.

†	10.39	Summary of Non-Employee Director Compensation.

(30)	10.40	Summary of 2008 Bonus Plan.

(29)	10.41	Master Lease Agreement dated October 5, 2007 by and between Monogram Biosciences, Inc. and Oyster Point Tech Center LLC.

(29)	10.42	First Amendment to Lease, dated as of October 5, 2007, by and between Oyster Point Tech Center, LLC and Monogram Biosciences, Inc.

(29)	10.43	First Amendment to Lease, dated as of December 21, 2007, by and between Oyster Point Tech Center, LLC and Monogram Biosciences, Inc.

(29)	10.44	Second Amendment to Lease, dated as of December 21, 2007, by and between Oyster Point Tech Center, LLC and Monogram Biosciences, Inc.

(29)	10.45	Fourth Amendment to Sublease, dated as of October 12, 2007, by and between DiaDexus, Inc. and Monogram Biosciences, Inc.

(29)	10.46	Consent to Fourth Sublease Amendment, dated as of October 12, 2007, by and between Are-Technology Center SSF, LLC, DiaDexus, Inc. and Monogram Biosciences, Inc.

(29)*	10.47	Second Amendment to Credit and Security Agreement, dated as of December 19, 2007, by and between Monogram Biosciences, Inc. and Merrill Lynch Capital.

	21.1	List of Subsidiaries.

	23.1	Consent of Independent Registered Public Accounting Firm.

	24.1	Power of Attorney is contained on the signature page.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

†	Indicates management or compensatory plan or arrangement.
(*)	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.
(1)	Filed as an exhibit to our Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.
(2)	Filed as an exhibit to our Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(8)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) filed on February 5, 2003 and incorporated herein by reference.
(9)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(10)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003 and incorporated herein by reference.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on June 1, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on November 4, 2004 and incorporated herein by reference.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2004 and incorporated herein by reference.
(16)	Filed as an exhibit to ACLARA BioSciences, Inc. Registration Statement on Form S-1 (No. 333-95107) or amendments thereto and incorporated herein by reference.
(17)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(18)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.
(20)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005 and incorporated herein by reference.
(21)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
(22)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-135096) filed on June 16, 2006 and incorporated herein by reference.
(23)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.
(24)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.
(25)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

(26)	Filed as an exhibit to our Current Report on Form 8-K filed on January 12, 2007 and incorporated herein by reference.
(27)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.
(28)	Filed as an exhibit to our Current Report on Form 8-K on December 10, 2007 and incorporated herein by reference.
(29)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
(30)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.
(31)	Filed as an exhibit to our Current Report on Form 8-K filed on November 4, 2008 and incorporated herein by reference.