Form 10-K/A
period 2008-12-31
Monogram Biosciences, Inc.
filed 2009-04-30
CIK 1094961

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2008 was $98,723,493.*

The number of shares outstanding of the Registrant’s Common Stock was 22,963,153 as of March 1, 2009.

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

EXPLANATORY NOTE: This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant on February 13, 2009 (the “Report”), and is being filed solely to replace Part III, Item 10 through Item 14. The reference on the cover of the Report to the incorporation by reference of the Registrant’s Definitive Proxy Statement into Part III of the Report is hereby amended to delete that reference. Except as otherwise stated herein, no other information contained in the Report has been updated by this Amendment No. 1.

MONOGRAM BIOSCIENCES, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

AMENDMENT NO.  1

This Amendment No. 1 contains certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 including, without limitation, statements regarding development and commercialization of our proposed products and services, and the possible growth of our business into new markets. These statements, which sometimes include words such as “expect,” “goal,” “may,” “anticipate,” “should,” “continue,” “plan,” or “will,” reflect our expectations and assumptions as of the date of this Annual Report based on currently available operating, financial and competitive information. Actual results could differ materially from those in the forward-looking statements as a result of a number of factors, including our ability to successfully complete the development and clinical validation of assays in addition to HERmark based on the VeraTag™ technology platform and commercialize these assays for guiding treatment of cancer patients, the potential role of our assays in the development and use of new classes of human immunodeficiency virus, or HIV, drugs such as CCR5 antagonists including Selzentry™, the market acceptance of our products, the effectiveness of competitive products, new products and technological approaches, the risks associated with our dependence on patents and proprietary rights, the possible infringement of the intellectual property rights of others, and our ability to raise additional capital if needed. These factors and others are more fully described in “Risk Factors” and elsewhere in this Form 10-K. We assume no obligation to update any forward-looking statements. PhenoSense™, PhenoSenseGT™, Trofile™, HERmark and VeraTag are trademarks of Monogram Biosciences, Inc. Herceptin® is a registered trademark of Genentech, Inc. Selzentry is a trademark of Pfizer Inc.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information about our directors and executive officers as of March 1, 2009:

Name	Age	Position
William D. Young	64	Chairman of the Board, Chief Executive Officer and Director
William Jenkins, M.D.	61	Director
Edmon R. Jennings	61	Director
Cristina H. Kepner	62	Director
John D. Mendlein, J.D., Ph.D.	49	Director
David H. Persing, M.D., Ph.D.	53	Director
Christine A. White, M.D.	57	Director
Michael P. Bates, M.D.	51	Vice President, Clinical Research
Michael J. Dunn	53	Chief Business Officer
Kathy L. Hibbs	45	Senior Vice President, General Counsel
Alfred G. Merriweather	55	Senior Vice President, Finance and Chief Financial Officer
Gordon Parry, Ph.D.	58	Vice President, Research and Development, Oncology
Christos J. Petropoulos, Ph.D.	55	Vice President, Research and Development, Virology and Chief Scientific Officer
William J. Welch	47	Senior Vice President and Chief Commercial Officer
Jeannette M. Whitcomb, Ph.D.	48	Vice President, Operations
Patricia Wray	52	Vice President, Human Resources

William D. Young has served as our Chief Executive Officer since November 1999 and as the Chairman of the Board since May 1999. From March 1997 to October 1999, Mr. Young was Chief Operating Officer at Genentech, Inc., a biotechnology company. As COO at Genentech, Mr. Young was responsible for all of the company’s development, operations and commercial functions. Mr. Young joined Genentech in 1980 as Director of Manufacturing and Process Sciences and held various executive positions prior to becoming COO. Prior to joining Genentech, Mr. Young was employed by Eli Lilly and Company, a pharmaceutical company, for fourteen years. Mr. Young is a member of the Board of Directors of Biogen IDEC, Inc., a pharmaceutical and biotechnology company, and Theravance, Inc., a biopharmaceutical company. He received his bachelor’s degree in Chemical Engineering from Purdue University, his M.B.A. from Indiana University and an honorary Doctorate in Engineering from Purdue University. He was elected to the National Academy of Engineering, USA, in 1993.

William Jenkins, M.D., has served as a director since September 2000. Dr. Jenkins is the principal in his consulting firm William Jenkins Pharma Consulting and has been a consultant and advisor to pharmaceutical companies and investment and venture capital firms in the health sector since 1999. From 1992 to 1999, he served as Head of Clinical Development and Regulatory Affairs for Ciba-Geigy Limited, a chemical and pharmaceutical company, and later for post-merger Novartis Pharma AG, a health care products company. Prior to that, Dr. Jenkins was head of worldwide clinical research at GlaxoSmithKline plc, a pharmaceutical company, and a Deputy Head in the U.K. Drug Regulatory Agency. Dr. Jenkins is a member of the Board of Directors of BTG plc, a life sciences company, and Eurand Pharmaceutical Holdings B.V., a specialty pharmaceutical company. Dr. Jenkins received his M.D. from the University of Cambridge and has a specialist accreditation in Internal Medicine and Gastroenterology.

Edmon R. Jennings has served as a director since May 2001. From July 2003 until February 2008, Mr. Jennings served as President and CEO of Angiogenix, Inc., a biopharmaceutical company. From February 2000 to June 2003, Mr. Jennings was Chief Commercialization Officer at Pain Therapeutics, Inc., a medical research and development company. From 1985 to 2000, Mr. Jennings held senior management positions at Genentech, Inc., a biotechnology company, including Vice President of Corporate Development, Vice President of Sales and Marketing and Vice President of Sales. Prior to Genentech, for twelve years Mr. Jennings held positions with Bristol-Myers Oncology and Bristol Laboratories, both of which were divisions of Bristol-Myers (now Bristol-Myers Squibb), a pharmaceutical company. Mr. Jennings also serves as a director of TRF Pharma, Inc., a biotechnology company. Mr. Jennings received his bachelor’s degree in Liberal Arts from the University of Michigan at Ann Arbor.

Cristina H. Kepner has served as a director since May 1996. Ms. Kepner is an Advisor at Invemed Associates LLC, an investment banking firm from which she retired in December 2000. From 1978 to December 2000, Ms. Kepner was a director, Executive Vice President and Corporate Finance Director at Invemed. Ms. Kepner serves on the board of directors of Cepheid, a molecular diagnostics company, and previously served on the Board of Directors and as Chairman of the Board of Quipp, Inc., an equipment manufacturer for the newspaper industry which was acquired by Illinois Tool Works Inc. in June 2008. She received her bachelor’s degree from Pace University.

John D. Mendlein, J.D., Ph.D. has served as a director since December 2004. Dr. Mendlein was a member of ACLARA’s board of directors from April 2003 to December 2004, when ALACRA merged with Monogram. Dr. Mendlein was Chairman and Chief Executive Officer of Adnexus Therapeutics Inc., a biotechnology company, from 2005 until its acquisition by Bristol-Myers Squibb in January 2008. Prior to joining Adnexus Therapeutics, Dr. Mendlein served as Chairman and Chief Executive Officer of Affinium Pharmaceuticals, Inc., a pharmaceutical company, from 2000 until 2005. Prior to joining Affinium, Dr. Mendlein served as Chief Knowledge Officer, General Counsel and Senior Vice President, Intellectual Property of Aurora Biosciences Corporation, a drug discovery company, from 1996 until 2000. Dr. Mendlein joined Fate Therapeutics, a biotechnology company, as executive chairman on May 14, 2008. Dr. Mendlein holds a Ph.D. in Physiology and Biophysics from the University of California, Los Angeles and a J.D. degree from the University of California, Hastings College of Law.

David H. Persing, M.D., Ph.D. has served as a director since December 2000. Dr. Persing received his bachelor’s degree in Biochemistry from San Jose State University, and his M.D. and Ph.D. (Biochemistry and Biophysics) concurrently from the University of California, San Francisco. After completion of his residency in Clinical Pathology and fellowship training at Yale University in 1989, Dr. Persing was appointed to the medical and research staff of the Mayo Clinic, a non-profit medical practice, where he became Director of the Molecular Microbiology Laboratory and an Associate Professor at the Mayo Medical School. Dr. Persing has been Executive Vice President, Chief Medical and Technology Officer of Cepheid, a molecular diagnostics company, since August 2005 and has served on the Board of Directors of Cepheid since April 2004. Prior to his experience with Cepheid, Dr. Persing was the Senior Vice President and Chief Scientific Officer at Corixa Corporation, a research and development-based biotechnology company, from 1999 to 2005. Additionally, he served as a Principal Investigator in the Infectious Disease Research Institute, a non-profit research organization.

Christine A. White, M.D. has served as a director since August 2008. Dr. White received her medical degree and residency training from the University of Chicago and is Board certified in both Internal Medicine and Medical Oncology, completing her fellowship at University of California, San Diego and post-doctoral work with the Molecular Biology Breast Cancer/Dulbecco Laboratory of the Salk Institute. Since 2006, Dr. White has served as a consultant to various pharmaceutical companies and investment firms. From 1996 to 2005, Dr. White held a number of executive positions at Biogen IDEC, Inc., a pharmaceutical and biotechnology company and most recently served as Senior Vice President of Global Medical Affairs. While at Biogen, she played a key role in the clinical development and commercialization of both Rituxan® and Zevalin®. From 1994 to 1996, she was Director of Clinical Oncology Research at the Sidney Kimmel Cancer Center. From 1984 to 1994, Dr. White held various positions at Scripps Memorial Hospitals and most recently was Medical Director of Oncology Research and Chair of the Department of Medicine. Dr. White is a past Chair of the California Breast Cancer Research Program’s Advisory Council and currently serves on the editorial boards of several peer reviewed scientific publications. Dr. White also serves on the Board of Directors of pharmaceutical companies Arena Pharmaceuticals and Apoptos, Inc. and Genoptix, Inc. a biopharmaceutical company.

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

Michael J. Dunn has served as our Chief Business Officer since our merger with ACLARA in December 2004. From April 2003 to December 2004, Mr. Dunn was Chief Business Officer for ACLARA BioSciences, Inc. From March 2002 to April 2003, Mr. Dunn served as Executive Vice President of Business Development for ActivX Biosciences, Inc., a biotechnology company. From July 1998 to March 2002, Mr. Dunn was Vice President of Business Development for Aurora Biosciences Corporation, a biotechnology tools company. From 1995 to 1998, Mr. Dunn was Vice President of Business Development for SIBIA Neurosciences, Inc. Mr. Dunn has an M.B.A. from the University of San Diego and a bachelor’s degree in Biology from the University of Chicago.

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

Alfred G. Merriweather has served as our Chief Financial Officer since our merger with ACLARA in December 2004, and was promoted to Senior Vice President in February 2007. From December 2001 to December 2004, Mr. Merriweather served as Vice President, Finance, Chief Financial Officer and Secretary of ACLARA BioSciences, Inc. From 1999 to 2001, he was Vice President and Chief Financial Officer for Citadon, Inc., a software company. From 1996 to 1999, Mr. Merriweather was Vice President of Finance and Chief Financial Officer of Symphonix Devices, Inc., a manufacturer of implantable medical devices. From 1993 to 1996, Mr. Merriweather was Senior Vice President of Finance and Chief Financial Officer of LipoMatrix, Inc., a medical device company based in Neuchatel, Switzerland. Prior to that, Mr. Merriweather was Vice President of Finance and Chief Financial Officer of Laserscope, a manufacturer of surgical laser systems. Mr. Merriweather holds a Bachelor’s degree from the University of Cambridge, England.

Gordon Parry, Ph.D. joined Monogram in 2007 as Senior Director of Research and Development, Oncology and in February 2008 became Vice President of Research and Development, Oncology. Prior to joining Monogram, Dr. Parry worked for twelve years at Berlex Biosciences as the Department Head of their Cancer Research Department. Previously, he held a variety of research positions in academia, including ten years at the University of California’s Lawrence Berkeley Laboratory. He previously served as an Advisory Council Member for the California Breast Cancer Research Program. Dr. Parry received his Ph.D. in Biochemistry from the University of London.

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

William J. Welch has served as our Senior Vice President and Chief Commercial Officer since September 2005. From 1998 to 1999 and from 2001 to August 2005, Mr. Welch was with LaJolla Pharmaceutical, Inc., most recently as Vice President, Sales & Marketing. From 1999 to 2001, Mr. Welch was Vice President of Global Marketing for Dade Behring MicroScan where he managed marketing and strategic development for a $150 million business. From 1993 to 1998, Mr. Welch held a number of management positions with Abbott Laboratories, including General Manager of the Ambulatory Infusion Systems Division. Mr. Welch holds a Bachelor’s of Science degree from the University of California at Berkeley and an MBA from Harvard University.

Jeannette M. Whitcomb, Ph.D. joined Monogram as one of the first scientists in the Research and Development department in 1996, transitioned to the Operations group in 2002 and was named Vice President of Operations in June 2003. Prior to joining Monogram, Dr. Whitcomb was a Post-doctoral Fellow in Dr. Stephen H. Hughes’ lab at the National Cancer Institute — Frederick Cancer Research and Development Center. Prior to that, she was a Fogerty Fellow in Dr. Peter A. Cerutti’s lab at the Swiss Institute for Experimental Cancer Research in Lausanne, Switzerland. Dr. Whitcomb received her bachelor’s degree in Biology from Widener University in Chester, Pennsylvania and her Ph.D. in Microbiology and Immunology from the Temple University School of Medicine in Philadelphia.

Patricia Wray is the Vice President, Human Resources. She has overseen Monogram’s Human Resources function in a number of capacities since 1998, beginning as our Senior Director of Human Resources prior to being named our Vice President of Human Resources in November 1999. In February of 2003 Ms. Wray’s role was converted to a consultant to the Company. In September of 2004, she returned as the Senior Director until again being named our Vice President of Human Resources in September 2006. Prior to joining Monogram,

Ms. Wray held a number of positions at Genentech including Director of Employee Relations and Training from 1989 to 1997. From 1981 to 1989, Ms. Wray worked as Employee Relations Manager at Hewlett-Packard in both the Networking and Analytical Instrument Divisions. She received her Masters degree from Michigan State University and a Bachelor’s of Science degree in Horticulture from the University of Delaware.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission, or SEC, initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics that applies to our directors and employees (including our principal executive officer, principal financial officer and principal accounting officer), and have posted the text of the policy on our website (www.monogrambio.com) in connection with “Investor” materials; however, information found on our website is not incorporated by reference into this report. In addition, we intend to promptly disclose (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer or principal accounting officer, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

AUDIT COMMITTEE

The Audit Committee of the Board of Directors oversees our corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. Three directors comprise the Audit Committee: Cristina H. Kepner (Chair), William Jenkins, M.D. and Edmon R. Jennings. The Board of Directors annually reviews the NASDAQ listing standards definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the NASDAQ listing standards). The Board of Directors has determined that Cristina H. Kepner qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The goal of our executive compensation program is to provide a structure of incentives and rewards that will drive behavior and performance in a way that builds long-term value for our stockholders. In support of this goal, we have implemented compensation and benefit programs that are designed to:

•	drive and reward performance;

•	align the interests of management and stockholders;

•	enable the recruitment and retention of high quality executives; and

•	provide fair and reasonable levels of compensation.

We have implemented specific compensation elements to address these objectives. These have included base salary, equity participation, benefits and a cash bonus plan. Some of these are short-term in nature and others are more relevant as longer term incentives and rewards. Our goal is to have a blend of compensation elements that in the aggregate meets the objectives described above.

The Compensation Committee of our Board of Directors oversees our executive compensation arrangements, in accordance with a committee charter approved by the Board of Directors.

This discussion sets out our approach to executive compensation. However, overlaid on this approach is the Company’s financial position and the general economic environment in which the Company operates. As a result of these factors, actions have been taken recently to eliminate cash bonus payments for 2008, to not implement a cash bonus program for 2009, and to maintain salaries at their 2008 levels without increases for 2009. In addition, our chief executive officer voluntarily took a salary reduction effective January 1, 2009. These actions are described below.

Reverse stock split

On October 27, 2008, our Board of Directors approved a 6-to-1 reverse stock split, as previously authorized and approved by our stockholders at the September 19, 2007 annual meeting, which became effective on November 4, 2008. The reverse stock split resulted in a reduction in the number of shares of common stock issuable upon the exercise of stock options or warrants and the conversion ratios of the respective convertible notes were automatically adjusted to reflect the reverse stock split. All stock options reflect the 6-to-1 reverse stock split of the Company’s common stock.

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

Alignment with Stockholders – We seek to align ourselves with the interests of our stockholders. We do this by setting our goals based on the business milestones that we believe are most likely to drive long term stockholder value and by tying significant elements of executive compensation to our business success. Cash bonuses are designed to acknowledge short term goal accomplishment while over the long-term, executive officers expect to benefit directly from increases in the value of our common stock through equity participation, primarily stock options.

Recruiting and Retention – Building an outstanding organization and delivering excellence in all aspects of our performance requires that we hire and retain, high quality executives. We believe that an environment in which employees are able to have an enjoyable, challenging and rewarding work experience is critical to our ability to recruit and retain the right people. A critical aspect of that environment is the structure of incentives and rewards that are embedded in the compensation structure. We strive to keep this structure competitive so that qualified people are motivated to join our team and to stay at Monogram for long and successful careers.

Fair and Reasonable – We strive to make our compensation programs fair in two ways. First, we aim for fairness internally in relation to other executives and to other employees throughout the organization. Second, we seek fairness externally in relation to comparable positions in other companies. We also set compensation levels that are reasonable in terms of our overall financial and competitive condition as a company and that reflect the experience, skills and level of responsibility of the executive. We utilize data from the Radford Global Life Sciences Survey for companies nationwide with 150-499 employees to aid in benchmarking our cash compensation levels to outside market conditions. We did not, for 2008, benchmark against a list of specifically identified peer companies, or do we know which specific companies’ data comprises the Radford Global Life Sciences Survey results.

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

The Chief Executive Officer and the Vice President of Human Resources attend Compensation Committee meetings, except those meetings or portions of those meetings where their respective compensation is being discussed by the committee. The Chief Executive Officer, with the assistance of the Vice President of Human Resources, presents performance assessments of other executive officers to the Compensation Committee and proposes ranges of compensation benefits for each officer based upon each respective assessment. Neither the Company nor the Compensation Committee engaged any third-party consultants regarding 2008 executive compensation. The performance of each of our executive officers is evaluated annually at the end of the calendar year. The chief executive officer’s performance is evaluated by the Compensation Committee and the performance of the other executive officers is evaluated by the chief executive officer and reviewed with the Compensation Committee. The factors taken into account in the evaluation of performance include: the extent to which pre-established goals were accomplished and the extent to which the executive demonstrated leadership, creativity, teamwork and commitment, and embodied our Company values. Other factors that are considered in making compensation determinations are the experience, skill level and level of responsibility of the executive and competitive market conditions.

Equity Grant Practices – All options granted to executive officers must be approved by either the Compensation Committee or the Board of Directors. At the time of hire, options are granted effective on the employment start date for the executive. Generally, we assess all of our executive officers on an annual basis for potential additional stock option grants. These annual awards are approved by the Compensation Committee or by the Board of Directors. In 2008, 2007 and 2006, these awards were granted at the first regularly scheduled board meeting of the calendar year, on March 13, 2008, March 29, 2007, and April 7, 2006, respectively. These options vest in accordance with our normal vesting schedule, which is 25% after twelve months and then in equal monthly increments over the remaining three years of a four-year vesting term.

Elements Used to Achieve Compensation Objectives

Base Salary – In determining base salaries for our executive officers, we benchmarked each of our executive positions using the data from the Radford Global Life Sciences Survey for companies nationwide with 150-499 employees. We used the 50th percentile as a general benchmark for salary levels. However, many factors affected the determination of the salary level for individual executives, including performance, experience, skill, responsibilities and competitive market factors. In general, we seek to provide a fair, reasonable and competitive level of base salary. Salaries were reviewed in January 2008 based on these principles, but for 2009 no salary adjustments were made.

Cash Bonus – While we believe that the provision of short-term cash incentives is important to aligning the interests of executive officers and stockholders, and to the rewarding of performance, we also take into account the overall financial situation of the Company. For 2008, we implemented a cash bonus plan that provided for the payment of cash bonuses based on the Compensation Committee’s assessment of the Company’s performance against specified pre-determined corporate goals for the year including revenue, operational and product development goals, as well as an assessment of individual performance for each executive. The chief executive officer was eligible for a total target bonus of up to 40% of base salary. The other executive officers were each eligible for a total target bonus of up to 30% of base salary. In determining these target bonus percentages, we benchmarked our executives using the Radford Global Life Sciences Survey for companies nationwide with 150-499 employees, with the 50th percentile as a general target for potential bonus levels. In December 2008, on the recommendation of the Chief Executive Officer, the Board of Directors determined that no bonuses would be paid for 2008 due to the Company’s cash position and overall financial situation. Furthermore, no cash bonus plan has been implemented for 2009.

Equity Incentive – We utilized stock options as the primary method of equity participation for our executive officers. In the future, we may consider using other forms of equity participation such as restricted stock grants. Equity incentive awards are determined separately and independently from cash-based awards. We determined option grants by reference to our own capitalization structure and to internally generated benchmarks that we established to determine appropriate levels of stock option grants for our employees. These options vest in accordance with our normal vesting schedule, which is 25% after twelve months and then in equal monthly increments over the remaining three years of a four-year vesting term.

Benefits – We provide a competitive range of health and other benefit programs to our executive officers, which are provided on the same basis to the executive officers and all employees. These benefits include health and dental insurance, life and disability insurance, and a 401(k) plan with certain matching contributions made in company stock.

In addition to these benefit programs, we offer a non-qualified deferred compensation plan. Those eligible for this plan include members of the board of directors, the executive officers and certain other senior employees. Under this plan, individuals enrolled in the plan can, by election in advance, defer a portion of their total compensation on a pre-tax basis. None of our named executive officers have participated in this plan. There are no special perquisites or benefit programs made available exclusively to any of the executive officers, either individually or as a group.

Relocation – When necessary and appropriate, upon the hire of new executives, we may pay additional amounts in reimbursement of relocation costs and/or as additional compensation to assist with the high cost of housing in the San Francisco Bay Area.

Severance – Under provisions of our chief executive officer’s employment agreement, in the event of termination of employment for reasons other than cause, he is entitled to receive severance benefits, as described below under “Employment, Severance and Change of Control Agreements.” We entered into this agreement with Mr. Young to attract and retain his services. None of our other executive officers have agreements providing for any severance payments, except in the context of a change in control, as described below.

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

Compensation of the Named Executive Officers in 2008

William D. Young, Chairman and Chief Executive Officer – Mr. Young’s base salary was set at $499,000 for 2008, an increase of 5% over his salary for 2007. This increase reflected the compensation committee’s assessment of his performance in leading the Company and based on his experience, skills and leadership abilities. Effective January 1, 2009, Mr. Young’s salary was reduced, at his request, to $449,100. No cash bonus was paid to Mr. Young for 2008. At the time of our annual review of stock option grants, on March 13, 2008, Mr. Young was granted an option to purchase 58,333 shares of common stock at an exercise price of $6.90 per share. This option grant was considered appropriate by the Compensation Committee, taking into account Mr. Young’s performance, role, responsibilities and anticipated contributions to the Company. This option vests in accordance with our normal vesting schedule, which is 25% after twelve months and then in equal monthly increments over the remaining three years of a four-year vesting term.

Alfred G. Merriweather, Senior Vice President and Chief Financial Officer; William J. Welch, Senior Vice President and Chief Commercial Officer; Christos J. Petropoulos, Ph.D., Vice President R&D Virology and Chief Scientific Officer; Michael P. Bates, M.D., Vice President Clinical Research – Base salary for the other Named Executive Officers were set for 2008 at the following levels, and represented the stated percentage increase over their salaries for 2007: Mr. Merriweather – $290,000 (5%); Mr. Welch – $310,000 (4%); Dr. Petropoulos – $281,200 (0%); and Dr. Bates – $316,000 (3%). These salaries were set at market levels and also reflect the Compensation Committee’s concurrence with Mr. Young’s assessment of their performance in leading their functions, in execution of pre-established goals for their functions and in contributing to the Company’s overall progress. In the case of Dr. Petropoulos, his responsibilities were reduced in late 2007 from all research and development activities to virology research and development and, accordingly, no salary increase was awarded for 2008. No cash bonuses were paid to any of our Named Executive Officers for 2008 nor have any cash bonus arrangements been put in place for 2009.

At the time of our annual review of stock option grants, on March 13, 2008, the Named Executive Officers were granted options to purchase the following number of shares of common stock at an exercise price of $6.90 per share: Mr. Merriweather – 20,832; Mr. Welch – 20,832; Dr. Petropoulos – 12,499; and Dr. Bates – 19,166. These option grants were considered appropriate by the Compensation Committee, taking into account the executives’ performance, roles, responsibilities and anticipated contributions to the Company. These options vest in accordance with our normal vesting schedule, which is 25% after twelve months and then in equal monthly increments over the remaining three years of a four-year vesting term.

In accordance with our agreement with Mr. Welch at the time of his recruitment to be our Chief Commercial Officer in 2005 and his relocation to the San Francisco Bay Area, we paid and continue to pay him certain mortgage assistance payments. In 2008, we paid Mr. Welch $20,000 in mortgage assistance payments and we agreed to extend these assistance payments through 2009.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation awarded to or paid to, or earned by the Company’s Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers (the “Named Executive Officers”) in 2008. Compensation for 2007 and 2006 is presented for executives who were also Named Executive Officers in 2007 and 2006, respectively. Compensation is not presented for Dr. Bates in 2006 because he was not a Named Executive Officer in 2006.

SUMMARY COMPENSATION TABLE FOR FISCAL 2008

Name and Principal Position	Year	Salary ($)	Option Awards (a) ($)	All Other Compensation ($)		Total ($)
William D. Young	2008	$498,446	$492,269	$5,125	(b)	$995,840
Chairman of the Board and Chief Executive Officer	2007	$475,000	$731,487	$5,125	(b)	$1,211,612
	2006	$454,519	$1,123,228	$4,914	(b)	$1,582,661

Alfred G. Merriweather	2008	$289,668	$144,124	$5,396	(c)	$439,187
Sr. VP, Finance and Chief Financial Officer	2007	$275,600	$161,946	$5,397	(d)	$442,943
	2006	$259,615	$210,719	$4,901	(e)	$475,235

Christos J. Petropoulos, Ph.D.	2008	$281,200	$178,417	$—		$459,617
VP, Research and Development, Virology and	2007	$280,885	$258,836	$254	(f)	$539,975
Chief Scientific Officer	2006	$272,846	$383,458	$250	(f)	$656,554

William J. Welch	2008	$309,704	$190,651	$23,875	(g)	$524,230
Sr. VP and Chief Commercial Officer	2007	$297,150	$215,495	$43,875	(h)	$556,520
	2006	$282,846	$271,134	$70,214	(i)	$624,194

Michael P. Bates, M.D.	2008	$315,792	$161,046	$5,125	(b)	$481,964
VP, Clinical Research	2007	$291,800	$181,497	$4,129	(j)	$477,426

(a)	Represents the compensation expense related to all outstanding options that we recognized for the years ended December 31, 2008, 2007 and 2006, respectively, under Statement of Financial Accounting Standards No. 123R (SFAS123R), adjusted to exclude estimates of forfeitures. This expense is determined by computing the fair value of each option on the grant date in accordance with SFAS 123R and recognizing that amount as expense ratably over the option vesting term and accordingly includes the portion of options granted in previous years, that vested in 2008, 2007 or 2006, as applicable. The assumptions used to calculate the value of option awards are set forth under Note 8 of the Notes to the Financial Statements included in the Company’s Annual Report on Form 10-K for fiscal 2008 filed with the SEC on February 13, 2009 and on Form 10-K for fiscal 2007 filed with the SEC on March 12, 2008.
(b)	Consists of matching payments under our 401(k) plan in the form of shares of our common stock.
(c)	Consists of $5,125 of matching payments under our 401(k) plan in the form of shares of our common stock and $271 of reimbursement of health club fees in accordance with a benefit program available to all employees.
(d)	Consists of $5,125 of matching payments under our 401(k) plan in the form of shares of our common stock and $272 of reimbursement of health club fees in accordance with a benefit program available to all employees.
(e)	Consists of $4,648 of matching payments under our 401(k) plan in the form of shares of our common stock and $253 of reimbursement of health club fees in accordance with a benefit program available to all employees.
(f)	Consists of reimbursement of health club fees in accordance with a benefit program available to all employees.
(g)	Consists of $3,875 of matching payments under our 401(k) plan in the form of shares of our common stock and $20,000 in mortgage assistance payments, related to Mr. Welch’s relocation to the San Francisco Bay Area.
(h)	Consists of $3,875 of matching payments under our 401(k) plan in the form of shares of our common stock and $40,000 in mortgage assistance payments, both related to Mr. Welch’s relocation to the San Francisco Bay Area.

(i)	Consists of $3,664 of matching payments under our 401(k) plan in the form of shares of our common stock, $6,550 in moving costs and $60,000 in mortgage assistance payments, both related to Mr. Welch’s relocation to the San Francisco Bay Area.
(j)	Consists of $3,875 of matching payments under our 401(k) plan in the form of shares of our common stock and $254 of reimbursement of health club fees in accordance with a benefit program available to all employees.

GRANTS OF PLAN-BASED AWARDS

We determined option grants by reference to our own capitalization structure and to internally generated benchmarks that we have established to determine appropriate levels of stock option grants for our employees. The following table shows for the fiscal year ended December 31, 2008, certain information regarding grants of plan-based awards to the Named Executive Officers:

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2008

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#) (a)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
William D. Young	3/13/2008	58,333	$6.90	$262,395
Alfred G. Merriweather	3/13/2008	20,832	$6.90	$93,713
Christos J. Petropoulos, Ph.D.	3/13/2008	12,499	$6.90	$56,228
William J. Welch	3/13/2008	20,832	$6.90	$93,713
Michael P. Bates, M.D.	3/13/2008	19,166	$6.90	$86,213

(a)	These options vest in accordance with our normal vesting schedule which is 25% after twelve months and then in equal monthly increments over the remaining three years of a four year vesting term.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END.

The following table shows for the fiscal year ended December 31, 2008, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
William D. Young	—	58,333	$6.90	3/12/2016
	50,000	—	$9.06	6/19/2013
	33,333	16,666	$9.72	4/6/2014
	21,874	28,125	$11.28	3/28/2015
	257,811	17,188	$13.68	3/1/2013
	37,083	—	$15.42	2/20/2012
	49,999	—	$18.00	3/16/2014
	41,666	—	$18.84	11/11/2009
	41,666	—	$18.84	11/10/2009
	24,999	—	$18.84	11/1/2009
	10,833	—	$19.32	7/15/2011
	24,999	—	$36.00	1/31/2011

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)		Option Expiration Date
Alfred G. Merriweather	—	20,832	$6.90		3/12/2016
	11,111	5,555	$9.72		4/6/2014
	7,291	9,374	$11.28		3/28/2015
	39,061	2,605	$13.68		3/1/2013
	21,249	—	$7.44	(a)	1/6/2013
	35,416	—	$8.28	(a)	5/5/2013
	21,250	—	$11.28	(a)	2/6/2014
	28,333	—	$16.26	(a)	12/19/2011

Christos J. Petropoulos, Ph.D.	—	12,499	$6.90		3/12/2016
	8,332	—	$9.06		6/19/2013
	11,110	5,556	$9.72		4/6/2014
	7,291	9,375	$11.28		3/28/2015
	93,749	6,250	$13.68		3/1/2013
	9,373	—	$15.42		2/20/2012
	12,499	—	$18.00		3/16/2014
	2,499	—	$19.32		7/15/2011
	721	—	$22.20		2/8/2010
	3,333	—	$22.20		2/7/2010
	962	—	$32.40		3/30/2009
	5,833	—	$36.00		1/31/2011

William J. Welch	—	20,832	$6.90		3/12/2016
	19,444	9,722	$9.72		4/6/2014
	7,291	9,375	$11.28		3/28/2015
	41,666	8,334	$14.64		8/30/2013

Michael P. Bates, M.D.	—	19,166	$6.90		3/12/2016
	2,500	—	$7.62		3/18/2013
	3,332	—	$9.06		6/19/2013
	13,888	6,944	$9.72		4/6/2014
	7,291	9,375	$11.28		3/28/2015
	46,874	3,125	$13.68		3/1/2013
	1,166	—	$15.42		2/20/2012
	8,333	—	$18.00		3/16/2014
	1,166	—	$19.32		7/15/2011
	5,832	—	$48.00		1/16/2011

(a)	Upon exercise of these assumed ACLARA BioSciences, Inc. (“ACLARA”) stock options, Mr. Merriweather will be entitled to receive a payment of $5.28 per share as payment in lieu of receiving contingent value rights, or CVRs, issued to holders of ACLARA common stock in connection with the Company’s merger with ACLARA in December 2004.

OPTION EXERCISES AND STOCK VESTED

None.

EMPLOYMENT, SEVERANCE AND CHANGE OF CONTROL AGREEMENTS

William D. Young

We have an amended and restated agreement with William D. Young governing his employment as our Chief Executive Officer. This agreement provides for a base salary initially of $449,100 per year, plus a yearly incentive bonus as part of our bonus program based on objectives established by the Board of Directors after consultation with Mr. Young.

Our agreement with Mr. Young specifies that Mr. Young’s employment is at-will. If we terminate his employment for any reason other than for cause, including in the context of a change of control, however, or if his employment is terminated as a result of death or permanent disability, we have also agreed to continue to pay him his base salary, at the level in effect at the time of termination, for an additional twelve months. If Mr. Young elects to continue his health insurance under the Consolidated Omnibus Budget Reconciliation Act, or COBRA, following the termination of his employment, then we will pay Mr. Young’s monthly premium under COBRA until the earliest of (i) twelve months or (ii) the expiration of Mr. Young’s continuation coverage under COBRA. Upon a specified termination, Mr. Young will be entitled to receive a severance payment equal to (i) the greater of his annual salary for 2008 or his then current base salary, plus (ii) in certain circumstances, the amount of the target bonus established for Mr. Young for the last completed fiscal year immediately preceding the termination.

Executive Severance Agreements and Stock Option Acceleration Provisions

We have entered into executive severance benefits agreements with each of our executive officers other than Mr. Young, which were amended as of December 18, 2008. Upon a specified termination, an executive will be entitled to receive a severance payment equal to (i) the greater of the executive’s annual salary for 2008 (or initial salary, for new executives) or the executive’s annual base salary for the last completed fiscal year immediately preceding the termination, plus (ii) the amount of the target bonus established for the executive for the last completed fiscal year immediately preceding the termination. If the executive elects to continue his health insurance under COBRA following the termination of his employment, then the Company shall pay the executive’s monthly premium under COBRA until the earliest of (i) twelve months or (ii) the expiration of the executive’s continuation coverage under COBRA.

The stock option agreements we have entered into with our executive officers in connection with stock option grants made to them under the 2004 Plan provide for accelerated vesting of the stock option if the executive is terminated without cause or for good reason as of, or within thirteen months after, a change in control. Options granted to executives under our 2000 Equity Incentive Plan, pursuant to the terms of that plan, are also subject to accelerated vesting if the executive is terminated without cause or for good reason as of, or within thirteen months after, a change in control.

POTENTIAL PAYOUTS UPON TERMINATION OR CHANGE IN CONTROL

The table below shows the potential payments and benefits to which each Named Executive Officer would be entitled under the executive severance benefits agreements and stock option acceleration provisions described above and, in the case of Mr. Young, his employment agreement. The amounts shown in the table assume that termination was effective as of December 31, 2008, and that all eligibility requirements under the executive severance benefits agreements or applicable employment agreement were met.

		Termination without Cause or Constructively Terminated
Name	Benefits	Within the Context of Change in Control	Outside the Context of Change in Control
William D. Young	Cash severance and bonus	$698,600	$698,600
	Medical benefits	16,685	16,685
	Stock option vesting acceleration (a)	9	9
	Total	$715,294	$715,294

Alfred G. Merriweather	Cash severance and bonus	$377,000	—
	Medical benefits	16,685	—
	Stock option vesting acceleration (a)	3	—
	Total	$393,688	—

Christos J. Petropoulos, Ph.D.	Cash severance and bonus	$365,560	—
	Medical benefits	16,685	—
	Stock option vesting acceleration (a)	2	—
	Total	$382,247	—

William J. Welch	Cash severance and bonus	$403,000	—
	Medical benefits	16,685	—
	Stock option vesting acceleration (a)	3	—
	Total	$419,688	—

Michael P. Bates, M.D.	Cash severance and bonus	$410,800	—
	Medical benefits	16,685	—
	Stock option vesting acceleration (a)	3	—
	Total	$427,488	—

(a)	Represents the value of the portion of the stock option that is assumed to be accelerated, calculated using a Black-Scholes option valuation method.

DIRECTOR COMPENSATION

The following table shows for the fiscal year ended December 31, 2008, certain information with respect to the compensation of all non-employee directors of the Company:

DIRECTOR COMPENSATION FOR FISCAL 2008

Name	Fees Earned or Paid in Cash (a) ($)	Option Awards (b) ($)	Total ($)
Thomas Baruch (c)	$5,000	$—	$5,000
William Jenkins, M.D.	$44,500	$18,525	$63,025
Edmon R. Jennings	$33,500	$18,525	$52,025
Cristina H. Kepner	$45,500	$18,525	$64,025
John D. Mendlein, J.D., Ph.D.	$30,000	$18,525	$48,525
David H. Persing, M.D., Ph.D.	$29,500	$18,525	$48,025
Christine A. White, M.D.	$10,000	$1,881	$11,881

(a)	Represents retainer, committee and meeting fees.
(b)	Amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown are the compensation costs recognized by the Company in fiscal 2008 for option awards as determined pursuant to Statement of Financial Accounting Standards No. 123 (R), or FAS 123(R), adjusted to exclude estimates of forfeitures. The assumptions used to calculate the value of option awards are set forth under Note 8 of the Notes to the Financial Statements included in Monogram’s Annual Report on Form 10-K for fiscal 2008 filed with the SEC on February 13, 2009.
(c)	Effective March 11, 2008, Mr. Baruch resigned as a member of our board of directors.

Each of our non-employee directors received an annual retainer of $20,000 in 2008, paid in equal quarterly installments. Additionally, each non-employee director received a fee of $2,000 for each Board of Directors meeting attended in person ($3,000 for directors residing outside of the U.S.), a fee of $500 for each Board of Directors meeting attended by phone and a fee of $500 for each committee meeting attended by committee members. In 2008, the total cash compensation paid to non-employee directors was $198,000, which included a $5,000 annual retainer for the chair of the Audit Committee and an annual retainer of $10,000 for the chair of the Compensation Committee. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with our policy.

All of our directors are eligible to participate in our 2004 Equity Incentive Plan, or the 2004 Plan. Option grants to non-employee directors are discretionary. However, the Board of Directors has adopted a policy pursuant to which it makes initial grants of stock options to new non-employee directors at their time of election to the Board of Directors, and, on an annual basis, grants stock options to its continuing non-employee directors. During the fiscal year ended December 31, 2008, we granted each of our six continuing non-employee director’s options to purchase 20,831 shares of common stock. These options vest monthly over a one-year period; provided that the vesting may accelerate and all shares subject to the options may become immediately exercisable in the event of a Company change in control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2008, the following non-employee directors served as members of the Compensation Committee: William Jenkins, M.D. (Chair), Cristina H. Kepner, John D. Mendlein, J.D., Ph.D. and David H. Persing, M.D., Ph.D. During that fiscal year, none of our executive officers served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee, listed above, has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained in this Amendment No. 1 to Annual Report on Form 10-K/A. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the CD&A be included in this Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial ownership is determined according to the rules of the Securities and Exchange Commission, and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power of that security, and includes options, warrants and convertible securities that are currently exercisable or convertible within 60 days of March 1, 2009.

The following table sets forth certain information regarding the ownership of our common stock as of March 1, 2009, by: (i) each director and nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock. Some of the information with respect to beneficial ownership has been furnished to us by each director, officer or 5% or more stockholder, as the case may be. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on the information each of them has given us, have sole investment and voting power with respect to their shares, except where community property laws may apply.

The table lists applicable percentage ownership based on 22,963,153 shares of common stock outstanding as of March 1, 2009. Options and warrants to purchase shares of the common stock and securities convertible into shares of common stock that are exercisable or convertible within 60 days of March 1, 2009 are deemed to be beneficially owned by the persons holding these securities for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage. Shares underlying options, warrants and convertible securities that are deemed beneficially owned are listed in this table separately in the column labeled “Shares Subject to Options, Warrants and Convertible Securities.” These shares are included in the number of shares listed in the column labeled “Total Number.”

	Shares Beneficially Owned (a)
Name of Beneficial Owner	Total Number	Shares Subject to Options, Warrants and Convertible Securities	Percent of Class Beneficially Owned
5% Stockholders
Federated Investors, Inc. (b)	3,914,816	—	17.05%
Kenneth F. Siebel (c)	3,079,137	—	13.41%
Pfizer Inc. (d)	2,270,529	1,540,471	9.27%
Highbridge International LLC (e)	1,984,127	1,984,127	7.95%
Kopp Investment Advisors Inc. (f)	1,299,044	—	5.66%
Persons affiliated with Gruber & McBaine Capital Management, LLC (g)	1,397,667	—	6.09%

	Shares Beneficially Owned (a)
Name of Beneficial Owner	Total Number	Shares Subject to Options, Warrants and Convertible Securities	Percent of Class Beneficially Owned
Directors and Executive Officers
William D. Young (h)	703,644	635,581	2.98%
Alfred G. Merriweather (i)	181,166	174,734	*
Christos J. Petropoulos, Ph.D. (j)	178,274	167,152	*
Michael P. Bates, M.D. (k)	110,315	102,320	*
William J. Welch (l)	84,461	80,985	*
Cristina H. Kepner	55,179	28,371	*
David H. Persing, M.D., Ph.D.	30,037	28,371	*
William Jenkins, M.D.	28,371	28,371	*
Edmon R. Jennings	26,888	26,705	*
John D. Mendlein, J.D., Ph.D.	36,307	36,307	*
Christine A. White, M.D.	1,800	1,800	*
All directors and executive officers as a group (16 persons)	1,948,508	1,767,614	7.88%

*	Less than one percent.
(a)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D, 13G and Form 4's filed with the SEC. Unless otherwise indicated, the address of each person in this table is c/o Monogram, Inc., 345 Oyster Point Boulevard, South San Francisco, California 94080.
(b)	The business address for Federated Investors, Inc. is Federated Investor Tower, Pittsburgh, PA 15222-3779. This information is based solely on a Schedule 13G/A filed with the SEC on February 17, 2009.
(c)	The shares include shares beneficially owned directly and indirectly by Mr. Siebel, including shares of the Company’s common stock beneficially owned by Private Wealth Partners LLC, a California limited liability company and a registered investment adviser (“IA”). Mr. Siebel controls IA by virtue of Mr. Siebel’s position as a majority managing member of IA. IA acts as an investment advisor to PWP Partnership Fund, LLC and manages discretionary client accounts that include shares of the Company’s common stock. The business address for Kenneth F. Siebel is 80 E. Sir Francis Drake Blvd., 4 th Fl., Larkspur, CA 94939. This information is based solely on a Form 4 with the SEC on February 27, 2009.
(d)	The total number of shares beneficially owned represents 2,270,529 shares of common stock that are initially issuable upon conversion of the Amended and Restated 3.0% Senior Secured Convertible Note due May 19, 2010, issued by the Company to Pfizer Inc. on May 5, 2006 and amended and restated in January of 2007, at $16.23 per share, 295,276 shares of common stock issued in connection with quarterly interest payments on the Note, and 434,782 shares of common stock owned by Pfizer Overseas Pharmaceuticals, a wholly-owned subsidiary of Pfizer Inc. The information regarding the Pfizer Overseas Pharmaceuticals shares is based solely on a Schedule 13D/A filed with the SEC on February 11, 2005. The business address for Pfizer Inc. and Pfizer Overseas Pharmaceuticals is 235 East 42nd Street, New York, New York 10017.
(e)	These shares are issuable upon conversion of a 0% Senior Unsecured Note issued by the Company to Highbridge International, LLC on January 12, 2007. Pursuant to the terms of an Indenture, dated January 12, 2007, up to 224,500 additional shares may be issued upon conversion of the 0% Senior Unsecured Note upon certain change of control events.
(f)	This information is based solely on a Schedule 13G/A filed with the SEC on January 21, 2009.
(g)

The shares include shares beneficially owned by Jon D. Gruber and J. Patterson McBaine. Gruber & McBaine Capital Management, LLC (“GMCM”) is a registered investment advisor whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from, the sale of the shares. Mr. Gruber and Mr. McBaine are the managers, controlling persons and portfolio managers of GMCM. No individual client’s holdings of the Company’s common stock are more than five percent of the Company’s outstanding common stock. GMCM, Mr. Gruber and Mr. McBaine constitute a group within the meaning of Rule 13d-5(b) of the Securities Exchange Act of 1934. This information is based solely on a Schedule 13G filed with the SEC on March 26, 2009. GMCM has shared voting and dispositive power over 1,075,225 shares. Mr. Gruber has sole voting and dispositive power over 161,770 shares and shared voting and dispositive power over 1,075,225 shares. Mr. McBaine has sole voting and dispositive power over 160,672 shares and shared voting and dispositive power over 1,075,225 shares.

(h)	Total number of shares beneficially owned includes 4,174 shares that are held in trust by the Company’s 401(k) plan as part of matching contributions in the form of common stock.
(i)	Total number of shares beneficially owned includes 3,278 shares that are held in trust by the Company’s 401(k) plan as part of matching contributions in the form of common stock.
(j)	Total number of shares beneficially owned includes 472 shares that are held in trust by the Company’s 401(k) plan as part of matching contributions in the form of common stock.
(k)	Total number of shares beneficially owned includes 3,862 shares that are held in trust by the Company’s 401(k) plan as part of matching contributions in the form of common stock.
(l)	Total number of shares beneficially owned includes 2,288 shares that are held in trust by the Company’s 401(k) plan as part of matching contributions in the form of common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2008, regarding our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,870,453	(d)	$12.28	1,884,097
Equity compensation plans not approved by security holders	83,332	(e)	$18.84	—
Total	3,953,785		$12.42	1,884,097

(d)	Includes securities to be issued under the Company’s 2000 Employee Stock Purchase Plan, which contains an automatic annual increase (“evergreen”) provision equal to the least of the following amounts: (i) 0.75% of the outstanding shares on the day preceding the first day of the applicable Company fiscal year, (ii) 1,000,000 shares or (iii) an amount as may be determined by the Board, to be added on the first day of the Company fiscal year.
(e)	Consists of non-statutory stock options granted to William D. Young outside of the Company’s 2000 Equity Incentive Plan pursuant to the terms of an employment agreement between Mr. Young and the Company described in Item 11 above under “Employment, Severance and Change of Control Agreements.” The non-statutory stock option grants to Mr. Young were approved by our Board but not by the stockholders. The employee agreement between Mr. Young and Monogram allowed for a grant of 166,666 shares, but only 83,332 shares were granted. The exercise price of the nonstatutory stock options was at 100% of fair market value on the date of grant. All options are currently fully vested, half of which vested over a four year period and the other half vested over a five year period. The term of the options is ten years or earlier in the event of a termination of continuous service. The options are set to expire in 2009.

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

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board has affirmatively determined that the following six directors are independent directors within the meaning of the applicable NASDAQ listing standards: William Jenkins, M.D., Edmon R. Jennings, Cristina H. Kepner, John D. Mendlein, J.D., Ph.D., David H. Persing, M.D., Ph.D., and Christine A. White, M.D. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with the Company. William Young, the Chief Executive Officer of the Company, is not an independent director by virtue of his employment with the Company.

TRANSACTIONS WITH RELATED PERSONS

Indemnity Agreements

We have entered into indemnity agreements with each of our officers and directors which provide, among other things, that we will indemnify those officers or directors, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s Bylaws. We also intend to enter into these agreements with our future directors and officers.

RELATED-PERSON TRANSACTIONS POLICY AND PROCEDURES

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related-person transactions, including the Sarbanes-Oxley Act of 2002 and the NASDAQ listing standards. A related-person is any executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons. Under its charter, our Audit Committee is charged with reviewing and approving all related-person transactions, as required by the NASDAQ rules. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval. The Company has not yet adopted a written related-person transactions policy.

Item 14. Principal Accounting Fees and Services

AUDIT FEES

Fees for audit services provided by PricewaterhouseCoopers LLP during 2008 totaled $0.81 million. Fees for audit services provided by PricewaterhouseCoopers LLP during 2007 totaled $0.84 million. The fees for audit services included fees associated with the annual audit of the financial statements included in our Annual Report on Form 10-K, procedures related to attestation of management’s assessment of the effectiveness of internal control over financial reporting under the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and the reviews of Monogram’s quarterly reports on Form 10-Q and other SEC filings.

AUDIT-RELATED FEES

Fees for audit-related services provided in 2008 and 2007 were $0.03 million and $0.16 million, respectively.

TAX FEES

There were no fees for tax-related services in 2008 or 2007 paid to PricewaterhouseCoopers LLP.

ALL OTHER FEES

There were no fees for other services not included above in 2008 or 2007.

All fees described above were pre-approved by the Audit Committee.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee has adopted a policy for the pre-approval of audit, review and attest services, as well as permitted non-audit services to be performed by our independent registered public accounting firm. The engagement to perform services may be approved on an explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service or the engagement may be pre-approved on a collective basis. These services may include audit, audit-related, tax and other services. The Audit Committee has delegated specific pre-approval authority for up to $50,000 to Ms. Kepner, the Chair of the Audit Committee. These pre-approvals are reported to the Audit Committee at its next scheduled meeting.

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

Date: April 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ WILLIAM D. YOUNG William D. Young	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2009

/s/ ALFRED G. MERRIWEATHER Alfred G. Merriweather	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2009

* William Jenkins, M.D.	Director	April 30, 2009

* Edmon R. Jennings	Director	April 30, 2009

* Cristina H. Kepner	Director	April 30, 2009

* John D. Mendlein, J.D., Ph.D.	Director	April 30, 2009

* David H. Persing, M.D., Ph.D.	Director	April 30, 2009

* Christine A. White, M.D.	Director	April 30, 2009

* By:	/s/ WILLIAM D. YOUNG
William D. Young Attorney-in-fact

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number
(11)	2.1	Agreement and Plan of Merger and Reorganization, dated as of May 28, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(12)	2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of October 18, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(8)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(8)	3.1.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(14)	3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(19)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(31)	3.1.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed November 3, 2008.

(8)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(8)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(8)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(8)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(8)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(28)	3.5	Amended and Restated Bylaws.

	4.1	Reference is made to Exhibits 3.1 through 3.5.

(31)	4.2	Specimen Common Stock Certificate.

(14)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

(26)	4.4	Form of Indenture by and between Monogram Biosciences, Inc. and U.S. Bank National Association, as trustee.

(6)	4.5	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.

(1)	10.1	Office Lease by and between ViroLogic and Oyster Point Tech Center LLC dated as of May 25, 1999.

(1)	10.2	Office Lease by and between ViroLogic and Trammell Crow Northern California Development, Inc. dated as of November 23, 1999.

(1)	10.3	Loan and Security Agreement by and between ViroLogic and MMC/ GATX Partnership No. 1 dated as of January 30, 1998.

Exhibit Footnote		Exhibit Number
**	†	10.4	Second Amended and Restated Employment Agreement by and between Monogram Biosciences, Inc. and William D. Young, dated December 18, 2008.

(29	)†	10.5	2000 Employee Stock Purchase Plan and related offering documents.

(1)		10.6	Equipment Financing Agreement dated March 28, 2000 with Pentech Financial Services, Inc.

(2	)†	10.7	ViroLogic, Inc. 2000 Equity Incentive Plan, as amended.

**	†	10.8	Form of Executive Severance Benefits Agreement.

(3)		10.9	Master Lease Agreement dated September 14, 2000 by and between ViroLogic, Inc. and General Electric Capital Corporation.

(4)		10.10	Equipment Financing Agreement by and between ViroLogic and De Lage Landen Financial Services, Inc. dated as of January 29, 2001.

(5)		10.11	Equipment Schedule No. 4 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(5)		10.12	Sublease by and between ViroLogic, Inc. and Raven Biotechnologies, Inc.

(1	)†	10.13	Form of Indemnity Agreement between the Company and its directors and officers.

(1	)†	10.14	Form of Stock Option Agreement under the 2000 Equity Incentive Plan for options granted prior to May 1, 2000.

(1	)†	10.15	Form of Stock Option Agreement Pursuant to the 2000 Equity Incentive Plan for options granted after May 1, 2000.

(9)		10.16	Equipment Schedule No. 5 to Master Lease Agreement dated as of August 14, 2000 by and between ViroLogic and General Electric Capital Corporation.

(7)		10.17	Sublease, dated as of June 1, 2002, by and between ViroLogic, Inc. and diaDexus, Inc.

(10)		10.18	First Amendment to Sublease, dated as of August 21, 2003, by and between diaDexus, Inc and ViroLogic, Inc.

(13)		10.19	Second Amendment to Sublease, dated as of October 1, 2004, between diaDexus, Inc and ViroLogic, Inc.

(27	)†	10.20	Monogram Biosciences, Inc. 2004 Equity Incentive Plan.

(15	)†	10.21	Form of Option Agreement under the ViroLogic, Inc. 2004 Equity Incentive Plan.

(16	)†	10.22	ACLARA BioSciences, Inc. Amended and Restated 1997 Stock Plan.

(17	)†	10.23	ACLARA BioSciences, Inc. NQ03 Stock Plan Non-Statutory Stock Option Agreement.

(18	)†	10.24	Form of Amendment to Stock Option Agreement between ACLARA BioSciences, Inc. and each of Alfred Merriweather and Michael Dunn.

(20	)†	10.25	ViroLogic, Inc. 2005 Bonus Plan Description.

(20	)†	10.26	ViroLogic, Inc. Non-Employee Director Cash Compensation Arrangements.

(21	)*	10.27	Referral Testing Agreement, between Monogram Biosciences, Inc. and Quest Diagnostics Incorporated, dated October 1, 2005.

(26)		10.28	Form of First Amendment to Note Purchase Agreement and Senior Note by and between Pfizer Inc., and Monogram Biosciences, Inc.

(22)		10.29	Note Purchase Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

Exhibit Footnote	Exhibit Number
(26)	10.30	Form of Amended and Restated Monogram Biosciences, Inc. 3.0% Senior Secured Convertible Note Due May 19, 2010, issued to Pfizer, Inc.

(22)	10.31	Note Security Agreement, dated May 5, 2006, by and between Monogram Biosciences, Inc. and Pfizer, Inc.

(23)*	10.32	Collaboration Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(23)	10.33	Collaboration Security Agreement, dated May 5, 2006, by and between Pfizer Inc. and Monogram Biosciences, Inc.

(24)	10.34	Credit and Security Agreement, dated September 29, 2006, by and between Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc. and Monogram Biosciences, Inc.

(25)†	10.35	Monogram Non-Qualified Deferred Compensation Plan, effective January 1, 2007.

(26)	10.36	Securities Purchase Agreement, dated January 11, 2007, by and between Monogram Biosciences, Inc., and a qualified institutional buyer party thereto.

(26)	10.37	Registration Rights Agreement, dated January 11, 2007, by and between Monogram Biosciences, Inc. and a qualified institutional buyer party thereto.

(26)	10.38	Form of Subordination Agreement among Monogram Biosciences, Inc. and U.S. Bank National Association, as trustee.

** †	10.39	Summary of Non-Employee Director Compensation.

(30)	10.40	Summary of 2008 Bonus Plan.

(29)	10.41	Master Lease Agreement dated October 5, 2007 by and between Monogram Biosciences, Inc. and Oyster Point Tech Center LLC.

(29)	10.42	First Amendment to Lease, dated as of October 5, 2007, by and between Oyster Point Tech Center, LLC and Monogram Biosciences, Inc.

(29)	10.43	First Amendment to Lease, dated as of December 21, 2007, by and between Oyster Point Tech Center, LLC and Monogram Biosciences, Inc.

(29)	10.44	Second Amendment to Lease, dated as of December 21, 2007, by and between Oyster Point Tech Center, LLC and Monogram Biosciences, Inc.

(29)	10.45	Fourth Amendment to Sublease, dated as of October 12, 2007, by and between DiaDexus, Inc. and Monogram Biosciences, Inc.

(29)	10.46	Consent to Fourth Sublease Amendment, dated as of October 12, 2007, by and between Are-Technology Center SSF, LLC, DiaDexus, Inc. and Monogram Biosciences, Inc.

(29)*	10.47	Second Amendment to Credit and Security Agreement, dated as of December 19, 2007, by and between Monogram Biosciences, Inc. and Merrill Lynch Capital.

**	21.1	List of Subsidiaries.

**	23.1	Consent of Independent Registered Public Accounting Firm.

**	24.1	Power of Attorney is contained on the signature page.

**	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

**	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

	31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

	31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(A) or Rule 15d-14(A) promulgated under the Securities Exchange Act of 1934.

**	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) or Rule 15d-14(B) promulgated under the Securities Exchange Act of 1934.

†	Indicates management or compensatory plan or arrangement.
*	Confidential treatment has been requested for portions of this document, which are omitted and filed separately with the SEC.
**	Previously filed.
(1)	Filed as an exhibit to our Registration Statement on Form S-1 (No. 333-30896) or amendments thereto and incorporated herein by reference.
(2)	Filed as an exhibit to our Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.
(3)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(4)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.
(7)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.
(8)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) filed on February 5, 2003 and incorporated herein by reference.
(9)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.
(10)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003 and incorporated herein by reference.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed on June 1, 2004 and incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2004 and incorporated herein by reference.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed on November 4, 2004 and incorporated herein by reference.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed on December 22, 2004 and incorporated herein by reference.
(16)	Filed as an exhibit to ACLARA BioSciences, Inc. Registration Statement on Form S-1 (No. 333-95107) or amendments thereto and incorporated herein by reference.
(17)	Filed as an exhibit to ACLARA BioSciences, Inc. Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.
(18)	Filed as an exhibit to ACLARA BioSciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.
(19)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.
(20)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005 and incorporated herein by reference.
(21)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
(22)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-135096) filed on June 16, 2006 and incorporated herein by reference.
(23)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.
(24)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.

(25)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
(26)	Filed as an exhibit to our Current Report on Form 8-K filed on January 12, 2007 and incorporated herein by reference.
(27)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.
(28)	Filed as an exhibit to our Current Report on Form 8-K on December 10, 2007 and incorporated herein by reference.
(29)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
(30)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.
(31)	Filed as an exhibit to our Current Report on Form 8-K filed on November 4, 2008 and incorporated herein by reference.