Form 10-Q
period 2009-03-31
Monogram Biosciences, Inc.
filed 2009-05-06
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    Yes  ☐    No  ☒

As of May 1, 2009 there were 23,042,427 shares of the registrant’s common stock outstanding.

MONOGRAM BIOSCIENCES, INC.

MONOGRAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2009	December 31, 2008 (1)
ASSETS
Current assets:
Cash and cash equivalents	$13,740	$15,965
Accounts receivable, net	16,332	15,883
Prepaid expenses	627	1,123
Inventory	1,462	1,623
Other current assets	388	324

Total current assets	32,549	34,918
Property and equipment, net	7,507	7,874
Deferred costs	19,092	17,275
Goodwill	9,927	9,927
Other assets	14	38

Total assets	$69,089	$70,032

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,404	$2,637
Accrued compensation	3,181	2,911
Accrued liabilities	4,113	4,015
Contingent value rights	1,935	1,935
Loans payable	10,118	9,704
Other current liabilities	730	660

Total current liabilities	22,481	21,862
Long-term 3% convertible promissory note	20,579	18,594
Long-term 0% convertible promissory note	13,883	10,468
Long-term deferred revenue	28,171	24,769
Other long-term liabilities	1,211	1,025

Total liabilities	86,325	76,718

Commitments and contingencies (Note 5)
Stockholders’ deficit:
Common stock	23	23
Additional paid-in capital	293,378	292,493
Accumulated deficit	(310,637)	(299,202)

Total stockholders’ deficit	(17,236)	(6,686)

Total liabilities and stockholders’ deficit	$69,089	$70,032

(1)	The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to Condensed Consolidated Financial Statements.

MONOGRAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Product revenue	$13,586	$14,007
Contract revenue	605	820
License revenue	15	10

Total revenue	14,206	14,837

Operating costs and expenses:
Cost of product revenue	6,640	6,364
Research and development	5,909	6,024
Sales and marketing	3,969	4,352
General and administrative	3,519	4,566

Total operating costs and expenses	20,037	21,306

Operating loss	(5,831)	(6,469)
Convertible debt valuation adjustment	(5,400)	4,736
Interest (expense) income, net	(204)	6

Net loss	$(11,435)	$(1,727)

Basic and diluted net loss per common share	$(0.50)	$(0.08)

Weighted-average shares used in computing basic and diluted net loss per common share	22,962	22,365

See accompanying notes to Condensed Consolidated Financial Statements.

MONOGRAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(11,435)	$(1,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Convertible debt valuation adjustment	5,400	(4,736)
Depreciation and amortization	615	691
Stock-based compensation expense	695	980
Convertible promissory note interest payment in stock	189	189
401(k) stock matching compensation expense	210	200
Provision for doubtful accounts	281	235
Change in assets and liabilities:
Accounts receivable	(730)	(4,953)
Prepaid expenses	496	200
Inventory	161	(321)
Other assets	(40)	(287)
Accounts payable	(233)	274
Accrued compensation	270	459
Accrued liabilities	(78)	70
Accrued restructuring costs	(144)	(144)
Contingent value rights	—	12
Deferred revenue, net of deferred costs	1,799	(203)
Other long-term liabilities	194	157

Net cash used in operating activities	(2,350)	(8,904)

INVESTING ACTIVITIES:
Purchases of short-term investments	—	(4,085)
Maturities and sales of short-term investments	—	10,000
Capital expenditures	(289)	(617)

Net cash (used in) provided by investing activities	(289)	5,298

FINANCING ACTIVITIES:
Principal payments on loans payable and capital lease obligations	(9,586)	(4,294)
Proceeds from loans payable	10,000	10,000

Net cash provided by financing activities	414	5,706

Net (decrease) increase in cash and cash equivalents	(2,225)	2,100
Cash and cash equivalents at the beginning of the period	15,965	18,762

Cash and cash equivalents at the end of the period	$13,740	$20,862

See accompanying notes to Condensed Consolidated Financial Statements.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Monogram Biosciences is a life sciences company committed to advancing personalized medicine and improving patient outcomes through the development of innovative molecular diagnostic products that guide and target the most appropriate treatments. Through a comprehensive understanding of genetics, biology and pathology of particular diseases, the Company has pioneered and is developing molecular diagnostics and laboratory services that are designed to:

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

Over the last several years, Monogram Biosciences has built a business based on the personalized medicine approach to human immunodeficiency virus (“HIV”) with drug resistance testing and, more recently, with a unique patient selection test, Trofile. With the commercialization in 2008 of the first product based on the Company’s proprietary VeraTag technology, the Company has begun to leverage the experience and infrastructure built in the HIV treatment market to the larger market opportunity in cancer treatment. In the future, the Company plans to seek opportunities to address an even broader range of serious diseases. Monogram Biosciences was incorporated in the state of Delaware, in November 1995, and commenced commercial operations in 1999.

The accompanying unaudited condensed consolidated financial statements have been prepared by Monogram Biosciences, Inc., also referred to as the Company, Monogram, we, us, or our, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Consolidated operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or any other future periods. The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The Company’s condensed consolidated financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred net losses since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $11.4 million for the three months ended March 31, 2009 and an accumulated deficit of approximately $310.6 million at March 31, 2009. Cash and cash equivalents declined from $16.0 million at December 31, 2008 to $13.7 million at March 31, 2009. If the Company’s losses continue, its liquidity may be impaired.

The Company has funded its operations, since inception, primarily through public and private sales of common and preferred stock, issuance of convertible debt, equipment financing arrangements, product revenue, contract revenue, advances by pharmaceutical company customers and borrowings under a revolving line of credit. In May 2006, the Company issued a 3% Senior Secured Convertible Note to Pfizer in the principal amount of $25.0 million, which matures on May 19, 2010. See Note 8 “Collaboration and Note Purchase Agreement” for further discussion. At March 31, 2009 and December 31, 2008, the Company had borrowings under a Credit and Security Agreement (“Credit Agreement”) of $10.0 million and $9.6 million, respectively. See Note 9 “Credit and Security Agreement” for further discussion. The Credit Agreement provides the Company with borrowings against eligible accounts receivable up to a maximum of $10 million, which expires on March 27, 2010.

As of March 31, 2009, the Company anticipates that its sources of liquidity will be sufficient to meet its obligations without the disposition of assets outside of the ordinary course of business or significant revisions of our planned operations through the next twelve months. However, significant changes in the credit limit or payment terms of the existing Credit Agreement or the lack of access to the credit market could adversely impact the Company’s liquidity. If such funds are not available on commercially reasonable terms, or even if such funds are available should the Company choose to further reduce its costs due to uncertainty in the economic environment and the Company’s business, the Company may be required to curtail operations, or sell significant assets and could adversely impact the Company’s liquidity. In addition, the Company may choose to raise additional capital due to market conditions or strategic considerations even if the Company believes that it has sufficient funds for current or future operating plans. These funds may not be available on favorable terms, or may not be available at all. The Company expects negative cash flow from operations to continue through at least 2009 and expects that its available cash and cash equivalents of $13.7 million at March 31, 2009, as well as funds provided by the sale of its products, contract revenue, and borrowings under accounts receivable and equipment financing arrangements will be adequate to fund operations at least for the next twelve months.

Reference is made to “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. As of the date of the filing of this Quarterly Report, the Company did not identify any significant changes to the critical accounting policies discussed in our Annual Report for the year ended December 31, 2008.

Recent Accounting Pronouncements

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 concluded that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share (EPS) of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 became effective for the Company on January 1, 2009. The implementation of this standard did not impact the Company’s earnings per share calculation.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”, that alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements upon conversion. FSP APB 14-1 is effective for us beginning January 1, 2009. The adoption of this standard did not impact the Company’s convertible notes nor impact its consolidated financial statements for the three month period ending March 31, 2009.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. The adoption of this standard, effective January 1, 2009, did not impact the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). The standard was issued by the FASB to enhance the current disclosure framework in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“FAS 133”). FAS 161 addresses concerns that the disclosures required by FAS 133 do not provide adequate information about the impact derivative instruments can have on an entity’s financial position, results of operations, and cash flows. The adoption of this standard, effective January 1, 2009, did not impact the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. FAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of FAS 141R became effective on January 1, 2009 and will only impact the Company should it be a party to a future business combination.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). FAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. This statement is effective for the Company on January 1, 2009. The adoption of this standard had no impact to the Company’s consolidated financial statements.

2. INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. If inventory costs exceed expected market value due to obsolescence or lack of demand, write-offs are recorded for the difference between the cost and the estimated market value.

3. LOSS PER COMMON SHARE

Basic and diluted loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented. Potentially dilutive securities have been excluded from the diluted loss per common share computations in all periods presented as such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss. At March 31, 2009 and December 31, 2008, these potentially dilutive securities are as follows:

	March 31, 2009	December 31, 2008
	(In thousands)
3% Convertible promissory note (as if converted basis)	1,540	1,540
0% Convertible promissory note (as if converted basis)	1,984	1,984
Outstanding warrants	4	4
Outstanding stock options	4,799	3,954

Total	8,327	7,482

4. CONTINGENT VALUE RIGHTS

As part of the merger with ACLARA BioSciences, Inc. (“ACLARA”), the Company issued Contingent Value Rights (“CVRs”) to ACLARA stockholders and was obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined at $5.28 per CVR and holders of assumed ACLARA options are entitled to receive a cash payment of $5.28, upon future exercise of those options. At March 31, 2009, assumed ACLARA options to purchase approximately 350,000 shares of the Company’s common stock were outstanding and exercisable. The aggregate potential liability related to these options at March 31, 2009, was $1.9 million, which is reflected on the consolidated balance sheet in current liabilities. If all of these options were exercised, the Company would receive aggregate exercise proceeds of $4.1 million offset by the $1.9 million in CVR liability.

5. COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2009, the Company held several leases and a sublease of buildings and office space in South San Francisco, California, as follows:

•	Two leases of approximately 41,000 and 40,000 square foot, respectively, of laboratory and office space through April 2018; and

•	A sublease of approximately 27,000 square feet of laboratory and office space through May 2011.

As a result of the merger with ACLARA, at December 31, 2004, the Company assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. As of March 31, 2009, the remaining obligation was approximately $0.1 million, which is included in the table below. See Note 6 “Restructuring” for further analysis of restructuring charges.

At March 31, 2009, future minimum payments under the Company’s contractual obligations, excluding the lease assignment guarantee and CVR’s, are as follows:

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Purchase obligations	$1,012	$46	$—	$—	$1,058
Operating lease obligations	3,205	7,137	7,541	16,949	34,832
Equipment financing arrangements	83	—	—	—	83
0% Convertible Senior Unsecured Note	—	30,000	—	—	30,000
3% Senior Secured Convertible Note	—	25,000	—	—	25,000
3% Convertible Note interest payment (1)	750	284	—	—	1,034
Loans payable	10,000	—	—	—	10,000

Total	$15,050	$62,467	$7,541	$16,949	$102,007

(1)	Subject to certain limitations, the Company is entitled to make such interest payments using shares of its common stock.

In connection with the merger with ACLARA, the Company is obligated to make cash payments of $5.28 per share to holders of assumed ACLARA stock options upon future exercise of those options. See Note 4 “Contingent Value Rights,” for further discussion.

In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In October 2007, the Company extended the terms of the subleased office space relating to this lease assignment, which decreases our payment obligation in the event of default by the assignee. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.5 million in 2009; $0.7 million in 2010 and $0.3 million in 2011.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

For instance, the Company was informed in 2002 by Bayer Diagnostics (now a unit of Siemens AG), or Bayer, that it believed the Company required one or more licenses to patents controlled by Bayer in order to conduct certain of the Company’s current and planned operations and activities. The Company, in turn, believed that Bayer may require one or more licenses to patents controlled by the Company. Although the Company believes it does not need a license from Bayer for its HIV products, it held preliminary discussions with Bayer, prior to and in 2004, concerning the possibility of entering into a cross-licensing or other arrangement.

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

6. RESTRUCTURING

In connection with the Company’s merger with ACLARA in 2004, the Company took action to integrate and restructure the former ACLARA operations. A restructuring accrual of $3.0 million was established for the costs of vacating and subleasing the Mountain View facility, which includes an estimate of the excess of our lease costs over the anticipated sublease. In addition, an accrual for ACLARA employee severance costs of approximately $1.1 million was established as a result of the merger. Prior to 2007, additional restructuring accruals of approximately $1.9 million were recorded due to delays in vacating and subleasing the Mountain View facility of which $1.6 million was recorded in goodwill and $0.3 million was recorded in the Company’s consolidated results of operations. In 2007, the Company executed a lease termination agreement in exchange for a reduced but fixed payment commitment over the remainder of the previous lease term. At March 31, 2009, there was approximately $0.2 million in remaining restructuring charges reflected as a current liability in the consolidated balance sheet.

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

In accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, the Company elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the consolidated statement of operations. Accordingly, the change in the net carrying amount to the fair value recognized includes unamortized debt issuance costs. The Company used a binomial lattice model as the valuation technique to determine fair value using management assessments and Level 3 inputs under SFAS 157, which utilize inputs other than observable quoted prices that are observable for the asset or liability, either directly or indirectly. Inputs derived from quoted prices include the Company’s stock price, the average yield of B- bonds and the prices of Treasury instruments. Input from management’s assessment includes the probability of certain events occurring during the term of the debt. Such inputs could substantially change the fair value of the 0% Notes; such as fluctuations in the Company’s common stock price, changes in management’s assessments over default probability or probability of change in control.

The following table sets forth the impact of fair value adjustments to the 0% Note, which are reflected in the consolidated statement of operations for the period ended March 31, 2009 and 2008, respectively.

	Period Ended
	2009	2008
	(In thousands)
Outstanding Fair Value at January 1,	$10,468	$18,511
Fair value adjustment recorded in:
“Convertible debt valuation adjustment”	3,415	(3,568)

Outstanding Fair Value at March 31,	$13,883	$14,943

Unpaid Principal Balance at March 31,	$25,607	$24,176

8. COLLABORATION AND NOTE PURCHASE AGREEMENT

On May 5, 2006, the Company entered into a Collaboration Agreement with Pfizer regarding the Company’s Trofile Co-Receptor Tropism Assay (the “Collaboration Agreement”). The Collaboration Agreement has an initial term that expires on December 31, 2009, and is renewable by Pfizer for five successive one-year terms.

Under the agreement, the Company and Pfizer collaborate to make the Company’s Trofile Co-Receptor Tropism Assay available globally. The Company is responsible for making the assay available in the U.S. and performing the assay in accordance with agreed upon performance standards. The Company undertakes certain efforts to plan, establish and maintain an infrastructure to support the commercial availability of the assay outside the U.S., in countries designated by Pfizer, and, it is obligated to perform the assay with respect to patient samples originating outside of the U.S., in accordance with agreed upon performance standards. Pfizer is responsible for sales, marketing and regulatory matters related to the assay outside of the U.S. Pfizer reimburses the Company for costs incurred to establish and maintain the necessary logistics infrastructure to make the assay available outside of the U.S., and Pfizer pays the Company for each assay that the Company performs with respect to patient samples originating outside of the U.S.

Subject to certain limitations, Pfizer is entitled to establish its own facility to perform the assay in support of its human clinical trials, and to perform the assay in respect of patient samples following certain uncured material breaches of the Collaboration Agreement (including the performance standards) by the Company. For such purposes, the Company granted Pfizer a license to use certain intellectual property rights and proprietary materials related to the Company’s Trofile Co-Receptor Tropism Assay. The Company will be obligated in such a case to assist Pfizer in establishing and operating such facility, for which Pfizer will reimburse the Company for costs incurred in providing such assistance. To secure the Company’s obligations under the license described above, the Company has granted Pfizer a security interest in certain of its intellectual property rights and proprietary materials related to the Company’s Trofile Co-Receptor Tropism Assay. Pfizer and the Company have also extended the co-receptor portion of their existing services agreement for support of potential additional Pfizer clinical trials through December 31, 2009.

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

The following table sets forth the deferred infrastructure costs and related deferred revenue under the Collaboration Agreement as of March 31, 2009 and December 31, 2008, respectively.

	March 31, 2009	December 31, 2008
	(In thousands)
Deferred Costs	$19,092	$17,275

Deferred Revenue	$24,990	$21,546

On May 5, 2006, the Company also entered into a Note Purchase Agreement with Pfizer, which was amended in January 2007, as described in “0% Convertible Senior Unsecured Notes” Note above, pursuant to which it sold to Pfizer a 3% Senior Secured Convertible Note in the principal amount of $25 million (the “Pfizer Note”). The closing of the sale and issuance of the Pfizer Note occurred on May 19, 2006 and matures on May 19, 2010. The Company pays interest quarterly, in arrears, on March 31, June 30, September 30 and December 31 of each year, commencing on June 30, 2006. Subject to certain limitations, the Company is entitled to make such interest payments using shares of its common stock instead of cash.

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

Under the terms of the Pfizer Note, the Company is prohibited from incurring certain types of indebtedness, from permitting certain liens on its assets, entering into transactions with affiliates and entering into certain capital transactions such as dividend payments, stock repurchases, capital distributions or other similar transactions. It is also subject to certain other covenants as set forth in the Pfizer Note, including limitations on its ability to enter into new lines of business after issuance of the Pfizer Note. An event of default under the Pfizer Note will occur if the Company: is delinquent in making payments of principal or interest; fails, following notice, to cure a breach of a covenant under the Pfizer Note, the related security agreement or the Note Purchase Agreement; a representation or warranty under the Pfizer Note, the related security agreement or the Note Purchase Agreement is materially inaccurate; an acceleration event occurs under certain types of its other secured indebtedness outstanding from time to time; certain bankruptcy proceedings are commenced or orders granted or an event of default occurs or is continuing under the 0% Notes issued in January 2007. If an event of default occurs, the indebtedness under the Pfizer Note could be accelerated, such that it becomes immediately due and payable. The Company is in compliance with all covenants under the Pfizer Note as of March 31, 2009.

As a result of the issuance of the 0% Notes, the Company is required to value and account for certain derivative instruments that are embedded in the Pfizer Note with adjustments to the fair value reflected in the statement of operations in accordance with SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) and SFAS 157, “Fair Value Measurements” (“SFAS 157”). The Company elected to early adopt SFAS 159 to measure the Pfizer Note as a hybrid debt instrument in its entirety using the framework established by SFAS 157, for measuring fair value. At the initial adoption of SFAS 159, the Company recorded a favorable cumulative effect of a change in accounting principle adjustment to beginning accumulated deficit for the Pfizer Note of $2.2 million, resulting in a fair value of $22.8 million at January 1, 2007. The Company used a binomial lattice model as the valuation technique to determine fair value using management assessments and Level 3 inputs under SFAS 157, which utilize inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Such inputs could substantially change the fair value of the Pfizer Note; such as fluctuations to the Company’s common stock price, changes in management’s assessments over default probability or probability of change in control.

The following table sets forth the impact of fair value adjustments to the Pfizer Note, which are reflected in the consolidated statement of operations for the period ended March 31, 2009 and 2008, respectively.

	Period Ended
	2009	2008
	(In thousands)
Outstanding Fair Value at January 1,	$18,595	$20,786
Fair value adjustment recorded in:
“Convertible debt valuation adjustment”	1,984	(1,167)

Outstanding Fair Value at March 31,	$20,579	$19,619

Unpaid Principal Balance at March 31,	$25,000	$25,000

9. CREDIT AND SECURITY AGREEMENT

In December 2007, the Company amended its Credit and Security Agreement with General Electric Capital Corporation (“GE”) entered into on September 29, 2006. The Credit and Security Agreement (the “Credit Agreement”), which expires on March 27, 2010, provides the Company with a revolving credit line, with borrowings against eligible accounts receivable up to a maximum of $10 million. GE has been granted a security interest over certain of the Company’s assets, including its accounts receivable, intellectual property used or held for use in connection with its oncology testing business and inventory. As of March 31, 2009 and December 31, 2008, respectively, there was approximately $10.0 million and $9.6 million outstanding under the revolving credit line, recorded as a loan payable in the consolidated financial statements.

Amounts borrowed under the Credit Agreement bear interest at a rate per annum equal to a published LIBOR rate plus 4.75%. As of March 31, 2009, the 1-month LIBOR rate was 0.51%. Amounts borrowed under the revolving credit line are repaid as the Company receives payment on its outstanding accounts receivable. The Credit Agreement also provides for the payment by the Company of an unused line fee, a collateral fee, a commitment fee, a deferred commitment fee in certain circumstances, and an early termination fee of $0.2 million if cancelled on or prior to September 27, 2009, or $0.1 million if cancelled after September 27, 2009.

Under the terms of the Credit Agreement, the Company is prohibited from incurring certain types of indebtedness and certain liens on its assets. It is also subject to certain other affirmative and negative covenants as set forth in the Credit Agreement. An event of default under the indebtedness to GE will occur if, among other things, the Company: is delinquent in making payments of principal, interest or fees on the revolving credit line; fails, following notice, to cure a breach of a covenant under the Credit Agreement; a representation or warranty under the Credit Agreement is materially inaccurate; certain liquidation or bankruptcy proceedings are commenced or certain orders are granted against the Company; the security interests granted by the Company in favor or GE fail, in certain circumstances, to constitute valid security interests; or an acceleration event occurs under certain types of the Company’s other secured indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to GE under the Credit Agreement could be accelerated, such that it becomes immediately due and payable. The Company is in compliance with all covenants under the Credit Agreement as of March 31, 2009.

10. FAIR VALUE OF ASSETS AND LIABILITIES

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

The following table summarizes the Company’s financial liabilities measured at fair value on a recurring basis in accordance with FAS 157 as of March 31, 2009:

(Level 3)
(In thousands)
Financial liabilities:
3% Convertible promissory note	$20,579
0% Convertible promissory note	13,883

Total financial liabilities	$34,462

The fair market value of the 0% Notes and Pfizer Note are subject to interest rate risk. Generally, the fair market value of these 0% Notes and the Pfizer Note will increase as interest rates fall and decrease as interest rates rise, but the interest rate changes do not impact the Company’s consolidated financial position, cash flows or results of operations. Additionally, the fair market value of the Company’s debt obligations includes input from management regarding the probability of certain events occurring during the term of the debt. Assuming a hypothetical incremental five percentage points in probability of fundamental change, the fair value of our Pfizer Note and 0% Note, as of March 31, 2009, would have increased by approximately $0.1 million and $0.5 million, respectively. See Footnote 7 “0% Convertible Senior Unsecured Notes” and Footnote 8 “Collaboration and Note Purchase Agreement” for summary of the Company’s Level 3 financial liabilities as of March 31, 2009 and 2008, respectively.

As of March 31, 2009, the carrying value of the Company’s cash and cash equivalents approximated their fair value and consists of bank deposits and money market accounts. The Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

11. INCOME TAXES

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

Interest and penalties are zero and the Company’s policy is to expense interest and penalties, if any, to income tax expense as incurred. Since the Company has a full valuation on all the deferred tax assets and does not expect to be profitable at least through December 2009, FIN 48 is not expected to have a material impact on the Company’s effective tax rate for the remainder of 2009. Additionally, the Company does not expect any material changes in unrecognized tax benefits in the next twelve months. The Company has not recognized any tax benefits as of March 31, 2009.

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

Over the last several years, we have built a business based on the personalized medicine approach to human immunodeficiency virus (“HIV”) with drug resistance testing products and, more recently, with a unique patient selection test, Trofile. With the commercialization in 2008 of the first product based on our proprietary VeraTag ™ technology, we have begun to leverage the experience and infrastructure we built in the HIV market to the larger market opportunity in cancer.

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

We have incurred losses each year since inception. As of March 31, 2009, we had an accumulated deficit of approximately $308.1 million. We expect to incur additional operating losses as we commercialize HERmark, expand and further develop the VeraTag technology, transfer additional assays into the clinical laboratory, conduct clinical studies and expand our oncology commercial infrastructure to serve the oncology market.

ISSUANCE OF 0% CONVERTIBLE SENIOR UNSECURED NOTES

In January 2007, we issued $30 million principal amount of 0% Convertible Senior Unsecured Notes, due 2026 (the “0% Notes”). Although the 0% Notes are due in December 2026, the 0% Notes may be called at the holder’s option at December 31, 2011, December 31, 2016 or December 31, 2021, at a price equal to 100% of the accreted value. The aggregate purchase price for the 0% Notes was approximately $22.5 million. The 0% Notes do not bear interest and are convertible, at the option of the holder, into shares of our common stock, at an initial conversion price of $15.12 per share, which is equivalent to an initial conversion rate of approximately 66.14 shares per $1,000 principal amount of the 0% Notes. The conversion price will adjust automatically upon certain changes to our capitalization.

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

In accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, the Company elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the consolidated statement of operations. For the three month period ending March 31, 2009, the valuation led to a $3.4 million increase to the carrying value of the 0% Notes, reflected in the consolidated statement of operations. The fair value and unpaid principal balance of the 0% Notes was $13.9 million and $25.6 million as of March 31, 2009.

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

As a result of the issuance of the 0% Notes, we were required to value and account for certain derivative instruments that are embedded in the Pfizer Note. We elected to early adopt SFAS 159, “The Fair Value Option for Financial Assets and Financial

Liabilities” to measure the Pfizer Note as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the consolidated statement of operations. At the initial adoption of SFAS 159, we recorded a cumulative-effect of a change in accounting principle for the Pfizer Note of $2.2 million, resulting in a fair value of $22.8 million at January 1, 2007. For the three month period ending March 31, 2009, this valuation resulted in a $2.0 million increase to the carrying value of the Pfizer Note, which is reflected as non-operating income in the consolidated statement of operations. As of March 31, 2009, the carrying value of the Pfizer Note was $20.6 million and the unpaid principal balance was $25 million.

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

The Pfizer collaboration is a multiple element arrangement, including supply of the Trofile Assay in additional clinical studies (including expanded access programs in both the U.S. and outside the U.S.), supply of the Trofile Assay for use outside of the U.S., reimbursement of costs to establish and operate the supply infrastructure outside of the U.S. and potential assistance to Pfizer in the establishment and operation of a second facility to process tropism assays. Under the guidelines of EITF 00-21, we have determined that the collaboration with Pfizer be accounted for as a single unit of accounting due to the absence of established fair values of certain undelivered elements. Accordingly, we have deferred revenue under this collaboration until the earlier of establishment of fair values or completion of the deliverables. Additionally, related direct costs to establish and operate the supply infrastructure outside of the U.S. that are contractually reimbursable on a non-refundable basis are deferred. As of March 31, 2009, we had $25.0 million of deferred revenue and $19.1 million of deferred costs relating to the Collaboration Agreement, within the U.S. and internationally.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Reference is made to “Summary of Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2008. As of the date of the filing of this Quarterly Report, we have not identified any significant changes to the critical accounting policies discussed in our Annual Report for the year ended December 31, 2008.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements for a full description of recently issued accounting standards, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated therein.

CONSOLIDATED RESULTS OF OPERATIONS

Three months ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Product revenue	$13,586	$14,007
Contract revenue	605	820
License revenue	15	10

Total revenue	$14,206	$14,837

Revenue. Revenue for the three months ended March 31, 2009, decreased $0.6 million to $14.2 million compared to $14.8 million for the corresponding period in 2008. The decrease in total revenue was driven primarily by a $0.4 million decrease in product revenue, including a $0.8 million decrease in HIV resistance and pharmaceutical testing offset by a $0.4 million increase in revenue generated from our Trofile Co-Receptor Tropism Assay used for selecting HIV patients to be treated with Pfizer’s Selzentry.

Our product revenue consists primarily of revenue generated from our HIV resistance testing, Tropism testing and HIV pharmaceutical testing. Our Trofile Co-Receptor Tropism Assay was launched in 2007. In August 2007, Selzentry, the first drug in a new class of HIV drugs called CCR5 antagonists, was approved by the FDA for use in CCR5-tropic treatment-experienced patients. The FDA-approved label for Selzentry indicates that tropism testing should be used for patient selection and we expect that the Trofile Assay will continue to be used to select patients for Selzentry. However, if our test is not used to select patients for Selzentry, this could have a significant negative impact on our potential future revenues. We recorded nominal revenue in 2008 and for the three months ended March 31, 2009 with HERmark, our first oncology test that was made commercially available in July 2008. We expect that additional adoption of HERmark by physicians will occur for the remainder of 2009 and that revenue will increase once as clinical utility is demonstrated for HERmark and reimbursement is established by third party payers.

Contract revenue is earned from HIV research grants with the National Institutes of Health (“NIH”), and from other non-product and non-license revenue. For the three months ended March 31, 2009, these sources of revenue decreased $0.2 million to $0.6 million from $0.8 million for the same period in 2008, primarily due to decreased grant-related activity. Contract revenue may fluctuate from period to period depending upon the phase of the grant or project life cycle. We have an active program of applying for NIH funding and currently have a number of active grants that we believe will support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics.

We recorded nominal license revenue for both the three month periods ending March 31, 2009 and 2008. License revenue consists of revenue from Caliper Life Sciences, Inc. for the microfluidics patent portfolio acquired in our merger with ACLARA in 2004. Under a license agreement, Caliper is obligated to pay ongoing royalties related to product and service revenues that encompass the use of our patents, and royalty sharing for any sublicense revenue generated by Caliper.

We anticipate quarterly variations in product revenue due primarily to fluctuations in the timing of various planned and ongoing clinical studies conducted by pharmaceutical companies. Revenues from pharmaceutical company customers are expected to be reduced in the remainder of 2009 due to the timing of customers’ clinical trials. We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. For the three months ended March 31, 2009 and 2008, approximately 23% and 20%, respectively, of our revenues were derived from tests performed for the beneficiaries of the Medicare and Medicaid programs. Additionally, for the three months ended March 31, 2009 and 2008, Quest Diagnostics Incorporated represented approximately 10% and 11% and Schering-Plough represented approximately 8% and 10% of our total revenue, respectively.

Cost of product revenue. Cost of product revenue was $6.6 million and $6.4 million for the three months ended March, 31, 2009 and 2008, respectively. Included in these costs are materials, supplies, labor and overhead related to product revenue. Corresponding product revenue gross margins were 51% and 55% for the three months ended March 31, 2009 and 2008, respectively. The increase in product costs and the related decrease in product gross margin for the three month period ended March 31, 2009 as compared to the corresponding period in 2008, was primarily due to lower revenue and to increased facilities and material costs. Our gross margins also vary due to fluctuations in our various product revenues. Our Trofile and HIV pharmaceutical testing revenues carry a higher gross margin than our HIV resistance testing. We anticipate that gross margins on product revenue will continue to be affected by changes in the mix of our revenues as well as by the overall level of revenue. We believe that HERmark and other potential oncology products will have a higher gross margin than our HIV products.

Research and development. Research and development costs were $5.9 million for the three months ended March 31, 2009, as compared to $6.0 million for the same period in 2008. The $0.1 million decrease in 2009 of research and development expenses was primarily due to decreased contracting expenses relating to our oncology programs and personnel costs offset by increased facilities costs relating to the lease of a building in April 2008. The successful development of our products is highly uncertain. Completion dates and research and development expenses can vary significantly for each product and are difficult to predict.

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

•   Clinical studies are ongoing and planned to evaluate certain of these assays in breast cancer patient tissue samples, to evaluate their correlation with resistance to Herceptin treatment

•   Clinical studies are planned to evaluate certain of these assays in patient tissue samples in other cancers, including lung, head and neck and others, to evaluate their correlation with clinical outcomes to targeted cancer drugs

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

Our infectious disease programs are primarily focused on support and continued development of our portfolio of HIV resistance tests and Trofile, our tropism patient selection test. In addition to these HIV tests, we continue to develop, with grant funding, our HIV Antibody Neutralization assay. This assay is validated for research purposes and is available to pharmaceutical company customers. Additional development work is ongoing related to the use of our assays in vaccine development. We also continue to develop, with funding from a grant and from a pharmaceutical company partner, resistance assays for HCV. A GeneSeq HCV (NS5B) assay has been validated for research use and is available to pharmaceutical company customers. GeneSeq HCV (NS3) and PhenoSense HCV assays are also in development.

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

Sales and marketing. Sales and marketing expenses were $4.0 million and $4.4 million for three months ended March 31, 2009 and 2008, respectively. The $0.4 million decrease for the three month period ending March 31, 2009, as compared to the same period in 2008, was primarily attributed to lower marketing activities offset by the expansion of our sales force. We expect that our sales and marketing expenses for promotional programs as well as for sales and marketing personnel will increase with the commercialization of HERmark and in preparation for the introduction of future oncology products.

General and administrative. General and administrative expenses were $3.5 million and $4.6 million for three months ended March 31, 2009 and 2008, respectively. The $1.1 million decrease for the three months ended March 31, 2009 as compared to the same period in 2008, was primarily due to a decrease in personnel costs offset by increased facilities costs relating to the lease of a building in April 2008.

Stock-based Compensation. Stock-based compensation expenses related to employee stock option awards and employee stock purchases recognized under SFAS 123R were $0.7 and $1.0 million for the three months ended March 31, 2009 and 2008, respectively. The $0.3 million decrease in stock-based compensation expenses for the three month period ending March 31, 2009 as compared to the corresponding period in 2008, was primarily due to a lower fair value per share of stock options granted to employees in 2009 as well as a recovery of expense for unvested cancelled shares.

The table below sets out stock-based compensation expenses recognized under SFAS 123R for the three months ended March 31, 2009 and 2008, including CVR expenses related to options that vested in the period.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cost of product revenue	$106	$127
Research and development	160	281
Sales and marketing	164	205
General and administrative	269	384

	$699	$997

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

Convertible debt valuation adjustments and interest income, net. Convertible debt valuation adjustments were unfavorable by $5.4 million and favorable by $4.7 million for the three months ended March 31, 2009 and 2008, respectively. Pursuant to the guidelines set forth in SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” we elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the consolidated statement of operations. As a result of the issuance of the 0% Notes, we were required to value and account for certain derivative instruments embedded in the Pfizer Note with adjustments to the fair value reflected in the consolidated statement of operations. We elected to early adopt SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” to measure the Pfizer Note as a hybrid debt instrument in its entirety using the framework established by SFAS 157 for measuring fair value. For the three months ended March 31, 2009, this valuation led to a $2.0 million increase to the net carrying value of the Pfizer Note with a corresponding credit to the consolidated statement of operations and a $3.4 million increase to the net carrying value of the 0% Notes, to fair value with a corresponding credit to the consolidated statement of operations. Such adjustments could be substantial in future quarters in certain circumstances, such as if the Company’s common stock price is higher or lower than at March 31, 2009.

We recorded approximately $204,000 and $6,500 in interest expense, net, for the three months ended March 31, 2009, and 2008 respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2009, we incurred a net loss from operations of $8.9 million. Cash and cash equivalents declined from $16.0 million at December 31, 2008 to $13.7 million at March 31, 2009, and borrowings under our Credit and Security Agreement (“Credit Agreement”) increased from $9.6 million to $10.0 million, respectively, during the same period. Under the terms of the Credit Agreement, we are prohibited from incurring certain types of indebtedness and certain liens on our assets. It is also subject to certain other affirmative and negative covenants as set forth in the Credit Agreement. An event of default under the indebtedness to GE will occur if, among other things, the Company: is delinquent in making payments of principal, interest or fees on the revolving credit line; fails, following notice, to cure a breach of a covenant under the Credit Agreement; a representation or warranty under the Credit Agreement is materially inaccurate; certain liquidation or bankruptcy proceedings are commenced or certain orders are granted against us; the security interests granted by us in favor or GE fail, in certain circumstances, to constitute valid security interests; or an acceleration event occurs under certain types of our other secured indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to GE under the Credit Agreement could be accelerated, such that it becomes immediately due and payable. We are in compliance with all covenants under the Credit Agreement as of March 31, 2009.

The decline in our cash and cash equivalents were primarily driven by cash used to fund losses from operations, cash used to fund working capital and cash used to purchase property and equipment, partially offset by net proceeds from short-term borrowings. We actively review our cash requirements, working capital changes, capital expenditures and borrowing availability.

We have funded our operations, since inception, primarily through public and private sales of common and preferred stock, issuance of convertible debt, equipment financing arrangements, product revenue, contract revenue, advances by pharmaceutical company customers and borrowings under a revolving line of credit. In May 2006, the Company issued a 3% Senior Secured Convertible Note to Pfizer in the principal amount of $25.0 million, which matures on May 19, 2010. At March 31, 2009 and December 31, 2008, the Company had borrowings under a Credit and Security Agreement (“Credit Agreement”) of $10.0 million and $9.6 million, respectively. The Credit Agreement provides us with borrowings against eligible accounts receivable up to a maximum of $10 million and expires on March 27, 2010.

As of March 31, 2009, we anticipate that our sources of liquidity will be sufficient to meet our obligations without the disposition of assets outside of the ordinary course of business or significant revisions of our planned operations through the next twelve months. However, significant changes in the credit limit or payment terms of the existing Credit Agreement or the lack of access to the credit market could adversely impact our liquidity. If such funds are not available on commercially reasonable terms, or even if such funds are available should we choose to further reduce our costs due to uncertainty in the economic environment and our business, we may be required to curtail operations, or sell significant assets and could adversely impact our liquidity. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans. These funds may not be available on favorable terms, or may not be available at all. We expect negative cash flow from operations to continue through at least the remainder of 2009 and expect that our available cash and cash equivalents of $13.7 million at March 31, 2009, as well as funds provided by the sale of our products, contract revenue, and borrowings under accounts receivable and equipment financing arrangements will be adequate to fund operations at least for the next twelve months.

Net cash used in operating activities of $2.4 million for the three month period ending March 31, 2009, was primarily to fund our operating losses of $4.0 million, including expenditures related to the research and development of our oncology products offset by net cash proceeds of $1.7 million from working capital, which includes impact from timing of our accounts receivable collections. Net cash used in operating activities of $8.9 million for the three months ending March 31, 2008, was primarily to fund operating losses of $4.2 million for our HIV and oncology activities as well as $4.7 million used to fund working capital, which includes impact from timing of our accounts receivable collections. Cash flows from operating activities primarily relates to net operating losses and can vary significantly due to various factors including changes in accounts receivable, accrued liabilities and deferred revenue related to arrangements with customers. The average collection period of our accounts receivable is dependent on various factors, including the type of revenue (i.e. patient testing, pharmaceutical company testing or contract revenue), reimbursement processes, payment terms related to that revenue, whether the related revenue was recorded at the beginning or end of a period, and general economic conditions.

Net cash used for investing activities of $0.3 million for the three months ended March 31, 2009, resulted primarily from capital expenditures. Net cash provided by investing activities of $5.3 million for the three months ended March 31, 2008, resulted primarily from net maturities of short-term investments of $5.9 million offset by capital expenditures of $0.6 million.

Net cash provided by financing activities of $0.4 million and $5.7 million for the three months ended March 31, 2009 and 2008, respectively, resulted primarily from net proceeds from loans payable.

As of March 31, 2009, we held several leases and a sublease of buildings and office space in South San Francisco, California as follows:

•	Two leases of approximately 41,000 and 40,000 square feet, respectively, of laboratory and office space through April 2018; and

•	A sublease of approximately 27,000 square feet of laboratory and office space through May 2011.

In connection with the merger with ACLARA, we issued CVRs to ACLARA stockholders and were obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined to be $5.28 per CVR and holders of assumed ACLARA options are entitled to receive a cash payment of $5.28, upon future exercise of those options. At March 31, 2009, assumed ACLARA options to purchase approximately 350,000 shares of the Company’s common stock were outstanding and exercisable. Upon exercise of these vested options, the Company would receive aggregate exercise proceeds of $4.1 million, offset by the CVR payments of $1.9 million. See Note 4 “Contingent Value Rights,” of the consolidated financial statements for further information.

As a result of the merger with ACLARA, at December 31, 2004, we assumed the lease for a facility of approximately 44,200 square feet of office and laboratory space in Mountain View, California. As of March 31, 2009, the remaining obligation was approximately $0.1 million, which is included in the table below.

At March 31, 2009, future minimum payments under our contractual obligations, excluding the lease assignment guarantee and CVR’s, are as follows:

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Purchase obligations	$1,012	$46	$—	$—	$1,058
Operating lease obligations	3,205	7,137	7,541	16,949	34,832
Equipment financing arrangements	83	—	—	—	83
0% Convertible Senior Unsecured Note	—	30,000	—	—	30,000
3% Senior Secured Convertible Note	—	25,000	—	—	25,000
3% Convertible Note interest payment (1)	750	284	—	—	1,034
Loans payable	10,000	—	—	—	10,000

Total	$15,050	$62,467	$7,541	$16,949	$102,007

(1)	Subject to certain limitations, we are entitled to make such interest payments using shares of our common stock.

Off-balance sheet arrangements. In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In October 2007, we extended the terms of the subleased office space relating to this lease assignment, which decreases our payment obligation in the event of default by the assignee. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.5 million in 2009; $0.7 million in 2010 and $0.3 million in 2011.

The contractual obligations discussed above are fixed costs. If we are unable to generate sufficient cash from operations to meet these contractual obligations, we may have to raise additional funds. These funds may not be available on favorable terms or at all.

Capital and liquidity considerations. We expect that we will have to make substantial investments in operating and capital expenditures as we develop and commercialize new clinical testing products and expand the availability of our current testing products. For the three months ended March 31, 2009, our capital expenditures were approximately $0.3 million. While we do not currently have any additional material commitments for future capital expenditures, we expect to incur capital expenditures for our existing facilities. In the future, we may incur additional capital expenditures as we expand our clinical laboratory to accommodate commercial availability of VeraTag assays for oncology, expand our commercial infrastructure in anticipation of the introduction of other oncology products, potentially establish an FDA compliant manufacturing facility and make our HIV and oncology assays available globally in support of drugs for which our tests may be important diagnostics.

From time to time, we may consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, with the goal of growing our business and maximizing stockholder value. Such transactions, if any, could materially affect our future liquidity and capital resources. We may need to obtain additional funding by entering into new collaborations and strategic partnerships to enable us to develop and commercialize our products. Even if we receive funding from future collaborations and strategic partnerships, we may need to raise additional capital in the public equity markets, through private equity financing or through debt financing. Equity and debt financings and debt restructurings may be significantly more difficult if current market conditions do not improve or if they deteriorate further. Any additional equity financing or debt restructuring may also be dilutive to stockholders, and debt financing, if available, may involve additional restrictive covenants. Our failure to raise capital, when needed, may harm our business and operating results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our debt obligations primarily in the form of convertible notes and our investment portfolio. Our debt obligations are subject to interest rate and market risk due to the convertible features of our notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Our investment portfolio may consist of fixed rate securities, which may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principle if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we may invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we would maintain investments at an average maturity of generally less than two years.

As of March 31, 2009, the Company has moved its funds available for investing into cash equivalents such as money market accounts. However, we may continue to have risk exposure to our holdings in cash, money market accounts and cash equivalents, which may adversely impact the fair value of our holdings. As of March 31, 2009, there were no indicators of credit risk impact to the valuation of our current cash, money market accounts and other cash equivalents.

The fair market value of the 0% Notes, Pfizer Note and interest cost to us under the revolving credit line with GE are also subject to interest rate risk. Generally, the fair market value of the 0% Notes and the Pfizer Note will increase as interest rates fall and decrease as the interest rates rise, but the interest rate changes do not impact our financial position, cash flows or results of operations. Additionally, the fair market value of our debt obligations includes input from management regarding the probability of certain events occurring during the term of the debt. Assuming a hypothetical incremental five percentage points in probability of fundamental change, the fair value of our Pfizer Note and 0% Note, as of March 31, 2009, would have increased by approximately $0.1 million and $0.5 million, respectively. We also have exposure to changes in interest rates on our revolving credit line with GE, which bears interest at a rate per annum equal to a published LIBOR rate plus 4.75%. As of March 31, 2009, $10 million was outstanding under the revolving credit line.

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

We have marked with an asterisk (*) those risk factors below that reflect changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2009, as amended.

We have not achieved profitability and we anticipate continuing losses, which may cause our stock price to fall. *

We have experienced significant losses each year since inception, and we expect to continue to incur additional losses as we complete the development of the VeraTag technology and commercialize products for oncology. We have experienced losses applicable to common stockholders of $11.4 million for the three months ended March 31, 2009. As of March 31, 2009, we had an accumulated deficit of approximately $310.6 million. We expect to continue to incur losses, primarily as a result of expenses related to:

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

In the event that we need to raise additional capital, or restructure existing convertible notes, our stockholders could experience substantial additional dilution. If such financing or restructuring is not available on commercially reasonable terms, our liquidity could be adversely impacted and we may have to significantly curtail our operations or sell significant assets. *

We anticipate that our capital resources, together with funds from the sale of our products, contract and license revenue and borrowing under equipment and accounts receivable financing arrangements, will be sufficient to fund our planned operations at least for the next twelve months. The commercialization of the VeraTag technology is expected to include the development of a testing service and possibly test kits for use in connection with the treatment of cancer patients. However, we may need additional funding to accomplish these goals. To the extent operating and capital resources are insufficient to meet our obligations, including lease payments and future requirements, we will have to raise additional funds to continue the development, commercialization and expansion of our technologies, including the VeraTag technology and products based on that technology. Our inability to raise capital would seriously harm our business and product development efforts.

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

We may consider restructuring our existing debt or incurring additional indebtedness by issuing additional debt securities or selling equity securities in the future to satisfy our existing debt, or to fund potential acquisitions or investments, or for general corporate purposes. As a result of recent events and trends in the equity and credit markets, we may not be able to secure additional equity or debt financing for future activities on satisfactory terms, or at all. Additionally, our existing debt obligations may limit our ability to obtain certain types of indebtedness. If we are not successful in obtaining sufficient financing, or debt restructuring because we are unable to access the capital markets on financially economical terms, it could reduce our research and development efforts and may materially adversely affect our future growth, results of operations and financial results, and we may be required to curtail significantly, or eliminate at least temporarily, one or more of our development programs.

The new class of drugs for treatment of HIV, known as CCR5 antagonists, including Pfizer’s Selzentry ™ , is important to Monogram’s business due to the use of the Trofile Assay for selection of patients. The CCR5 class and Selzentry may not be successful. While Selzentry has been approved by the FDA for use with treatment experienced patients and is in use for that indication, it may not achieve significant market adoption and may not be approved by the FDA for the broader indication of treatment naïve patients. While Trofile has been used to select patients in all phase III clinical trials to date for CCR5 antagonists, including that for Selzentry, and is currently in use for patient selections, physicians may not continue to use Trofile for this purpose.

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

Restructuring and other changes at Pfizer could have an adverse impact on the use of Trofile by physicians. *

Pfizer has announced the creation of a joint venture with Glaxo Smith Kline (GSK) in which Pfizer and GSK will contribute their HIV products and products in development to the joint venture, which initially will be approximately 85% owned by GSK. While the new entity will be exclusively focused on HIV and is expected to have a larger sales force than Pfizer’s current organization, the creation of the joint venture will not be completed until the fourth quarter of 2009. There is no guarantee that the new entity will have a positive impact on the utilization of Trofile, and there is no guarantee that adoption of Trofile will not be negatively affected while planning and integration of the joint venture occurs during 2009.

We derive a significant portion of our revenues from a small number of customers and our revenues may decline significantly if any major customer cancels, reduces or delays a purchase of our products. *

Our revenues to date consist, and are anticipated to consist for the remainder of 2009, largely of sales of HIV testing products. We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. Our revenue derived from tests performed for beneficiaries of Medicare and Medicaid programs represented approximately 23% and 20% of the Company’s revenues for the three months ended March 31, 2009 and 2008, respectively. Additionally, gross accounts receivable balances from Medicare and Medicaid represented 30% and 35% at March 31, 2009 and December 31, 2008, respectively. Other significant customers included: Quest Diagnostics representing approximately 10%, and 11% and Schering-Plough representing approximately 8% and 10% of our total revenue for the three month periods ending March 31, 2009 and 2008, respectively. It is likely that we will have significant customer concentration in the future.

Following our entry into the Collaboration Agreement with Pfizer in May 2006, and the amendment of our services agreement with Pfizer, we expect Pfizer’s significance as a customer will grow. As of March 31, 2009 and December 31, 2008, we had approximately $25.0 million and $21.5 million, respectively, of deferred revenue under the Pfizer Collaboration. The original term of the Collaboration Agreement with Pfizer will expire on December 31, 2009, subject to Pfizer’s right to renew the Agreement for up to five one year extensions upon notice to Monogram six months prior to term expiration. Although certain of our agreements with pharmaceutical company customers have provisions for minimum purchases, these provisions are generally subject to annual renewal or cancellation provisions. The loss of any major customer, a slowdown in the pace of increasing physician and physician group sales as a percentage of sales, cancellation or non-renewal of agreements with pharmaceutical company customers, the delay of significant orders from any significant customer, even if only temporary, or delays or terminations of clinical trials by pharmaceutical company customers, could have a significant negative impact on our revenues and our ability to fund operations from revenues, generate cash from operations or achieve profitability.

We may be unable to perform under our Collaboration Agreement with Pfizer, which could adversely affect our business. *

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

We have never been subject to breach remedies in the case of failure to meet performance standards like those in the Pfizer Collaboration Agreement, and we may be unable to meet them should they occur. The performance standards include standards regarding shipment times, assay turnaround times, percent of unscreenable samples and assay sensitivity. In addition, patient samples originating outside the United States will be included in the overall performance standards. We anticipate that under the Collaboration Agreement, we will receive patient samples from countries and laboratories that we have not previously dealt with. Although individual sites and countries must meet minimum volume and performance standards before they are included in the overall performance standard calculations, samples from these sources may not be consistently collected or maintained in accordance with our requirements, which could make a sample unscreenable or lead to unacceptable variability in the assay results. While we and Pfizer have agreed to exclude third party sample collection problems from the measurement of our performance under the Collaboration Agreement, there may be instances where we are unable to identify a sample collection problem, or where we and Pfizer disagree as to whether or not a performance issue is attributable to such a problem. In performing under the Collaboration Agreement, we will need to contract with third party laboratories outside the United States. We do not have experience in negotiating and managing relationships with overseas laboratories, and may have difficulty doing so. In addition, we anticipate that certain HIV variants will be more prevalent in patient populations in some countries from which we will be receiving patient samples under the collaboration, and with which we do not have extensive prior experience. Our assay may not work effectively with these variants, or may require additional enhancements. The foregoing and other factors may make us unable to perform under our collaboration with Pfizer, which could constitute a material breach of the Collaboration Agreement.

Following certain uncured material breaches by us under the Collaboration Agreement, including our failure to achieve the performance standards, Pfizer will be entitled to establish its own facility, with our assistance, to perform the assay in support of its human clinical trials, and to perform the assay with respect to patient samples. For these purposes, we have granted Pfizer a license to use intellectual property rights and proprietary materials related to the assay, secured by a security interest in favor of Pfizer, in intellectual property rights and proprietary materials related to the assay. Pfizer would pay us a royalty for each such assay that it performs. If we materially default under the Collaboration Agreement, including failing to achieve the performance standards, and Pfizer becomes entitled to use our intellectual property and proprietary materials to establish its own facility, our business could be significantly and adversely impacted by this potential loss in product revenue from Pfizer.

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

The FDA may impose medical device regulatory requirements on our tests, including possible pre-market approval requirements, which could be expensive and time-consuming and could prevent us from marketing these tests. *

In September 2006, the FDA issued draft guidance related to the regulation of certain kinds of tests, multivariate index assays (“IVDMIAs”) provided by CLIA labs. Following public comment, the FDA issued revised draft guidance in July 2007. The revised guidance was again subject to public comment and may be further revised before being finalized. In December 2008, Genentech, Inc. filed a Citizen’s Petition urging the FDA to regulate all laboratory developed tests. The draft guidance states that it applies to those tests provided by CLIA laboratories and that are categorized as IVDMIAs where the values of multiple variables are combined using an interpretation function to yield a single patient-specific result that is intended for use in diagnosis, cure, mitigation, treatment or prevention of disease. It is not clear which tests may be covered by the final guidance when issued, when such guidance may be issued or what form of approval process may be required, although in certain cases a full pre-market approval may be required. There is no assurance that some or all of our current products and products in development, including those for HIV or for cancer based on the VeraTag technology, will not be covered by the final guidance, or by other FDA regulation. In addition, certain members of Congress have announced that they may introduce proposed legislation regarding laboratory testing, which may apply to current or future products.

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

We cannot be sure that the FDA will accept the steps we take, or that the FDA will not require us to alter our promotional claims or undertake the expensive and time-consuming process of seeking pre-market approval with clinical data demonstrating the sensitivity and specificity of our currently offered tests or tests in development, including tests for oncology based on our VeraTag technology. If pre-market approval is required, we cannot be sure that we will be able to obtain it in a timely fashion or at all; and in such event the FDA would have authority to require us to cease marketing tests until such approval is granted.

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

•	the success of Pfizer’s Selzentry, including whether Selzentry is approved by the FDA for use in treatment-naïve HIV patients, and the adoption of our Trofile Assay to select patients for Selzentry;

•	the development and commercialization of competitive products for the assessment of tropism related to the use of Selzentry and other CCR5 antagonists in development;

•	the availability of third party reimbursement by Medicare, Medicaid and other public and private payers of healthcare costs;

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

If the market does not continue to accept our existing testing products, such as our Trofile, PhenoSense and HERmark products or does not accept our future testing products, our ability to generate revenue will be limited.

We have significant indebtedness and debt service obligations as a result of the issuance of our convertible note to Pfizer in the principal amount of $25 million, our issuance of 0% convertible senior unsecured notes, in the principal amount of $30 million, and our entry into a credit and security agreement with General Electric Capital Corporation (“GE”), which individually or in the aggregate, may adversely affect our cash flow, cash position and stock price. *

As a result of the sale and issuance of $30 million principal amount of 0% convertible senior unsecured notes in January 2007, to a single qualified institutional buyer, our entry into a credit and security agreement with GE, in September 2006, which provides us with a revolving credit line of up to $10 million, and our issuance of a convertible note to Pfizer in the principal amount of $25 million in May 2006, we increased our total debt and debt service obligations. If we issue other debt securities or enter into other debt obligations in the future, our debt service obligations will increase further.

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

Billing complexities associated with health care payers could delay our accounts receivable collection, impair our cash flow and limit our ability to reach profitability. *

Billing for laboratory services is complex. Laboratories must bill various payers, such as Medicare, Medicaid, insurance companies, doctors, employer groups and patients, all of whom have different requirements. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 23% and 20% of our revenue for the three month periods ending March 31, 2009 and 2008, respectively. In addition, gross accounts receivable balances from Medicare and Medicaid represented 30% and 35% of our gross accounts receivable balance at March 31, 2009 and December 31, 2008, respectively. Billing difficulties often result in a delay in collecting, or ultimately an inability to collect, the related receivable. This impairs cash flow and ultimately reduces profitability if we are required to record bad debt expense and/or contractual adjustments for these receivables. We recorded bad debt expense of $0.3 million and $0.2 million for the three months ended March 31, 2009, and 2008, respectively.

Among many other factors complicating billing are:

•	complexity of procedures, and changes in procedures, for electronic processing of insurance claims;

•	complications related to use of new or miscellaneous codes, as with Trofile and HERmark, for new products based on new technologies;

•	cumbersome nature of manual processes at payers for processing claims where electronic processing is not possible;

•	budget constraints for the federal Medicare, state Medicaid and other publicly funded programs, as well as cost containment efforts by public and private third party payers;

•	pricing or reimbursement differences between our fee schedules and those of the payers;

•	changes in or questions about how products are to be identified in the requisitions;

•	disputes between payers as to which party is responsible for payment;

•	disparity in coverage among various payers; and

•	difficulties of adherence to specific compliance requirements and procedures mandated by various payers.

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

With respect to our viral disease portfolio, we have approximately 81 granted, issued, allowed and pending patent applications in the United States and in other countries, including 28 issued patents as of March 31, 2009. With respect to our VeraTag technology, including our current and planned oncology products, we have approximately 77 granted, issued, allowed and pending patent applications in the United States and in other countries, including 35 issued patents as of March 31, 2009.

We have 93 granted, issued, allowed and pending patent applications in the United States and in other countries as of March 31, 2009, including 72 issued or allowed patents, relating to the historic microfluidics business of ACLARA. These microfluidics patents and patent applications have been licensed to Caliper Life Sciences, Inc. and we may receive certain royalties pursuant to this license agreement. We have received and will receive cash payments, including up-front and annual payments for the outlicense. In addition, we will receive royalty payments relevant to exactly which of the outlicensed patents are implicated. For some of the outlicensed patents, we will receive a flat royalty on all products for which Caliper grants a sublicense. On others, we will share sublicensing revenue based upon a formula determined according to the quality and quantity of Caliper patents implicated in the Caliper sublicense.

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

Our products could infringe on the intellectual property rights of others, which may cause us to engage in costly litigation and, if we are not successful defending any such litigation or cannot obtain necessary licenses, we may have to pay substantial damages and/or be prohibited from selling our products. *

Our commercial success depends upon our ability to develop, manufacture, market and sell our products and use our proprietary technologies without infringing the proprietary rights of others. Companies in our industry typically receive a higher than average number of claims and threatened claims of infringement of intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications owned by others exist in the fields in which we are selling and/or developing or expect to sell and/or develop products. We may be exposed to future litigation by third parties based on claims that our products, technologies or activities infringe the intellectual property rights of others. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our products or technologies may infringe. There also may be existing patents, of which we are not aware, that our products or technologies may inadvertently infringe. Further, there may be issued patents and pending patent applications in fields relevant to our business, of which we may become aware from time to time, that we believe we do not infringe or that we believe are invalid or relate to immaterial portions of our overall business. We will not be able to assure you that third parties holding any of these patents or patent applications will not assert infringement claims against us for damages or seeking to enjoin our activities. We will also not be able to assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor. Third parties have from time to time threatened to assert infringement or other intellectual property claims against us based on our patents or other intellectual property rights or informed us that they believe we required one or more licenses in order to perform certain of our tests. For instance, we were informed in 2002 by Bayer Diagnostics (now a unit of Siemens AG), or Bayer, that it believed we require one or more licenses to patents controlled by Bayer in order to conduct certain of our current and planned operations and activities. We, in turn, believe that Bayer may require one or more licenses to patents controlled by us. Although we believe we do not need a license from Bayer for our HIV products, we held preliminary discussions with Bayer, prior to and in 2004, concerning the possibility of entering into a cross-licensing or other arrangement. However, in the future, we may have to pay substantial damages, possibly including treble damages; for infringement if it is ultimately determined that our products infringe a third party’s patents. Further, we may be prohibited from selling our products before we obtain a license, which, if available at all, may require us to pay substantial royalties. Even if infringement claims against us are without merit, defending a lawsuit will take significant time, and may be expensive and divert management attention from other business concerns.

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

We engage one or more third parties to manage some of our cash consistent with an investment policy that allows a range of investments and maturities. The investments are intended to preserve principal while providing liquidity adequate to meet projected cash requirements. Risks of principal loss are intended to be minimized through diversified short and medium term investments of high quality, but the investments are not, in every case, guaranteed or fully insured. In light of recent changes in the credit market, some high quality short-term investment securities, similar to the types of securities that we invest in, have suffered illiquidity or events of default. From time to time, we may suffer losses on our marketable securities, which could have a material adverse impact on our operations. Due to current market conditions, our cash available for investing has been placed in money market accounts as of March 31, 2009.

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

Concentration of ownership among some of our stockholders may prevent other stockholders from influencing significant corporate decisions. *

As of March 31, 2009, approximately 51% of our common stock is beneficially held by our directors, our executive officers, and greater than five percent stockholders. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control of Monogram Biosciences at a premium price if these stockholders oppose it.

If our stockholders or convertible note holders sell substantial amounts of our common stock, the market price of our common stock may fall. *

If our stockholders or convertible note holders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, or conversion of our outstanding convertible debt, the market price of our common stock may fall. As of March 31, 2009, we had outstanding options under our employee stock options plan to purchase approximately 4.8 million shares of our common stock, which represents 21% of our common stock outstanding on March 31, 2009, at a weighted-average price of $10.59 per share. Our outstanding convertible notes are convertible at the option of the holders into shares of our common stock. We registered both the shares of common stock issuable upon conversion of the 0% Notes and the shares issuable upon conversion of the Pfizer Note. Accordingly, so long as these registration statements are effective, the common stock issued upon conversion of the 0% Notes and the Pfizer Note will be freely tradable in the public markets without restriction. The conversion of these notes into common stock could result in the issuance of a substantial number of shares and substantial dilution to our stockholders. Sales of substantial amounts of our common stock, including hedging activities by our convertible note holders, or the perception that such sales could occur, whether currently outstanding, or issued as the result of option exercises or conversion of convertible debt, might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Sales of a substantial number of shares could occur at any time. This may decrease the price of our common stock and may impair our ability to raise capital in the future.

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

Our stock price may be volatile, and our common stock could decline in value or may be delisted from the NASDAQ Global Market. *

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Our stock price has fluctuated widely during the last few years from a low closing price of $1.64 per share in December 2008 to a high of $26.10 per share in January 2004. The following factors, in addition to other risk factors described in this section, may have a significant negative impact on the market price of our common stock:

•	period-to-period fluctuations in financial results;

•	actions by the company (including investor’s perceptions) related to potential future needs to finance operations and repay or restructure our convertible debt;

•	hedging activities by holders of our convertible notes;

•	litigation;

•	delays in product introduction, launches or enhancements, including delays in completing the development of the VeraTag technology and products based on that technology;

•	announcements of technological innovations or new commercial products by our competitors;

•	results from clinical studies;

•	adverse developments in the clinical trials of drugs under development by our pharmaceutical company customers;

•	adverse clinical or regulatory developments related to drugs, such as Pfizer’s Selzentry, for which our tests are used in patient selection or monitoring;

•	developments concerning proprietary rights, including patents;

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or our own products or products under development;

•	regulatory developments in the United States and foreign countries;

•	changes in payer reimbursement policies or developments related to the potential reimbursement of new products such as Trofile;

•	limitations on the ability to recognize revenue from complex collaborations; and

•	economic and other external factors or other disaster or crisis.

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

The following sets forth the number of shares of our common issued in the third quarter of 2008. For these issuances, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) as they did not involve any public offering:

On January 1, 2009, we issued 91,483 shares of our common stock to Pfizer Inc representing an interest payment of approximately $0.2 million under the 3.0% Senior Secured Convertible Note due May 19, 2010, as amended and restated January 12, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Footnote	Exhibit Number
(1)	2.1	Agreement and Plan of Merger and Reorganization, dated as of May 28, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(2)	2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of October 18, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(3)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(3)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(4)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(5)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(6)	3.1.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed November 3, 2008.

(3)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(3)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(3)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(3)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(3)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(7)	3.5	Amended and Restated Bylaws.

	4.1	Reference is made to Exhibits 3.1 through 3.5.

(6)	4.2	Specimen Stock Certificate.

(4)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

(8)	4.4	Form of Indenture by and between Monogram Biosciences, Inc. and U.S. Bank National Association, as trustee.

(9)	4.5	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed on June 1, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2004 and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) filed on February 5, 2003 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed on November 4, 2008 and incorporated herein by reference.

(7)	Filed as an exhibit to our Current Report on Form 8-K on December 10, 2007 and incorporated herein by reference.

(8)	Filed as an exhibit to our Current Report on Form 8-K filed on January 12, 2007 and incorporated herein by reference.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.

MONOGRAM BIOSCIENCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on May 6, 2009.

Monogram Biosciences, Inc.

By:	/s/ William D. Young
William D. Young
Chief Executive Officer
(On Behalf of the Registrant)

/s/ Alfred G. Merriweather
Alfred G. Merriweather
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

MONOGRAM BIOSCIENCES, INC.

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number
(1)	2.1	Agreement and Plan of Merger and Reorganization, dated as of May 28, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(2)	2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of October 18, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(3)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(3)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(4)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(5)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(6)	3.1.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed November 3, 2008.

(3)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(3)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(3)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(3)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(3)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(7)	3.5	Amended and Restated Bylaws.

	4.1	Reference is made to Exhibits 3.1 through 3.5.

(6)	4.2	Specimen Stock Certificate.

(4)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

(8)	4.4	Form of Indenture by and between Monogram Biosciences, Inc. and U.S. Bank National Association, as trustee.

(9)	4.5	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed on June 1, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2004 and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) filed on February 5, 2003 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed on November 4, 2008 and incorporated herein by reference.

(7)	Filed as an exhibit to our Current Report on Form 8-K on December 10, 2007 and incorporated herein by reference.

(8)	Filed as an exhibit to our Current Report on Form 8-K filed on January 12, 2007 and incorporated herein by reference.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.