Form 10-Q
period 2009-06-30
Monogram Biosciences, Inc.
filed 2009-07-28
CIK 1094961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    Yes  ☐    No  ☒

As of July 24, 2009 there were 23,088,270 shares of the registrant’s common stock outstanding.

MONOGRAM BIOSCIENCES, INC.

MONOGRAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2009	December 31, 2008 (1)
ASSETS
Current assets:
Cash and cash equivalents	$13,104	$15,965
Accounts receivable, net	15,689	15,883
Prepaid expenses	686	1,123
Inventory	1,704	1,623
Other current assets	437	324

Total current assets	31,620	34,918
Property and equipment, net	7,226	7,874
Deferred costs	20,839	17,275
Goodwill	9,927	9,927
Other assets	23	38

Total assets	$69,635	$70,032

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,427	$2,637
Accrued compensation	3,830	2,911
Accrued liabilities	6,443	4,015
Contingent value rights	1,935	1,935
Loans payable	10,111	9,704
Other current liabilities	729	660
3% convertible promissory note	25,000	-

Total current liabilities	50,475	21,862
Long-term 3% convertible promissory note	-	18,594
Long-term 0% convertible promissory note	26,345	10,468
Long-term deferred revenue	31,209	24,769
Other long-term liabilities	1,397	1,025

Total liabilities	109,426	76,718

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Common stock	23	23
Additional paid-in capital	294,374	292,493
Accumulated deficit	(334,188)	(299,202)

Total stockholders’ deficit	(39,791)	(6,686)

Total liabilities and stockholders’ deficit	$69,635	$70,032

(1)	The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to Condensed Consolidated Financial Statements.

MONOGRAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue:
Product revenue	$14,248	$15,440	$27,834	$29,447
Contract revenue	667	687	1,272	1,506
License revenue	108	5	123	15

Total revenue	15,023	16,132	29,229	30,968

Operating costs and expenses:
Cost of product revenue	6,226	7,124	12,866	13,488
Research and development	5,990	6,244	11,899	12,268
Sales and marketing	3,723	4,133	7,692	8,485
General and administrative	5,519	4,163	9,038	8,729

Total operating costs and expenses	21,458	21,664	41,495	42,970

Operating loss	(6,435)	(5,532)	(12,266)	(12,002)

Convertible debt valuation adjustment	(16,883)	(66)	(22,283)	4,802
Interest (expense) income, net	(234)	8	(438)	(118)
Contingent value rights valuation adjustment	-	72	-	72

Net loss	$(23,552)	$(5,518)	$(34,987)	$(7,246)

Basic and diluted net loss per common share	$(1.02)	$(0.25)	$(1.52)	$(0.32)

Weighted-average shares used in computing basic and diluted net loss per common share	23,042	22,425	23,003	22,395

See accompanying notes to Condensed Consolidated Financial Statements.

MONOGRAM BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008

OPERATING ACTIVITIES:
Net loss	$(34,987)	$(7,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Contingent value rights revaluation adjustment	-	(72)
Convertible debt valuation adjustment	22,283	(4,802)
Depreciation and amortization	1,254	1,412
Stock-based compensation expense	1,506	2,214
Convertible promissory note interest payment in stock	374	374
401(k) stock matching compensation expense	370	343
Provision for doubtful accounts	568	368
Change in assets and liabilities:
Accounts receivable	(374)	(4,999)
Prepaid expenses	437	115
Inventory	(81)	(511)
Other assets	(98)	(134)
Accounts payable	(210)	(351)
Accrued compensation	919	1,735
Accrued liabilities	2,085	889
Accrued restructuring costs	(308)	(289)
Contingent value rights	-	13
Deferred revenue, net of deferred costs	3,253	2,116
Other long-term liabilities	382	423

Net cash used in operating activities	(2,627)	(8,402)

INVESTING ACTIVITIES:
Purchases of short-term investments	-	(6,121)
Maturities and sales of short-term investments	-	12,993
Capital expenditures	(647)	(1,412)

Net cash (used in) provided by investing activities	(647)	5,460

FINANCING ACTIVITIES:
Principal payments on loans payable and capital lease obligations	(23,587)	(14,337)
Proceeds from loans payable	24,000	20,000
Proceeds from issuance of common stock	-	460

Net cash provided by financing activities	413	6,123

Net (decrease) increase in cash and cash equivalents	(2,861)	3,181
Cash and cash equivalents at the beginning of the period	15,965	18,762

Cash and cash equivalents at the end of the period	$13,104	$21,943

See accompanying notes to Condensed Consolidated Financial Statements.

MONOGRAM BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

On June 22, 2009, the Company entered into an Agreement and Plan of Merger, or Merger Agreement, with Laboratory Corporation of America Holdings, or LabCorp, and Mastiff Acquisition Corp., or Mastiff, a wholly owned subsidiary of LabCorp. Pursuant to the Merger Agreement, among other things, Mastiff has commenced a tender offer for all the issued and outstanding shares of the Company’s common stock at a per share price of $4.55, net to the seller in cash, without interest and subject to any tax withholding (such price, or any different price per share as may be paid in the tender offer, is referred to as the offer price). Following the completion of the tender offer, Mastiff will merge with and into the Company, with the Company becoming a wholly owned subsidiary of LabCorp, in each case, subject to the terms and conditions contained in the Merger Agreement. The merger is subject to customary closing conditions and is contingent upon the closing of the tender offer. The closing of the tender offer is contingent upon customary closing conditions, including there being validly tendered in the offer and not properly withdrawn before the completion of the offer, a sufficient number of shares of the Company’s outstanding common stock.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Monogram Biosciences, Inc., also referred to as the Company, Monogram, we, us, or our, in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal recurring nature) considered necessary for a fair presentation have been included. Consolidated operating results for the six month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or any other future periods. The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. In connection with the preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standard No. 165, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through July 28, 2009, which is the date that the financial statements were issued.

Liquidity

The Company’s condensed consolidated financial statements contemplate the conduct of the Company’s operations in the normal course of business. The Company has incurred net losses since inception and there can be no assurance that the Company will attain profitability. The Company had a net loss of $35.0 million for the six months ended June 30, 2009 and an accumulated deficit of approximately $334.2 million at June 30, 2009. Cash and cash equivalents declined from $16.0 million at December 31, 2008 to $13.1 million at June 30, 2009. If the Company’s losses continue, its liquidity may be impaired.

The Company has funded its operations, since inception, primarily through public and private sales of common and preferred stock, issuance of convertible debt, equipment financing arrangements, product revenue, contract revenue, advances by pharmaceutical company customers and borrowings under a revolving line of credit. In May 2006, the Company issued a 3% Senior Secured Convertible Note to Pfizer in the principal amount of $25.0 million (“Pfizer Note”), which matures on May 19, 2010. See Note 9 “Collaboration and Note Purchase Agreement” for further discussion. In January 2007, the Company issued 0% Convertible Senior Unsecured Notes (“0% Notes”) to a single qualified institutional buyer. The aggregate purchase price for the 0% Notes was approximately $22.5 million. Although due in 2026, the 0% Notes may be called by the holder of the 0% Notes at December 31, 2011, December 31, 2016 or December 31, 2021, at a price equal to 100% of the accreted value. See Note 8 “0% Convertible Senior Unsecured Notes.” At June 30, 2009 and December 31, 2008, the Company had borrowings under a Credit and Security Agreement (“Credit Agreement”) of $10.0 million and $9.6 million, respectively. See Note 10 “Credit and Security Agreement” for further discussion. The Credit Agreement provides the Company with borrowings against eligible accounts receivable up to a maximum of $10 million, and expires on March 27, 2010.

As of June 30, 2009, the Company anticipates that its sources of liquidity will be sufficient to meet its cash requirements for operations without the disposition of assets outside of the ordinary course of business or significant revisions of our planned operations through the next twelve months. However, if the proposed acquisition by LabCorp does not get completed, then the Company will need to restructure or refinance the Pfizer Note and replace or extend the Credit Agreement, both of which mature or expire within twelve months. Failure to do so would seriously and adversely impact the Company’s liquidity. If such restructuring or refinancing of the Pfizer Note and replacement or extension of the Credit Agreement are not possible on commercially reasonable terms, the Company may be required to curtail operations, or sell significant assets and this could adversely impact the Company’s business and liquidity. Even if such restructuring or refinancing is available, the Company may still consider it necessary to further reduce its costs due to uncertainty in the economic environment and the Company’s business, and in this circumstance, the Company’s business and liquidity could be severely and adversely affected. In addition, if the proposed acquisition by LabCorp is not completed, the Company may choose to raise additional capital given market conditions or strategic considerations even if the Company believes that it has sufficient funds for current or future operating plans. These funds may not be available on favorable terms, or may not be available at all. The Company continues to experience negative cash flow from operations, which may continue at least through the remainder of 2009.

Reference is made to “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. As of the date of the filing of this Quarterly Report, the Company did not identify any significant changes to the critical accounting policies discussed in the Annual Report for the year ended December 31, 2008.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”), issued FAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or FAS 168. FAS 168 replaces FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the single source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. FAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this standard to have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R), or FAS 167, FAS 167 amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. FAS 167 further amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. FAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. The Company is currently evaluating FAS 167, and does not expect the adoption of this standard to have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, or FAS 166. FAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, FAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or FAS 140, by removing the concept of a qualifying special-purpose entity from FAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in FAS 140. FAS 166 is effective for transfer of financial assets occurring on or after January 1, 2010. The Company is currently evaluating the impact of FAS 166, and does not expect the adoption of this standard to have any impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued FAS 165, Subsequent Events. FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The Company has adopted this standard as of June 30, 2009; however, the adoption of FAS 165 had no impact to the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141R-1 amends and clarifies FAS 141R, to address application issues regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FAS 141R is applicable to acquisitions completed after January 1, 2009. The adoption of this standard had no impact to the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 concluded that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 became effective for the Company on January 1, 2009. The implementation of this standard had not impact to the Company’s earnings per share calculation.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement),” that alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements upon conversion. FSP APB 14-1 is effective for the Company beginning January 1, 2009. The adoption of this standard had no impact to the Company’s convertible notes nor impact its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. The adoption of this standard, effective January 1, 2009, did not impact the Company’s consolidated financial statements.

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

2. PROPOSED MERGER WITH LABCORP

On June 22, 2009, the Company entered into the Merger Agreement with LabCorp and Mastiff. Pursuant to the Merger Agreement, among other things, Mastiff has commenced a tender offer for all the issued and outstanding shares of the Company’s common stock at a per share price of $4.55, net to the seller in cash, without interest and subject to any tax withholding (such price, or any different price per share as may be paid in the tender offer, is referred to as the offer price). Following the completion of the tender offer, Mastiff will merge with and into the Company, with the Company becoming a wholly owned subsidiary of LabCorp, in each case, subject to the terms and conditions contained in the Merger Agreement. The merger is subject to customary closing conditions and is contingent upon the closing of the tender offer. The closing of the tender offer is contingent upon customary closing conditions, including there being validly tendered in the offer and not properly withdrawn before the completion of the offer, a sufficient number of shares of the Company’s outstanding common stock.

The initial expiration date of the tender offer was July 29, 2009, 20 business days following the commencement of the offer, and on July 28, 2009, was extended to August 3, 2009. The offer may be further extended under certain circumstances, as described in the Merger Agreement. Under no circumstances may the tender offer be extended beyond 90 days (or 120 days if antitrust clearance has not been obtained or a banking moratorium exists within 90 days and the other conditions have been satisfied) after the commencement of the tender offer unless required by applicable laws and regulations. Mastiff’s obligation to accept for payment and pay for shares tendered is subject to certain conditions, including, among other things, that at least a majority of the sum of the Company’s shares then outstanding and all shares issuable upon the exercise, conversion or exchange of any of the Company’s stock options, warrants, convertible notes, stock appreciation rights, contingent value rights, restricted stock units, or other rights to acquire the Company’s shares then outstanding (other than an option with an exercise price, adjusted for any associated contingent value rights payments, that is greater than the offer price) shall have been validly tendered and not properly withdrawn in accordance with the terms of the tender offer.

Under the Merger Agreement, after Mastiff’s acceptance of shares tendered, and subject to the satisfaction or waiver of conditions in the Merger Agreement, Mastiff will merge with and into the Company and the Company will become a direct or indirect wholly owned subsidiary of LabCorp. At the effective time of the merger, each issued and outstanding share of the Company that is not tendered and accepted pursuant to the tender offer (other than shares held by LabCorp, the Company or its respective subsidiaries (which will be cancelled) and other than shares held by stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law) will be automatically canceled and converted into the right to receive $4.55 per share. All outstanding options to purchase the Company’s shares will be fully vested immediately prior to the effective time of the merger and will be cancelled at the effective time in exchange for the right to receive the excess, if any, of the offer price over the adjusted exercise price of such option multiplied by the number of shares subject to the option immediately prior to the effective time of the merger. At the effective time of the merger, any outstanding warrant will be converted into the right to receive, upon exercise of such warrant and payment of the exercise price in respect thereof, the offer price for each share of common stock formerly subject to such warrant and for which such warrant has been exercised.

The Merger Agreement grants Mastiff an option, or the Top-Up Option, to acquire directly from the Company a number of newly issued shares of the Company’s common stock equal to the lesser of (i) the number of shares that, when added to the number of the Company’s shares owned by Mastiff as of immediately prior to the exercise of the Top-Up Option, constitutes 1,000 shares more than 90% of the number of shares that would be outstanding immediately after the issuance of all shares subject to the Top-Up Option or (ii) the aggregate number of shares that the Company is authorized to issue under its Amended and Restated Certificate of Incorporation, as amended, but that are not issued and outstanding or otherwise committed to be issued at the time of exercise of the Top-Up Option.

The Merger Agreement includes detailed representations, warranties and covenants of Monogram, LabCorp and Mastiff. Until the earlier of the termination of the Merger Agreement and the effective time of the merger, the Company has agreed to operate its business and the business of its subsidiaries in the ordinary course and has agreed to certain other negative operating covenants.

The Company has also agreed not to solicit, initiate, knowingly encourage or knowingly facilitate any third party acquisition proposals for Monogram and will not permit the Company’s representatives to do so, and has agreed to restrictions on the Company’s and its representatives’ ability to respond to any such proposals. The Merger Agreement also includes termination provisions for both Monogram and LabCorp and provides that, in connection with the termination of the Merger Agreement under specified circumstances, the Company will be required to pay to LabCorp a termination fee of $4.5 million.

Following completion of the tender offer, the amounts due under the Pfizer Note, the 0% Notes and the Credit Agreement will become due and payable, at the option of the lenders, and pursuant to the terms of the agreements. Pursuant to the Merger Agreement, upon completion of the tender offer, LabCorp has agreed to fund, as needed, the Company’s obligations under the Pfizer Note, the 0% Notes and the Credit Agreement.

3. INVENTORY

Inventory is stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. If inventory costs exceed expected market value due to obsolescence or lack of demand, write-offs are recorded for the difference between the cost and the estimated market value.

4. LOSS PER COMMON SHARE

Basic and diluted loss per common share is calculated based on the weighted-average number of common shares outstanding during the periods presented. Potentially dilutive securities have been excluded from the diluted loss per common share computations in all periods presented as such securities have an anti-dilutive effect on loss per common share due to the Company’s net loss. At June 30, 2009 and December 31, 2008, respectively, these potentially dilutive securities are as follows:

	June 30, 2009	December 31, 2008
	(In thousands)

3% Convertible promissory note (as if converted basis)	1,540	1,540
0% Convertible promissory note (as if converted basis)	1,984	1,984
Outstanding warrants	4	4
Outstanding stock options	4,731	3,954

	8,259	7,482

5. CONTINGENT VALUE RIGHTS

As part of the merger with ACLARA BioSciences, Inc. (“ACLARA”), the Company issued Contingent Value Rights (“CVRs”) to ACLARA stockholders and was obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined at $5.28 per CVR and holders of assumed ACLARA options are entitled to receive a cash payment of $5.28, upon future exercise of those options. At June 30, 2009, assumed ACLARA options to purchase approximately 350,000 shares of the Company’s common stock were outstanding and exercisable. The aggregate potential liability related to these options at June 30, 2009, was $1.9 million, which is reflected on the condensed consolidated balance sheet in current liabilities. At the effective time of the merger, all outstanding options to purchase the Company’s shares will be fully vested immediately prior to the effective time of the merger and will be cancelled at the effective time in exchange for the right to receive the excess, if any, of the offer price over the exercise price of such option adjusted for any associated CVR payments, multiplied by the number of shares subject to the option immediately prior to the effective time of the merger. See Note 2 “Proposed Merger with LabCorp” for further discussion.

6. COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2009, the Company held several leases and a sublease of buildings and office space in South San Francisco, California, as follows:

•	Two leases of approximately 41,000 and 40,000 square foot, respectively, of laboratory and office space through April 2018; and

•	A sublease of approximately 27,000 square feet of laboratory and office space through May 2011.

At June 30, 2009, future minimum payments under the Company’s contractual obligations, excluding the lease assignment guarantee and CVR’s, are as follows:

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Purchase obligations	$1,112	$285	$-	$-	$1,397
Operating lease obligations	3,192	7,173	7,600	16,294	34,259
Equipment financing arrangements	56	-	-	-	56
0% Convertible Senior Unsecured Note	-	30,000	-	-	30,000
3% Senior Secured Convertible Note	25,000	-	-	-	25,000
3% Convertible Note interest payment (1)	849	-	-	-	849
Loans payable	10,000	-	-	-	10,000

Total	$40,209	$37,458	$7,600	$16,294	$101,561

(1)	Subject to certain limitations, the Company is entitled to make such interest payments using shares of its common stock.

In connection with the merger with ACLARA, the Company is obligated to make cash payments of $5.28 per share to holders of assumed ACLARA stock options upon future exercise of those options. See Note 5 “Contingent Value Rights,” for further discussion.

In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In October 2007, the Company extended the terms of the subleased office space relating to this lease assignment, which decreases the Company’s payment obligation in the event of default by the assignee. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.3 million in 2009; $0.7 million in 2010 and $0.3 million in 2011.

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

Proposed Merger with LabCorp

        On June 30, 2009, a single plaintiff, Tim Bleymeyer, initiated a putative shareholder class action lawsuit in the Court of Chancery of the State of Delaware against Monogram, LabCorp, Mastiff, and individual members of the Company’s board of directors (the “Defendants”). The action, styled Tim Bleymeyer v. Monogram Biosciences, Inc., et al., Civil Action No. 4703-CC (“Bleymeyer Action”), alleges that (i) individual members of the Company’s board of directors violated their fiduciary duties to the Company’s stockholders, including their duties to (a) fully inform themselves of the Company’s market value before taking action, (b) act in the interests of the equity owners, (c) maximize shareholder value, (d) obtain the best financial and other terms when Monogram’s existence will be materially altered by the transaction, (e) act in accordance with fundamental duties of loyalty, care and good faith and (f) act independently in the best interest of the corporation and its shareholders, and (ii) LabCorp and Monogram aided and abetted the other defendants in the breaches of their fiduciary duties. Bleymeyer seeks to enjoin the acquisition of Monogram by Mastiff and LabCorp and requests monetary damages in an unspecified amount. On July 6, 2009, Bleymeyer amended his complaint to include allegations stemming from alleged misstatements and omissions in Monogram’s Schedule 14D-9. On July 7, 2009, a second complaint was filed in the Court of Chancery of the State of Delaware, styled Kurt Kvist v. Monogram Biosciences, Inc., et al., Civil Action No. 4717-CC (“Kvist Action”), asserting allegations and claims identical to those set forth in the Bleymeyer Action. On July 9, 2009, the Delaware Chancery Court issued an order consolidating the Bleymeyer and Kvist Actions into an action styled In re Monogram Biosciences, Inc. Shareholder Litigation, Civil Action No. 4703-CC (the “Delaware Action”). On July 9, 2009, the Delaware Chancery Court heard a motion for expedited proceedings submitted by the plaintiffs in the Bleymeyer and Kvist Actions (the “Delaware Plaintiffs”). On July 13, 2009, the Delaware Plaintiffs submitted a renewed motion for expedited proceedings raising only certain disclosure issues. On July 23, 2009, the Delaware Chancery Court scheduled a preliminary injunction hearing for July 28, 2009 limited to the disclosure issues identified in the renewed motion for expedited proceedings and related letter submissions. On July 23 and 24, 2009, Monogram produced a limited set of documents to Delaware Plaintiffs.

Defendants believe that the Delaware Action is entirely without merit and that they have valid defenses to all claims. Nevertheless, and despite their belief that they ultimately would have prevailed in the defense of Delaware Plaintiffs’ claims, to minimize the costs associated with this litigation, on July 27, 2009, Defendants and Delaware Plaintiffs entered into a memorandum of understanding (“MOU”) contemplating the settlement of all claims in the Delaware Action. Under the MOU, subject to court approval and further definitive documentation, Delaware Plaintiffs and the putative class agreed to settle and release, against Defendants and their affiliates and agents, any and all claims in the Delaware Action and any potential claim related to the Offer and the merger, the fiduciary obligations of the Defendants, the negotiations in connection with the Offer, the merger and the disclosure obligations of the Defendants in connection with the Offer and the merger, the alleged aiding and abetting of any breach of fiduciary duty, any alleged conflict of interest of any remuneration or employment benefits to any individual made in connection with the Offer and the merger and all other allegations in the Delaware Action. Pursuant to the terms of the MOU, the Company agreed to provide additional supplemental disclosures to its Schedule 14D-9. Defendants have also agreed not to oppose any fee application by Plaintiffs’ counsel that does not exceed $215,000. The settlement is contingent upon, among other things, approval of the fee award by the Chancery Court and the merger becoming effective under Delaware law.

On June 26, 2009, a single plaintiff, Andrei Pevgonen, initiated a putative shareholder class action in Superior Court of the State of California, San Francisco County, against the Defendants. The action, styled Andrei Pevgonen v. William Young, et al., Case No. CGC-09-489866 (“1st SF Action”), alleged that (i) individual members of the Company’s board of directors violated their fiduciary duties to the Company’s stockholders, including their duties of loyalty, good faith, independence and candor, and allegedly failed to maximize value for the Company’s stockholders by conducting an unfair sales process and entering into the Merger Agreement, and (ii) LabCorp and Monogram aided and abetted the other defendants in the breach of their fiduciary duties. Pevgonen sought to enjoin the acquisition of Monogram by Mastiff and LabCorp and requested monetary damages in an unspecified amount. On July 2, 2009, Pevgonen filed an amended complaint, which added allegations and a breach of fiduciary duty claim stemming from alleged misstatements and omissions in Monogram’s Schedule 14D-9, which was filed with the SEC on July 1, 2009. On July 2, 2009, a second putative class action was initiated in Superior Court of the State of California, San Francisco County, styled Charulata Patel v. Monogram Biosciences, Inc., et al, Case No. CGC-09-490059 (“2nd SF Action”). The complaint in the 2nd SF Action alleged similar claims to those made in the 1st SF Action. Both actions were voluntarily dismissed by plaintiffs on July 10 and July 7, 2009, respectively. On July 7, 2009, Andrei Pevgonen filed a complaint in Superior Court of California, San Mateo County (the “Court”), styled Andrei Pevgonen v. William Young, et al., Case No. Civ. 485636 (the “California Action”), asserting the same allegations and claims that he made in the 1st SF Action. On July 8, 2009, Pevgonen filed an amended complaint, adding named plaintiffs Charulata Patel and Rebecca Jordan (collectively “California Plaintiffs”). On July 14, 2009, the San Mateo Superior Court stayed the California Action for ninety (90) days because a similar, parallel action was proceeding in Delaware (the “Stay”). On July 23, 2009, California Plaintiffs filed a Notice of Case Update, requesting a status conference to discuss whether the Stay should be lifted (the “Request”). Defendants opposed and, on July 24, 2009, the Court denied California Plaintiffs’ Request. On July 28, 2009, Defendants and California Plaintiffs entered into a memorandum of understanding, pursuant to which California Plaintiffs agreed to request the Court to enter an Order to dismiss the California Action with prejudice and to release, against Defendants, and their affiliates and agents, any and all claims in the California Action and any potential claim related to the Offer and the merger, the fiduciary obligations of the Defendants, the negotiations in connection with the Offer and the merger, the disclosure obligations of the Defendants in connection with the Offer and the merger, the alleged aiding and abetting of any breach of fiduciary duty, any alleged conflict of interest of any remuneration or employment benefits to any individual made in connection with the Offer and the merger, and all other allegations in the California Action. Defendants agreed not to oppose any fee application to be submitted by California Plaintiffs’ counsel that does not exceed $65,000.

ACLARA Litigation

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

On April 2, 2009, a motion was filed for preliminary approval of a proposed settlement between all parties, including the Company and its former officers and directors. The proposed settlement provides the plaintiffs with $100 million in recoveries being paid on behalf of the Issuer Defendants and their officers and directors by the Issuers’ insurers. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. On June 12, 2009, the Federal District Court granted preliminary approval of the proposed settlement. The preliminarily approved settlement is subject to a final hearing on fairness and final approval by the Federal District Court overseeing the IPO Litigation and may potentially be subject to appellate review by United States Court of Appeals for the Second Circuit.

Due to the inherent uncertainties of litigation and assignment of claims against the underwriters and because a final settlement has not yet been approved by the District Court, the ultimate outcome of the matter cannot be predicted.

Other Litigation

On May 13, 2009 a former employee filed a civil complaint in the Superior Court of the State of California, San Mateo County, alleging wrongful termination of her employment and seeking damages. The Company believes the allegations in the complaint to be entirely without merit; however, the outcome of any litigation cannot be predicted.

Indemnification

The Company has entered into Indemnification Agreements with its officers and directors. In addition, during the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

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

7. RESTRUCTURING

In connection with the Company’s merger with ACLARA in 2004, the Company took action to integrate and restructure the former ACLARA operations. A restructuring accrual of $3.0 million was established for the costs of vacating and subleasing the Mountain View facility, which includes an estimate of the excess of our lease costs over the anticipated sublease. In addition, an accrual for ACLARA employee severance costs of approximately $1.1 million was established as a result of the merger. Prior to 2007, additional restructuring accruals of approximately $1.9 million were recorded due to delays in vacating and subleasing the Mountain View facility of which $1.6 million was recorded in goodwill and $0.3 million was recorded in the Company’s consolidated results of operations. In 2007, the Company executed a lease termination agreement in exchange for a reduced but fixed payment commitment over the remainder of the previous lease term. At December 31, 2008, there was approximately $0.3 million in restructuring charges reflected as a current liability in the consolidated balance sheet. At June 30, 2009, the Company’s remaining restructuring obligations have been fulfilled and are no longer recorded on the Company’s condensed consolidated balance sheet.

8. 0% CONVERTIBLE SENIOR UNSECURED NOTES

In January 2007, the Company entered into a Securities Purchase Agreement to sell $30 million principal amount of 0% Convertible Senior Unsecured Notes (“0% Notes”) to a single qualified institutional buyer. The aggregate purchase price for the 0% Notes was approximately $22.5 million. Although due in 2026, the 0% Notes may be called by the holder of the 0% Notes at December 31, 2011, December 31, 2016 or December 31, 2021, at a price equal to 100% of the accreted value. Prior to the fifth year anniversary of the issuance of the Notes, the accreted value includes (a) the issue price of each Note and (b) the portion of the excess of the principal amount of each note over the issue price, which has been amortized, in accordance with the indenture under which the 0% Notes are governed, at the rate of 5.84% per annum from the issue date through the date of determination. After the fifth anniversary of the issue date of the Notes, the accreted value will be equal to the principal amount of the Notes.

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

The 0% Notes are subordinated to all of the Company’s present senior debt, including the $25 million 3% Senior Secured Convertible Note, due May 19, 2010, issued to Pfizer Inc (“Pfizer”) in May 2006 (“Pfizer Note”), as amended as described below, and the Company’s revolving credit line with GE.

Beginning December 31, 2009, the Company may redeem the 0% Notes in whole, or in part, at any time at a redemption price equal to the accreted value of the principal amount of the 0% Notes to be redeemed, plus liquidated damages, if any, and certain other amounts, provided that certain conditions are satisfied and the market price of the Company’s common stock exceeds the conversion price of the 0% Notes leading up to and at the time of redemption.

The Company will be required, under the terms of the 0% Notes, to repurchase the outstanding accreted value of the 0% Notes, at the election of the holder, upon certain change of control events described in the 0% Notes, including the proposed acquisition of the Company by LabCorp, or if the Company’s common stock is no longer listed on a United States national securities exchange, quoted on The NASDAQ Global Market, or approved for trading and/or eligible for quotation on an established automated over-the-counter trading market in the United States, including the OTC Bulletin Board but excluding the “pink sheets,” or any similar quotation system. In addition, under such circumstances, the Company would also be obligated to pay the premium make-whole amount described above and certain other amounts. See Note 2 “Proposed Merger with LabCorp” for the impact of the proposed merger on the 0% Notes.

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

In accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” the Company elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the consolidated statement of operations. Accordingly, the change in the net carrying amount to the fair value recognized includes unamortized debt issuance costs. The Company used a binomial lattice model as the valuation technique to determine fair value using management assessments and Level 3 inputs under SFAS 157, which utilize inputs other than observable quoted prices that are observable for the asset or liability, either directly or indirectly. Inputs derived from quoted prices include the Company’s stock price, the average yield of B- bonds and the prices of Treasury instruments. Input from management’s assessment includes the probability of certain events occurring during the term of the debt. Such inputs could substantially change the fair value of the 0% Notes; such as fluctuations in the Company’s common stock price, changes in management’s assessments over default probability or probability of change in control. As of June 30, 2009, the fair value of the 0% Notes approximates the outstanding accreted value of the 0% Notes, including the premium make-whole amount due upon completion of the tender offer by LabCorp of $26.3 million, which represents the carrying value of $25.9 million and the premium make-whole amount of $0.4 million.

The following table sets forth the impact of fair value adjustments to the 0% Notes, which are reflected in the condensed consolidated statement of operations for the period ended June 30, 2009 and 2008, respectively.

	Period Ended
	2009 (1)	2008
	(In thousands)
Outstanding Fair Value at January 1,	$10,468	$18,511
Fair value adjustment recorded in:
“Convertible debt valuation adjustment”	3,415	(3,568)

Outstanding Fair Value at March 31,	$13,883	$14,943

Fair value adjustment recorded in:
“Convertible debt valuation adjustment”	12,462	(126)

Outstanding Fair Value at June 30,	$26,345	$14,817

Unpaid Principal Balance at June 30,	$26,345	$25,977

(1)   The unpaid principal balance includes a $0.4 million premium make-whole payment amount as of June 30, 2009.

9. COLLABORATION AND NOTE PURCHASE AGREEMENT

On May 5, 2006, the Company entered into a Collaboration Agreement with Pfizer regarding the Company’s Trofile Co-Receptor Tropism Assay (“Collaboration Agreement”). The Collaboration Agreement has an initial term that expires on December 31, 2009, and is renewable by Pfizer for five successive one-year terms. Pfizer has exercised its right to renew the Collaboration Agreement for the first of these one-year terms through December 2010.

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

The following table sets forth the deferred infrastructure costs and related deferred revenue under the Collaboration Agreement as of June 30, 2009 and December 31, 2008, respectively.

	June 30, 2009	December 31, 2008
	(In thousands)
Deferred Costs	$20,839	$17,275

Deferred Revenue	$27,869	$21,546

On May 5, 2006, the Company also entered into a Note Purchase Agreement with Pfizer, which was amended in January 2007, as described in “0% Convertible Senior Unsecured Notes” Note above, pursuant to which it sold to Pfizer a 3% Senior Secured Convertible Note in the principal amount of $25 million (“Pfizer Note”). The closing of the sale and issuance of the Pfizer Note occurred on May 19, 2006 and matures on May 19, 2010. The Company pays interest quarterly, in arrears, on March 31, June 30, September 30 and December 31 of each year, commencing on June 30, 2006. Subject to certain limitations, the Company is entitled to make such interest payments using shares of its common stock instead of cash.

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

Under the terms of the Pfizer Note, the Company is prohibited from incurring certain types of indebtedness, from permitting certain liens on its assets, entering into transactions with affiliates and entering into certain capital transactions such as dividend payments, stock repurchases, capital distributions or other similar transactions. It is also subject to certain other covenants as set forth in the Pfizer Note, including limitations on its ability to enter into new lines of business after issuance of the Pfizer Note. An event of default under the Pfizer Note will occur if the Company: is delinquent in making payments of principal or interest; fails, following notice, to cure a breach of a covenant under the Pfizer Note, the related security agreement or the Note Purchase Agreement; a representation or warranty under the Pfizer Note, the related security agreement or the Note Purchase Agreement is materially inaccurate; an acceleration event occurs under certain types of its other secured indebtedness outstanding from time to time; certain bankruptcy proceedings are commenced or orders granted or an event of default occurs or is continuing under the 0% Notes issued in January 2007. If an event of default occurs, the indebtedness under the Pfizer Note could be accelerated, such that it becomes immediately due and payable. The Company is in compliance with all covenants under the Pfizer Note as of June 30, 2009.

As a result of the issuance of the 0% Notes, the Company is required to value and account for certain derivative instruments that are embedded in the Pfizer Note with adjustments to the fair value reflected in the statement of operations in accordance with SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) and SFAS 157, “Fair Value Measurements” (“SFAS 157”). The Company elected to early adopt SFAS 159 to measure the Pfizer Note as a hybrid debt instrument in its entirety using the framework established by SFAS 157, for measuring fair value. At the initial adoption of SFAS 159, the Company recorded a favorable cumulative effect of a change in accounting principle adjustment to beginning accumulated deficit for the Pfizer Note of $2.2 million, resulting in a fair value of $22.8 million at January 1, 2007. The Company used a binomial lattice model as the valuation technique to determine fair value using management assessments and Level 3 inputs under SFAS 157, which utilize inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Such inputs could substantially change the fair value of the Pfizer Note; such as fluctuations to the Company’s common stock price, changes in management’s assessments over default probability or probability of change in control. As of June 30, 2009, the fair value of the Pfizer Note, recorded as a current liability in the condensed consolidated balance sheet, approximated the amount due upon completion of the tender offer by LabCorp of $25.0 million. See Note 2 “Proposed Merger with LabCorp” for the impact of the proposed merger on the Pfizer Note.

The following table sets forth the impact of fair value adjustments to the Pfizer Note, which are reflected in the consolidated statement of operations for the period ended June 30, 2009 and 2008, respectively.

	Period Ended
	2009	2008
	(In thousands)
Outstanding Fair Value at January 1,	$18,595	$20,786
Fair value adjustment recorded in:
“Convertible debt valuation adjustment”	1,984	(1,167)

Outstanding Fair Value at March 31,	$20,579	$19,619

Fair value adjustment recorded in:
“Convertible debt valuation adjustment”	4,421	59

Outstanding Fair Value at June 30,	$25,000	$19,678

Unpaid Principal Balance at June 30,	$25,000	$25,000

10. CREDIT AND SECURITY AGREEMENT

In December 2007, the Company amended its Credit and Security Agreement with General Electric Capital Corporation (“GE”) entered into on September 29, 2006. The Credit and Security Agreement (“Credit Agreement”), which expires on March 27, 2010, provides the Company with a revolving credit line, with borrowings against eligible accounts receivable up to a maximum of $10 million. GE has been granted a security interest over certain of the Company’s assets, including its accounts receivable, intellectual property used or held for use in connection with its oncology testing business and inventory. As of June 30, 2009 and December 31, 2008, respectively, there was approximately $10.0 million and $9.6 million outstanding under the revolving credit line, recorded as a loan payable in the condensed consolidated financial statements.

Amounts borrowed under the Credit Agreement bear interest at a rate per annum equal to a published LIBOR rate plus 4.75%. As of June 30, 2009, the 1-month LIBOR rate was 0.31%. Amounts borrowed under the revolving credit line are repaid as the Company receives payment on its outstanding accounts receivable. The Credit Agreement also provides for the payment by the Company of an unused line fee, a collateral fee, a commitment fee, a deferred commitment fee in certain circumstances, and an early termination fee of $0.2 million if cancelled on or prior to September 27, 2009, or $0.1 million if cancelled after September 27, 2009.

Under the terms of the Credit Agreement, the Company is prohibited from incurring certain types of indebtedness and certain liens on its assets. It is also subject to certain other affirmative and negative covenants as set forth in the Credit Agreement. An event of default under the indebtedness to GE will occur if, among other things, the Company: is delinquent in making payments of principal, interest or fees on the revolving credit line; fails, following notice, to cure a breach of a covenant under the Credit Agreement; a representation or warranty under the Credit Agreement is materially inaccurate; certain liquidation or bankruptcy proceedings are commenced or certain orders are granted against the Company; the security interests granted by the Company in favor or GE fail, in certain circumstances, to constitute valid security interests; or an acceleration event occurs under certain types of the Company’s other secured indebtedness outstanding from time to time, or certain change of control events, including the proposed merger with LabCorp. If an event of default occurs, the indebtedness to GE under the Credit Agreement could be accelerated, such that it becomes immediately due and payable. The Company is in compliance with all covenants under the Credit Agreement as of June 30, 2009. See Note 2 “Proposed Merger with LabCorp” for the impact of the proposed merger on the Credit Agreement.

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

The following table summarizes the Company’s Level 3 financial liabilities measured at fair value on a recurring basis in accordance with FAS 157 as of June 30, 2009:

	June 30, 2009	December 31, 2008
	(In thousands)
Level 3 Financial liabilities:
3% Convertible promissory note	$25,000	$18,594
0% Convertible promissory note (1)	26,345	10,468

Total financial liabilities	$51,345	$29,062

(1)   The fair value includes a $0.4 million premium make-whole payment amount as of June 30, 2009.

The fair market value of the 0% Notes and Pfizer Note are subject to interest rate risk. Generally, the fair market value of these 0% Notes and the Pfizer Note will increase as interest rates fall and decrease as interest rates rise, but the interest rate changes do not impact the Company’s consolidated financial position, cash flows or results of operations. Additionally, the fair market value of the Company’s debt obligations includes input from management regarding the probability of certain events occurring during the term of the debt. As of June 30, 2009, assuming completion of the tender offer by LabCorp, the fair market value of the Pfizer Note, recorded as a current liability in the condensed consolidated balance sheet, and 0% Notes approximates the amount due upon completion of the tender offer. See Note 2 “Proposed Merger with LabCorp” regarding the impact of the proposed merger with LabCorp on the Pfizer Note and the 0% Notes. However, if the proposed acquisition by LabCorp does not get completed, the Company may need to restructure or refinance the Pfizer Note and the 0% Notes, which may decrease or increase the fair market value of the Pfizer Note and 0% Notes dependent on the economics of restructure. Assuming a hypothetical decrease of five percentage points in probability of fundamental change, the fair value of our Pfizer Note and 0% Notes, would have decreased by approximately $0.1 million and $0.5 million, respectively. See Note 8 “0% Convertible Senior Unsecured Notes” and Note 9 “Collaboration and Note Purchase Agreement” for summary of the Company’s Level 3 financial liabilities as of June 30, 2009 and 2008, respectively.

As of June 30, 2009, the carrying value of the Company’s cash and cash equivalents approximated their fair value and consists of bank deposits and money market accounts. The Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

12. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of adopting FIN 48. The Company operates in the US and various state and foreign jurisdictions and is subject to taxation in the United States and various jurisdictions. The tax years from 1995 through 2008, are subject to examination by the Internal Revenue Service due to the net operating losses generated in those years. The Company is currently not under any federal or state audits.

Interest and penalties are zero and the Company’s policy is to expense interest and penalties, if any, to income tax expense as incurred. Since the Company has a full valuation on all the deferred tax assets and does not expect to be profitable at least through

December 2009, FIN 48 is not expected to have a material impact on the Company’s effective tax rate in the next twelve months. Additionally, the Company does not expect any material changes in unrecognized tax benefits in the next twelve months. The Company has not recognized any tax benefits as of June 30, 2009.

On June 22, 2009, the Company entered into a Merger Agreement with LabCorp and Mastiff. Upon completion of the tender offer, Mastiff will merge with and into Monogram, with Monogram becoming a wholly owned subsidiary of LabCorp. The merger will cause a change in ownership within the meaning of Code Section 382 and will limit the amount of net operating losses the Company can utilize to offset income in future tax years following an ownership change. The amount of such impact on the Company’s income tax provision, net income and liquidity has not been determined at this time. See Note 2 “Proposed Merger with LabCorp” for further discussions of the merger.

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

PROPOSED MERGER WITH LABCORP

On June 22, 2009, we entered into the Agreement and Plan of Merger, or Merger Agreement, with LabCorp and Mastiff, a wholly-owned subsidiary of LabCorp. Pursuant to the Merger Agreement, among other things, LabCorp, through Mastiff, has commenced a cash tender offer for all the issued and outstanding shares of our common stock at a per share price of $4.55, net to the seller in cash, without interest and subject to any tax withholding (such price, or any different price per share as may be paid in the tender offer, is referred to as the offer price). Following the completion of the tender offer, Mastiff will merge with and into Monogram, with Monogram becoming a wholly owned subsidiary of LabCorp, in each case, subject to the terms and conditions contained in the Merger Agreement. The merger is subject to customary closing conditions and is contingent upon closing of the tender offer. The closing of the tender offer is contingent upon customary closing conditions, including there being validly tendered in the offer and not properly withdrawn before the completion of the offer, a sufficient number of shares of outstanding common stock.

The initial expiration date of the tender offer was July 29, 2009, 20 business days following its commencement, and on July 28, 2009, was extended to August 3, 2009. The offer may be extended under certain circumstances described in the Merger Agreement. Under no circumstances may the tender offer be extended beyond 90 days (or 120 days if antitrust clearance has not been obtained or a banking moratorium exists within 90 days and the other conditions have been satisfied) after the commencement of the tender offer unless required by applicable laws and regulations. LabCorp’s obligation to accept for payment and pay for shares tendered is subject to certain conditions, including, among other things, that at least a majority of the sum of our shares then outstanding and all shares issuable upon the exercise, conversion or exchange of any of our stock options, warrants, convertible notes, stock appreciation rights, restricted stock units, or other rights to acquire our shares then outstanding (other than option with an exercise price, adjusted for any associated contingent value rights, that is greater than the offer price) shall have been validly tendered and not properly withdrawn in accordance with the terms of the tender offer.

Under the Merger Agreement, after LabCorp’s acceptance of shares tendered, and subject to the satisfaction or waiver of conditions in the Merger Agreement, Mastiff will merge with and into Monogram and Monogram will become a direct or indirect wholly-owned subsidiary of LabCorp. At the effective time of the merger, each issued and outstanding Monogram share that is not tendered and accepted pursuant to the tender offer (other than shares held by LabCorp, Monogram or its respective subsidiaries (which will be cancelled) and other than shares held by stockholders who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law) will be automatically canceled and converted into the right to receive the offer price. All outstanding options to purchase our shares will be fully vested immediately prior to the effective time of the Merger and will be cancelled at the effective time in exchange for the right to receive the excess, if any, of the offer price over the adjusted exercise price of such option multiplied by the number of shares subject to the option immediately prior to the effective time of the merger. At the effective time of the merger, any outstanding warrant will be converted into the right to receive, upon exercise of such warrant and payment of the exercise price in respect thereof, the offer price for each share of common stock formerly subject to such warrant and for which such warrant has been exercised.

The Merger Agreement grants LabCorp an option, or the Top-Up Option, to acquire directly from us a number of newly-issued shares of our common stock equal to the lesser of (i) the number of shares that, when added to the number of our shares owned by LabCorp as of immediately prior to the exercise of the Top-Up Option, constitutes 1,000 shares more than 90% of the number of shares that would be outstanding immediately after the issuance of all shares subject to the Top-Up Option or (ii) the aggregate number of shares that we are authorized to issue under our Amended and Restated Certificate of Incorporation, as amended, but that are not issued and outstanding or otherwise committed to be issued at the time of exercise of the Top-Up Option.

The Merger Agreement includes detailed representations, warranties and covenants of Monogram, LabCorp and Mastiff. Until the earlier of the termination of the Merger Agreement and the effective time of the Merger, Monogram has agreed to operate its business and the business of its subsidiaries in the ordinary course and has agreed to certain other negative operating covenants.

We have also agreed not to solicit, initiate, knowingly encourage or knowingly facilitate any third party acquisition proposals for Monogram and will not permit our representatives to do so, and have agreed to restrictions on our and our representatives’ ability to respond to any such proposals. The Merger Agreement also includes termination provisions for both Monogram and LabCorp and provides that, in connection with the termination of the Merger Agreement under specified circumstances, Monogram will be required to pay to LabCorp a termination fee of $4.5 million.

Upon completion of the tender offer, the amounts due under the Pfizer Note, the 0% Notes and the Credit Agreement will become due and payable, at the option of the lenders, and pursuant to the terms of the agreements. Pursuant to the Merger Agreement, upon completion of the tender offer, LabCorp has agreed to fund, as needed, the operations of the Company and to fund the Company’s obligations under the Pfizer Note, the 0% Notes and the Credit Agreement.

OVERVIEW OF OUR BUSINESS

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

We have incurred losses each year since inception. As of June 30, 2009, we had an accumulated deficit of approximately $334.2 million. We expect to incur additional operating losses as we commercialize HERmark, expand and further develop the VeraTag technology, transfer additional assays into the clinical laboratory, conduct clinical studies and expand our oncology commercial infrastructure to serve the oncology market.

ISSUANCE OF 0% CONVERTIBLE SENIOR UNSECURED NOTES

In January 2007, we issued $30 million principal amount of 0% Convertible Senior Unsecured Notes, due 2026 (“0% Notes”). Although the 0% Notes are due in December 2026, the 0% Notes may be called at the holder’s option at December 31, 2011, December 31, 2016 or December 31, 2021, at a price equal to 100% of the accreted value. The aggregate purchase price for the 0% Notes was approximately $22.5 million. The 0% Notes do not bear interest and are convertible, at the option of the holder, into shares of our common stock, at an initial conversion price of $15.12 per share, which is equivalent to an initial conversion rate of approximately 66.14 shares per $1,000 principal amount of the 0% Notes. The conversion price will adjust automatically upon certain changes to our capitalization.

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

In accordance with SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” the Company elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the consolidated statement of operations. As of June 30, 2009, the fair value of the 0% Notes approximated the outstanding accreted value of the 0% Notes, including the premium make-whole amount due upon completion of the tender offer by LabCorp of $26.3 million, which represents the carrying value of $25.9 million and the premium make-whole amount of $0.4 million. For the six month period ending June 30, 2009, the valuation led to a $15.9 million net increase to the carrying value of the 0% Notes, which is reflected as a non-operating loss in the condensed consolidated statement of operations.

AGREEMENTS WITH PFIZER INC

In May 2006, we entered into a non-exclusive Collaboration Agreement (the “Collaboration Agreement”) with Pfizer Inc (“Pfizer”) to facilitate the global availability for patient use of our proprietary co-receptor tropism assay, Trofile™ (“Trofile Assay”). Our Trofile Assay is used to identify which co-receptor a patient’s HIV uses for entry to cells and has been used in connection with phase III clinical trials of Pfizer’s investigational CCR5 antagonist, Selzentry (maraviroc). In August 2007, Selzentry was approved by the FDA for use in CCR5-tropic treatment-experienced patients. The FDA-approved label for Selzentry indicates that tropism testing should be used for patient selection and we expect that the Trofile Assay will be used to select patients for Selzentry. In October 2007, Selzentry was approved by the European Commission. Under the Collaboration Agreement we are responsible for making our Trofile Assay available in the U.S. Pfizer has responsibility for sales, marketing and regulatory matters outside of the U.S. and reimburses us for our expenses incurred to establish and maintain the logistics infrastructure necessary to make the assay available internationally as required by Pfizer. The Collaboration Agreement’s initial term expires on December 31, 2009, and is renewable by Pfizer for five successive one year terms. Pfizer has exercised its right to renew the Collaboration Agreement for the first of these one-year terms through December 31, 2010. We and Pfizer also extended the Trofile pricing provisions of our services agreement to support potential additional Pfizer clinical trials through December 31, 2009. This services agreement covers the provisions of Monogram assays for use by Pfizer in clinical studies.

We also entered into a note purchase agreement with Pfizer under which Pfizer purchased a Senior Secured Convertible Note in the principal amount of $25 million (“Pfizer Note”). The Pfizer Note bears a 3% annual interest rate, payable quarterly in cash or shares of our common stock, at our option, and matures in May 2010, unless converted earlier. The Pfizer Note is convertible at Pfizer’s option into shares of our common stock at a conversion price of $16.23 per share and will automatically convert into shares of our common stock should the closing price of our common stock be greater than 150% of the conversion price, or $24.36 per share, for twenty out of thirty consecutive trading days. In addition, the Pfizer Note is secured by certain assets related to our HIV testing business, subject to certain covenants and is senior in right of payment to all existing and future indebtedness, subject to certain limited exceptions. In connection with the sale of the 0% Notes, as described above, Pfizer, U.S. Bank and National Association, as trustee, and we entered into a subordination agreement in January 2007, setting forth the terms under which the 0% Notes are subordinated to the Pfizer Note. We also amended our note purchase agreement with Pfizer, and amended and restated the Pfizer Note, to conform to certain terms of the subordination agreement. As amended, the Pfizer Note provides that Monogram will be in default if

(i) an event of default occurs and is continuing under the 0% Notes and (ii) the Trustee or any holders of the Notes gives notice to us of its or their intent to either accelerate the 0% Notes or exercise any other remedies thereunder (subject to certain limited exceptions).

As a result of the issuance of the 0% Notes, we were required to value and account for certain derivative instruments that are embedded in the Pfizer Note. We elected to early adopt SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” to measure the Pfizer Note as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the consolidated statement of operations. At the initial adoption of SFAS 159, we recorded a cumulative-effect of a change in accounting principle for the Pfizer Note of $2.2 million, resulting in a fair value of $22.8 million at January 1, 2007. For the six month period ending June 30, 2009, this valuation resulted in a $6.4 million net increase to the carrying value of the Pfizer Note, which is reflected as a non-operating loss in the consolidated statement of operations. As of June 30, 2009, the fair value of the Pfizer Note approximated the amount due upon completion of the tender offer by LabCorp of $25.0 million and has been reclassified from a long-term liability to a current liability in the condensed consolidated balance sheet.

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

The Pfizer collaboration is a multiple element arrangement, including supply of the Trofile Assay in additional clinical studies (including expanded access programs in both the U.S. and outside the U.S.), supply of the Trofile Assay for use outside of the U.S., reimbursement of costs to establish and operate the supply infrastructure outside of the U.S. and potential assistance to Pfizer in the establishment and operation of a second facility to process tropism assays. Under the guidelines of EITF 00-21, we have determined that the collaboration with Pfizer be accounted for as a single unit of accounting due to the absence of established fair values of certain undelivered elements. Accordingly, we have deferred revenue under this collaboration until the earlier of establishment of fair values or completion of the deliverables. Additionally, related direct costs to establish and operate the supply infrastructure outside of the U.S. that are contractually reimbursable on a non-refundable basis are deferred. As of June 30, 2009, we had $27.9 million of deferred revenue and $20.8 million of deferred costs relating to the Collaboration Agreement, within the U.S. and internationally.

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

CONSOLIDATED RESULTS OF OPERATIONS

Three and six months ended June 30, 2009 and 2008

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Product revenue	$14,248	$15,440	$27,834	$29,447
Contract revenue	667	687	1,272	1,506
License revenue	108	5	123	15

Total revenue	$15,023	$16,132	$29,229	$30,968

Revenue. Revenue of $15.0 million and $29.2 million for the three and six months ended June 30, 2009, decreased $1.1 million and $1.8 million, respectively, compared to $16.1 million and $31.0 million for the corresponding periods in 2008. The decrease in total revenue for the three months ended June 30, 2009 compared to 2008 was driven primarily by a $1.2 million decrease in product revenue, including a $1.5 million decrease in HIV resistance and pharmaceutical testing offset by a $0.2 million increase in revenue generated from our Trofile Co-Receptor Tropism Assay used for selecting HIV patients to be treated with Pfizer’s Selzentry, and $0.1 million generated from sales of our oncology product, HERmark. The decrease in total revenue for the six months ended June 30, 2009, was driven primarily by a $1.6 million decrease in product revenue, including a $2.4 million decrease in HIV resistance and pharmaceutical testing offset by a $0.5 million increase in revenue generated from our Trofile Co-Receptor Tropism Assay used for selecting HIV patients to be treated with Pfizer’s Selzentry, and $0.3 million generated from sales of our oncology product, HERmark.

Our product revenue consists primarily of revenue generated from our HIV resistance testing, Tropism testing and HIV pharmaceutical testing. Our Trofile Co-Receptor Tropism Assay was launched in 2007. In August 2007, Selzentry, the first drug in a new class of HIV drugs called CCR5 antagonists, was approved by the FDA for use in CCR5-tropic treatment-experienced patients. The FDA-approved label for Selzentry indicates that tropism testing should be used for patient selection and we expect that the Trofile Assay will continue to be used to select patients for Selzentry. However, if our test is not used to select patients for Selzentry, this could have a significant negative impact on our potential future revenues. We recorded nominal revenue in 2009 for HERmark, our first oncology test, which was commercially available in July 2008. We expect that additional adoption of HERmark by physicians will occur for the remainder of 2009 and that product revenue will increase once clinical utility is demonstrated for HERmark and reimbursement is established by third party payers.

Contract revenue is earned from HIV research grants with the National Institutes of Health (“NIH”), and from other non-product and non-license revenue. For the three months ended June 30, 2009, these sources of revenue were consistent at approximately $0.7 million compared to the corresponding period in 2008. For the six months ended June 30, 2009, these sources of revenue decreased $0.2 million to $1.3 million from $1.5 million for the corresponding period in 2008, primarily due to decreased grant-related activity. Contract revenue may fluctuate from period to period depending upon the phase of the grant or project life cycle. We have an active program of applying for NIH funding and currently have a number of active grants that we believe will support the development of analytical and database tools to facilitate the identification and characterization of drug resistant strains of HIV, and assays that will aid in the pre-clinical and clinical evaluation of the next generation of anti-viral therapeutics.

We recorded nominal license revenue for both the three and six month periods ending June 30, 2009 and 2008, respectively. License revenue consists of revenue from Caliper Life Sciences, Inc. for the microfluidics patent portfolio acquired in our merger with ACLARA in 2004. Under a license agreement, Caliper is obligated to pay ongoing royalties related to product and service revenues that encompass the use of our patents, and royalty sharing for any sublicense revenue generated by Caliper.

We anticipate quarterly variations in product revenue due primarily to fluctuations in the timing of various planned and ongoing clinical studies conducted by pharmaceutical companies. Revenues from pharmaceutical company customers are expected to be reduced in the remainder of 2009 due to the timing of customers’ clinical trials. We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. For the three and six months ended June 30, 2009, approximately 26% and 25%, respectively, of our revenues were derived from tests performed for the beneficiaries of Medicare and Medicaid programs as compared to 19% for both corresponding periods in 2008. Other significant customers included: Schering-Plough representing approximately 14% and 11% for the three and six months ended June 30, 2009, respectively, compared to 21% and 16% for the corresponding periods in 2008; and Quest Diagnostics

Incorporated representing approximately 9% for both the three and six months ended June 30, 2009, compared to 10% and 11%, respectively, for the three and six months ended June 30, 2008.

Cost of product revenue. Cost of product revenue was $6.2 million and $12.9 million for the three and six months ended June 30, 2009, respectively, compared to $7.1 million and $13.5 million for the corresponding periods in 2008. Included in these costs are materials, supplies, labor and overhead related to product revenue. Corresponding product revenue gross margins were 56% and 54% for the three and six months ended June 30, 2009, respectively, compared to 54% for both corresponding periods in 2008. The decrease in product costs and related increase in product gross margin for the three month period ended June 30, 2009 compared to the corresponding period in 2008, was primarily due to lower material and personnel costs. Our gross margins also vary due to fluctuations in our various product revenues. Our Trofile and HIV pharmaceutical testing revenues carry a higher gross margin than our HIV resistance testing. We anticipate that gross margins on product revenue will continue to be affected by changes in the mix of our revenues as well as by the overall level of revenue. We believe that HERmark and other potential oncology products will have a higher gross margin than our HIV resistance products.

Research and development. Research and development costs were $6.0 million and $11.9 million, respectively, for the three and six months ended June 30, 2009, compared to $6.2 million and $12.3 million for the corresponding periods in 2008. The $0.2 million and $0.4 million decreases of research and development expenses for the three and six month ended June 30, 2009, respectively, compared to corresponding periods in 2008, were primarily due to increased materials and consultant cost offset by a decrease in personnel costs. The successful development of our products is highly uncertain. Completion dates and research and development expenses can vary significantly for each product and are difficult to predict.

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

Assay	Development Status	Ongoing and Planned Development Activities
HER2 total protein HER2:HER2 homodimer	CLIA validated CLIA validated	• Clinical studies are ongoing and planned to evaluate these assays in breast cancer patient tissue samples, to evaluate their correlation with response to Herceptin treatment
HER1 total protein	Research use

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

•   Additional development to optimize assay performance

•   On establishment of clinical utility, assays may be validated in the clinical reference laboratory to enable availability as CLIA-validated tests

HER3 total protein	Research use
HER1:HER1 homodimer	Research use
HER1:HER2 heterodimer	Research use
HER2:HER3 heterodimer	Research use
HER3:PI3K complex downstream) signaling complex in the Akt pathway)	Research use
p95 (a proteolytically truncated
form of the HER2 protein)	Research use

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

Sales and marketing. Sales and marketing expenses were $3.7 million and $7.7 million for three and six months ended June 30, 2009, respectively, compared to $4.1 million and $8.5 million for the corresponding periods in 2008. The $0.4 million and $0.8 million decreases for the three and six month periods ending June 30, 2009, respectively, compared to the same periods in 2008, were primarily attributed to lower marketing activities and personnel costs. We expect that our sales and marketing expenses for promotional programs as well as for sales and marketing personnel will increase with the commercialization of HERmark and in preparation for the introduction of future oncology products.

General and administrative. General and administrative expenses were $5.5 million and $9.0 million for three and six months ended June 30, 2009, respectively, compared to $4.2 million and $8.7 million for the corresponding periods in 2008. The $1.3 million and $0.3 million increases for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, were primarily due to increased legal and other fees with respect to the proposed merger with LabCorp.

Stock-based Compensation. Stock-based compensation expenses related to employee stock option awards and employee stock purchases recognized under SFAS 123R were $0.8 million and $1.5 million for the three and six months ended June 30, 2009, respectively, compared to $1.2 million and $2.2 million for the corresponding periods in 2008. The $0.4 million and $0.7 million decreases in stock-based compensation expenses for the three and six month periods ending June 30, 2009, respectively, compared to the corresponding periods in 2008, were primarily due to a lower fair value per share of stock options granted to employees in 2009 as well as a recovery of expense for unvested cancelled shares.

The table below sets out stock-based compensation expenses recognized under SFAS 123R for the three and six months ended June 30, 2009 and 2008, including CVR expenses related to options that vested in the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(In thousands)
Cost of product revenue	$107	$158	$213	$285
Research and development	193	321	353	602
Sales and marketing	226	314	389	519
General and administrative	271	433	541	817

	$797	$1,226	$1,496	$2,223

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

Convertible debt valuation adjustments. Convertible debt valuation adjustments were unfavorable by $16.9 million and $22.3 million for the three and six months ended June 30, 2009, respectively, compared to unfavorable by $0.1 million and favorable by $4.8 million for the corresponding periods in 2008. Pursuant to the guidelines set forth in SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” we elected to initially and subsequently measure the 0% Notes as a hybrid debt instrument in its entirety with adjustments to the fair value reflected in the consolidated statement of operations. As of June 30, 2009, the fair value of the 0% Notes approximated the outstanding accreted value of the 0% Notes, including the premium make-whole amount due upon completion of the tender offer by LabCorp of $26.3 million, which represents the carrying value of $25.9 million and the premium make-whole amount of $0.4 million. As a result of the issuance of the 0% Notes, we were required to value and account for certain derivative instruments embedded in the Pfizer Note with adjustments to the fair value reflected in the consolidated statement of operations. We elected to early adopt SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” to measure the Pfizer Note as a hybrid debt instrument in its entirety using the framework established by SFAS 157 for measuring fair value. For the six months ended June 30, 2009, these valuations led to a $6.4 million increase to the net carrying value of the Pfizer Note with a corresponding charge to the condensed consolidated statement of operations and a $15.9 million increase to the net carrying value of the 0% Notes, to fair value with a corresponding charge to the consolidated statement of operations. As of June 30, 2009, the fair value of the Pfizer Note approximated the amount due upon completion of the tender offer by LabCorp of $25.0 million. The Pfizer Note is due in less than twelve months and, accordingly, has been reclassified from a long-term liability to a current liability in the condensed consolidated balance sheet as of June 30, 2009.

Interest (expense) income, net. We recorded approximately $0.2 million and $0.4 million in interest expense, net, for the three and six months ended June 30, 2009, respectively. We recorded nominal interest income and approximately $0.1 million in interest expense, net, for the three and six months ended June 30, 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2009, we incurred a net loss from operations of $35.0 million. Cash and cash equivalents declined from $16.0 million at December 31, 2008 to $13.1 million at June 30, 2009, and borrowings under our Credit and Security Agreement (“Credit Agreement”) increased from $9.6 million to $10.0 million, respectively, during the same period. Under the terms of the Credit Agreement, we are prohibited from incurring certain types of indebtedness and certain liens on our assets. It is also subject to certain other affirmative and negative covenants as set forth in the Credit Agreement. An event of default under the indebtedness to GE will occur if, among other things, we are delinquent in making payments of principal, interest or fees on the revolving credit line; fails, following notice, to cure a breach of a covenant under the Credit Agreement; a representation or warranty under the Credit Agreement is materially inaccurate; certain liquidation or bankruptcy proceedings are commenced or certain orders are granted against us; the security interests granted by us in favor or GE fail, in certain circumstances, to constitute valid security interests; or an acceleration event occurs under certain types of our other secured indebtedness outstanding from time to time. If an event of default occurs, the indebtedness to GE under the Credit Agreement could be accelerated, such that it becomes immediately due and payable. We are in compliance with all covenants under the Credit Agreement as of June 30, 2009.

The decline in our cash and cash equivalents were primarily driven by cash used to fund losses from operations, cash used to fund working capital and cash used to purchase property and equipment, partially offset by net proceeds from short-term borrowings. We actively review our cash requirements, working capital changes, capital expenditures and borrowing availability.

We have funded our operations, since inception, primarily through public and private sales of common and preferred stock, issuance of convertible debt, equipment financing arrangements, product revenue, contract revenue, advances by pharmaceutical company customers and borrowings under a revolving line of credit. In May 2006, we issued a 3% Senior Secured Convertible Note to Pfizer in the principal amount of $25.0 million (“Pfizer Note”), which matures on May 19, 2010 and is recorded as a current liability in the consolidated balance sheet as of June 30, 2009. See Note 9 “Collaboration and Note Purchase Agreement” for further discussion. In January 2007, we issued 0% Convertible Senior Unsecured Notes (“0% Notes”) to a single qualified institutional buyer. The aggregate purchase price for the 0% Notes was approximately $22.5 million. Although due in 2026, the 0% Notes may be called by the holder of the 0% Notes at December 31, 2011, December 31, 2016 or December 31, 2021, at a price equal to 100% of the accreted value. See Note 8 “0% Convertible Senior Unsecured Notes” for further discussion. At June 30, 2009 and December 31, 2008, we had borrowings under a Credit and Security Agreement (“Credit Agreement”) of $10.0 million and $9.6 million, respectively. See Note 10 “Credit and Security Agreement” for further discussion. The Credit Agreement provides us with borrowings against eligible accounts receivable up to a maximum of $10 million, and expires on March 27, 2010.

Upon completion of the tender offer, the amounts due under the Pfizer Note, the 0% Notes and the Credit Agreement will become due and payable, at the option of the lenders, and pursuant to the terms of the agreements. Pursuant to the Merger Agreement, upon completion of the tender offer, LabCorp has agreed to fund, as needed, the operations of the Company and to fund the Company’s obligations under the Pfizer Note, the 0% Notes and the Credit Agreement.

As of June 30, 2009, we anticipate that our sources of liquidity will be sufficient to meet our cash requirements for operations without the disposition of assets outside of the ordinary course of business or significant revisions of our planned operations through the next twelve months. However, if the proposed acquisition by LabCorp does not get completed, then we will need to restructure or refinance the Pfizer Note and replace or extend the Credit Agreement, both of which mature or expire within twelve months. Failure to do so would seriously and adversely impact our liquidity. If such restructuring or refinancing of the Pfizer Note and replacement or extension of the Credit Agreement are not possible on commercially reasonable terms, we may be required to curtail operations, or sell significant assets and this could adversely impact the our business and liquidity. Even if such restructuring or refinancing is available, we may still consider it necessary to further reduce our costs due to uncertainty in the economic environment and our business, and in this circumstance, our business and liquidity could be severely and adversely affected. In addition, if the proposed acquisition by LabCorp does not get completed, we may choose to raise additional capital given market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans. These funds may not be available on favorable terms, or may not be available at all. We continue to experience negative cash flow from operations and this may continue through at least the remainder of 2009.

Net cash used in operating activities of $2.6 million for the six month period ending June 30, 2009, was primarily to fund our operating losses of $8.6 million, including expenditures related to the research and development of our oncology products offset by net cash proceeds of $6.0 million from working capital, which includes the impact from timing of our accounts receivable collections. Net cash used in operating activities of $8.4 million for the six months ending June 30, 2008, was primarily to fund operating losses of $7.4 million for our HIV and oncology activities as well as $1.0 million used to fund working capital, which includes the impact from timing of our accounts receivable collections. Cash flows from operating activities primarily relates to net operating losses and can vary significantly due to various factors including changes in accounts receivable, accrued liabilities and deferred revenue related to arrangements with customers. The average collection period of our accounts receivable is dependent on various factors, including the type of revenue (i.e. patient testing, pharmaceutical company testing or contract revenue), reimbursement processes, payment terms related to that revenue, whether the related revenue was recorded at the beginning or end of a period, and general economic conditions.

Net cash used for investing activities of $0.6 million for the six months ended June 30, 2009, resulted primarily from capital expenditures. Net cash provided by investing activities of $5.5 million for the six months ended June 30, 2008, resulted primarily from net maturities of short-term investments of $6.9 million offset by capital expenditures of $1.4 million.

Net cash provided by financing activities of $0.4 million for the six months ended June 30, 2009, resulted primarily from net proceeds from loans payable. Net cash provided by financing activities of $6.1 million for the six months ended June 30, 2008, resulted from $5.6 million in net proceeds from loans payable and $0.5 million from proceeds from the issuance of our common stock.

As of June 30, 2009, we held several leases and a sublease of buildings and office space in South San Francisco, California as follows:

•	Two leases of approximately 41,000 and 40,000 square feet, respectively, of laboratory and office space through April 2018; and

•	A sublease of approximately 27,000 square feet of laboratory and office space through May 2011.

In connection with the merger with ACLARA, we issued CVRs to ACLARA stockholders and were obligated to issue CVRs to holders of assumed ACLARA stock options upon future exercise of those options. In June 2006, the amount payable related to the outstanding CVRs was determined to be $5.28 per CVR and holders of assumed ACLARA options are entitled to receive a cash payment of $5.28, upon future exercise of those options. At June 30, 2009, assumed ACLARA options to purchase approximately 350,000 shares of the Company’s common stock were outstanding and exercisable. The aggregate potential liability related to these options at June 30, 2009, was $1.9 million, which is reflected on the condensed consolidated balance sheet in current liabilities. At the effective time of the merger, all outstanding options to purchase the Company’s shares will be fully vested immediately prior to the effective time of the merger and will be cancelled at the effective time in exchange for the right to receive the excess, if any, of the offer price over the exercise price of such option adjusted for any associated CVR payments, multiplied by the number of shares subject to the option immediately prior to the effective time of the merger.

See Note 5 “Contingent Value Rights,” of the condensed consolidated financial statements for further information.

At June 30, 2009, future minimum payments under our contractual obligations, excluding the lease assignment guarantee and CVR’s, are as follows:

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(In thousands)
Purchase obligations	$1,112	$285	$-	$-	$1,397
Operating lease obligations	3,192	7,173	7,600	16,294	34,259
Equipment financing arrangements	56	-	-	-	56
0% Convertible Senior Unsecured Note	-	30,000	-	-	30,000
3% Senior Secured Convertible Note	25,000	-	-	-	25,000
3% Convertible Note interest payment (1)	849	-	-	-	849
Loans payable	10,000	-	-	-	10,000

Total	$40,209	$37,458	$7,600	$16,294	$101,561

(1)   Subject to certain limitations, we are entitled to make such interest payments using shares of our common stock.

Off-balance sheet arrangements. In June 2002, the Company assigned a lease of excess laboratory and office space and sold the related leasehold improvements and equipment to a third party. In October 2007, we extended the terms of the subleased office space relating to this lease assignment, which decreases our payment obligation in the event of default by the assignee. In the event of default by the assignee, the Company would be contractually obligated for payments under the lease of: $0.3 million in 2009; $0.7 million in 2010 and $0.3 million in 2011.

The contractual obligations discussed above are fixed costs. If we are unable to generate sufficient cash from operations to meet these contractual obligations, we may have to raise additional funds. These funds may not be available on favorable terms or at all.

Capital and liquidity considerations. Our future capital expenditures will depend on whether the merger with LabCorp is completed. We expect that we will have to make substantial investments in operating and capital expenditures as we develop and commercialize new clinical testing products and expand the availability of our current testing products. For the three and six months ended June 30, 2009, our capital expenditures were approximately $0.3 million and $0.6 million, respectively. While we do not currently have any additional material commitments for future capital expenditures, we expect to incur capital expenditures for our existing facilities. In the future, we may incur additional capital expenditures as we expand our clinical laboratory to accommodate commercial availability of VeraTag assays for oncology, expand our commercial infrastructure in anticipation of the introduction of other oncology products, potentially establish an FDA compliant manufacturing facility and make our HIV and oncology assays available globally in support of drugs for which our tests may be important diagnostics.

Depending on whether the merger with LabCorp is completed, from time to time, we may consider possible strategic transactions, including the potential acquisitions of products, technologies and companies, with the goal of growing our business and maximizing stockholder value. Such transactions, if any, could materially affect our future liquidity and capital resources. We may need to obtain additional funding by entering into new collaborations and strategic partnerships to enable us to develop and commercialize our products. Even if we receive funding from future collaborations and strategic partnerships, we may need to raise additional capital in the public equity markets, through private equity financing or through debt financing. Equity and debt financings and debt restructurings may be significantly more difficult if current market conditions do not improve or if they deteriorate further. Any additional equity financing or debt restructuring may also be dilutive to stockholders, and debt financing, if available, may involve additional restrictive covenants. Our failure to raise capital, when needed, may harm our business and operating results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our debt obligations primarily in the form of convertible notes and our investment portfolio. Our debt obligations are subject to interest rate and market risk due to the convertible features of our notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Our investment portfolio may consist of fixed-rate securities, which may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principle if forced to sell securities that have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we may invest in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we would maintain investments at an average maturity of generally less than two years.

As of June 30, 2009, the Company has moved its funds available for investing into cash equivalents such as money market accounts. However, we may continue to have risk exposure to our holdings in cash, money market accounts and cash equivalents, which may adversely impact the fair value of our holdings. As of June 30, 2009, there were no indicators of credit risk impact to the valuation of our current cash, money market accounts and other cash equivalents.

The fair market value of the 0% Notes, Pfizer Note and interest cost to us under the revolving credit line with GE are also subject to interest rate risk. Generally, the fair market value of the 0% Notes and the Pfizer Note will increase as interest rates fall and decrease as the interest rates rise, but the interest rate changes do not impact our financial position, cash flows or results of operations. Additionally, the fair market value of our debt obligations includes input from management regarding the probability of certain events occurring during the term of the debt. Assuming a hypothetical decrease of five percentage points in probability of fundamental change, the fair value of our Pfizer Note and 0% Notes, as of June 30, 2009, would have decreased by approximately $0.1 million and $0.5 million, respectively. We also have exposure to changes in interest rates on our revolving credit line with GE, which bears interest at a rate per annum equal to a published LIBOR rate plus 4.75%. As of June 30, 2009, $10 million was outstanding under the revolving credit line.

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

Several class action lawsuits have been filed in relation to the proposed merger with Laboratory Corporation of America Holdings, or LabCorp, Additionally, ACLARA, with which we merged, and certain of its former officers and directors, referred to together as the ACLARA defendants, are named as defendants in a securities class action lawsuit filed in the United States District Court for the Southern District of New York. See Note 6, “Commitments and Contingencies,” to the financial statements included with this Quarterly Report on Form 10-Q for further discussion and a description of material developments in this legal proceeding.

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

Risks Related to the Proposed Merger

If a sufficient number of shares are not tendered pursuant to the pending tender offer, the merger may not be completed and Monogram’s business and liquidity could be impaired. *

If LabCorp, through its wholly owned subsidiary, acquires at least 90% of our issued and outstanding shares pursuant to the tender offer (including through the exercise of the Top-Up Option), the merger can be effected as a “short form merger” under Delaware law. A short form merger would enable LabCorp to complete the acquisition of Monogram without any action on the part of the other holders of our shares. If LabCorp satisfies the minimum condition for completion of the tender but does not acquire 90% of the issued and outstanding Shares pursuant to the tender offer (including through the exercise of the Top-Up Option), we will be required to hold a stockholder meeting in order to obtain the approval of our stockholders to consummate the merger. Although this would not prevent the merger from occurring because LabCorp would control a sufficient number of our shares to approve the merger, it would delay the completion of the merger and could create uncertainty for Monogram’s employees, customers and collaborators and our business could be adversely affected. If less than the required minimum number of shares are tendered, then neither the tender offer nor the merger may be completed and this could also cause significant uncertainty for Monogram’s employees, customers and collaborators and our business could be severely and adversely affected.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally. *

Our executive officers and directors may have interests in the merger that are different from, or are in addition to, those of Monogram stockholders generally. These interests include direct or indirect ownership of Monogram common stock and stock options, the potential receipt of retention and/or change in control payments by certain Monogram executive officers in connection with the proposed merger with LabCorp and revised employment terms with LabCorp for certain Monogram executive officers after completion of the merger.

If Monogram and LabCorp are not able to complete the pending tender offer and merger, we may elect to pursue a different strategic transaction. Failure to complete the tender offer and merger will require that we restructure or refinance our debt, which may not occur on commercially reasonably terms or at all. *

Neither we nor LabCorp can assure you that we will successfully complete the pending tender offer and close the merger in a timely manner or at all. The Merger Agreement is subject to customary closing conditions and is contingent upon the tender of a sufficient number of shares held by our current stockholders pursuant to the cash tender offer. If LabCorp and we do not close the pending tender offer and merger, our Board of Directors may elect to attempt to complete a different strategic transaction. Attempting to complete a different strategic transaction would prove to be costly and time consuming, and we cannot make any assurances that a future strategic transaction will occur on commercially reasonable terms or at all. In addition, if the pending tender offer and merger with LabCorp are not completed, we will need to restructure or refinance the Pfizer Note and replace or extend the Credit Agreement, both of which mature or expire within twelve months. Failure to do so would seriously and adversely impact our liquidity. If such restructuring or refinancing of the Pfizer Note and replacement or extension of the Credit Agreement are not possible on commercially reasonable terms, we may be required to curtail operations, or sell significant assets and this could adversely impact the our business and liquidity. We cannot make any assurance that we will be able to restructure or refinance our debt, including the Pfizer Note, the 0% Notes and the Credit Agreement, on commercially reasonable terms, or at all.

Failure to complete the pending tender offer and merger could adversely affect our stock price and our future business and operations. *

The merger with LabCorp is subject to customary closing conditions and is contingent upon the tender of a sufficient number of shares held by our current stockholders pursuant to the cash tender offer. Neither we nor LabCorp can assure you that the merger will occur. In the event that the merger is not consummated, we may be subject to significant costs, including legal, accounting and advisory fees related to the merger, which must be paid even if the merger is not completed, and the payment of a termination fee under certain circumstances. If the merger is not consummated, the market price of our common stock could decline as a result. In addition, if the merger is not completed, we may fail to retain key employees who have sought and obtained different employment in anticipation of the merger being completed.

Risks Related to Our Business

We have not achieved profitability and we anticipate continuing losses, which may cause our stock price to fall. *

We have experienced significant losses each year since inception, and we expect to continue to incur additional losses as we complete the development of the VeraTag technology and commercialize products for oncology. We have experienced losses applicable to common stockholders of $35.0 million for the six month period ended June 30, 2009. As of June 30, 2009, we had an accumulated deficit of approximately $334.2 million. We expect to continue to incur losses, primarily as a result of expenses related to:

•	research and product development costs, including the continued development and clinical validation of the VeraTag technology and products based on that technology;

•	sales and marketing activities related to existing and planned products, including the development of a sales organization focused on the oncology market;

•	general and administrative costs to support growth of the business;

•	interest expense related to outstanding debt;

•	non-cash adjustments in our statement of operations to reflect changes in the fair value of our outstanding convertible debt;

•	recognition of costs in our statement of operations associated with certain product revenues that are deferred due to the accounting for our collaboration with Pfizer;

•	non-cash adjustments relating to stock-based compensation; and

•	expenses related to the merger, which must be paid even if the merger is not completed.

If our losses continue, our liquidity may be impaired, our stock price may fall and our stockholders may lose part or all of their investment.

In the event that the merger with LabCorp is not completed and we need to raise additional capital, or restructure or refinance our existing debt, our stockholders could experience substantial additional dilution. If such financing or restructuring is not available on commercially reasonable terms, or at all, our liquidity could be adversely impacted and we may have to significantly curtail our operations or sell significant assets. *

We anticipate that our sources of liquidity will be sufficient to meet our cash requirements for operations without the disposition of assets outside of the ordinary course of business or significant revisions of our planned operations through the next twelve months. However, if the proposed acquisition by LabCorp does not get completed, then we will need to restructure or refinance the Pfizer Note and replace or extend the Credit Agreement, both of which mature or expire within twelve months. Failure to do so would seriously and adversely impact our liquidity. If such restructuring or refinancing of the Pfizer Note and replacement or extension of the Credit Agreement are not possible on commercially reasonable terms, we may be required to curtail operations, or sell significant assets and this could adversely impact our business and liquidity. Even if such restructuring or refinancing is available, we may still consider it necessary to further reduce our costs due to uncertainty in the economic environment and our business, and in this circumstance, our business and liquidity could be severely and adversely affected. In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans. These funds may not be available on favorable terms, or may not be available at all. We continue to experience negative cash flow from operations and this may continue through at least the remainder of 2009.

The new class of drugs for treatment of HIV, known as CCR5 antagonists, including Pfizer’s Selzentry™ , is important to Monogram’s business due to the use of the Trofile Assay for selection of patients. The CCR5 class and Selzentry may not be successful. While Selzentry has been approved by the FDA for use with treatment experienced patients and is in use for that indication, it may not achieve significant market adoption and may not be approved by the FDA for the broader indication of treatment naïve patients. While Trofile has been used to select patients in all phase III clinical trials to date for CCR5 antagonists, including that for Selzentry, and is currently in use for patient selections, physicians may not continue to use Trofile for this purpose.

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

We derive a significant portion of our revenues from a small number of customers and our revenues may decline significantly if any major customer cancels, reduces or delays a purchase of our products. *

Our revenues to date consist, and are anticipated to consist for the remainder of 2009, largely of sales of HIV testing products. We have significant customer concentration and the loss of any major customer or the reduced use of our products by a major customer could have a significant negative impact on our revenue. Our revenue derived from tests performed for beneficiaries of Medicare and Medicaid programs represented approximately 25% and 19% of the Company’s revenues for the six months ended June 30, 2009 and 2008, respectively. Additionally, gross accounts receivable balances from Medicare and Medicaid represented 29% and 35% at June 30, 2009 and December 31, 2008, respectively. Other significant customers included: Schering-Plough representing approximately 11%, and 16% and Quest Diagnostics Incorporated representing approximately 9% and 11% of our total revenue for the six month periods ending June 30, 2009 and 2008, respectively. It is likely that we will have significant customer concentration in the future.

Following our entry into the Collaboration Agreement with Pfizer in May 2006, and the amendment of our services agreement with Pfizer, we expect Pfizer’s significance as a customer will grow. As of June 30, 2009 and December 31, 2008, we had approximately $27.9 million and $21.5 million, respectively, of deferred revenue under the Pfizer Collaboration. The original term of the Collaboration Agreement with Pfizer will expire on December 31, 2009, subject to Pfizer’s right to renew the Agreement for up to five one year extensions upon notice to Monogram six months prior to term expiration. Pfizer has exercised its right to renew the Collaboration Agreement for the first of these one-year terms through December 2010. Although certain of our agreements with pharmaceutical company customers have provisions for minimum purchases, these provisions are generally subject to annual renewal or cancellation provisions. The loss of any major customer, a slowdown in the pace of increasing physician and physician group sales as a percentage of sales, cancellation or non-renewal of agreements with pharmaceutical company customers, the delay of significant orders from any significant customer, even if only temporary, or delays or terminations of clinical trials by pharmaceutical company customers, could have a significant negative impact on our revenues and our ability to fund operations from revenues, generate cash from operations or achieve profitability.

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

Billing complexities associated with health care payers could delay our accounts receivable collection, impair our cash flow and limit our ability to reach profitability. *

Billing for laboratory services is complex. Laboratories must bill various payers, such as Medicare, Medicaid, insurance companies, doctors, employer groups and patients, all of whom have different requirements. Our revenue derived from tests performed for beneficiaries of the Medicare and Medicaid programs represented approximately 25% and 19% of our revenue for the three month periods ending June 30, 2009 and 2008, respectively. In addition, gross accounts receivable balances from Medicare and Medicaid represented 29% and 35% of our gross accounts receivable balance at June 30, 2009 and December 31, 2008, respectively. Billing difficulties often result in a delay in collecting, or ultimately an inability to collect, the related receivable. This impairs cash flow and ultimately reduces profitability if we are required to record bad debt expense and/or contractual adjustments for these receivables. We recorded bad debt expense of $0.6 million and $0.4 million for the six months ended June 30, 2009, and 2008, respectively.

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

With respect to our viral disease portfolio, we have approximately 80 granted, issued, allowed and pending patent applications in the United States and in other countries, including 29 issued patents as of June 30, 2009. With respect to our VeraTag technology, including our current and planned oncology products, we have approximately 73 granted, issued, allowed and pending patent applications in the United States and in other countries, including 36 issued patents as of June 30, 2009.

We have 91 granted, issued, allowed and pending patent applications in the United States and in other countries as of June 30, 2009, including 72 issued or allowed patents, relating to the historic microfluidics business of ACLARA. These microfluidics patents and patent applications have been licensed to Caliper Life Sciences, Inc. and we may receive certain royalties pursuant to this license agreement. We have received and will receive cash payments, including up-front and annual payments for the outlicense. In addition, we will receive royalty payments relevant to exactly which of the outlicensed patents are implicated. For some of the outlicensed patents, we will receive a flat royalty on all products for which Caliper grants a sublicense. On others, we will share sublicensing revenue based upon a formula determined according to the quality and quantity of Caliper patents implicated in the Caliper sublicense.

Other companies may have patents or patent applications relating to products or processes similar to, competitive with or otherwise related to our current and planned products. Patent law relating to the scope of claims in the technology fields in which we operate, including biotechnology and information technology is still evolving and, consequently, patent positions in these industries are generally uncertain. We will not be able to assure you that we will prevail in any lawsuits regarding the enforcement of patent rights or that, if successful, we will be awarded commercially valuable remedies. In addition, it is possible that we will not have the required resources to pursue offensive litigation or to otherwise protect our patent rights.

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

We are subject to litigation, including but not limited to litigation initiated in connection with the tender offer and merger with LabCorp, which could be time consuming and divert our resources and the attention of our management. *

On June 30, 2009, a single plaintiff, Tim Bleymeyer, initiated a putative shareholder class action lawsuit in the Court of Chancery of the State of Delaware against Monogram, LabCorp, Mastiff, and individual members of our board of directors (the “Defendants”). The action, styled Tim Bleymeyer v. Monogram Biosciences, Inc., et al., Civil Action No. 4703-CC (“Bleymeyer Action”), alleges that (i) individual members of our board of directors violated their fiduciary duties to our stockholders, including their duties to (a) fully inform themselves of our market value before taking action, (b) act in the interests of the equity owners, (c) maximize shareholder value, (d) obtain the best financial and other terms when Monogram’s existence will be materially altered by the transaction, (e) act in accordance with fundamental duties of loyalty, care and good faith and (f) act independently in the best interest of the corporation and its shareholders, and (ii) LabCorp and Monogram aided and abetted the other defendants in the breaches of their fiduciary duties. Bleymeyer seeks to enjoin the acquisition of Monogram by Mastiff and LabCorp and requests monetary damages in an unspecified amount. On July 6, 2009, Bleymeyer amended his complaint to include allegations stemming from alleged misstatements and omissions in our Schedule 14D-9. On July 7, 2009, a second complaint was filed in the Court of Chancery of the State of Delaware, styled Kurt Kvist v. Monogram Biosciences, Inc., et al., Civil Action No. 4717-CC (“Kvist Action”), asserting allegations and claims identical to those set forth in the Bleymeyer Action. On July 9, 2009, the Delaware Chancery Court issued an order consolidating the Bleymeyer and Kvist Actions into an action styled In re Monogram Biosciences, Inc. Shareholder Litigation, Civil Action No. 4703-CC (the “Delaware Action”). On July 9, 2009, the Delaware Chancery Court heard a motion for expedited proceedings submitted by the plaintiffs in the Bleymeyer and Kvist Actions (the “Delaware Plaintiffs”). On July 13, 2009, the Delaware Plaintiffs submitted a renewed motion for expedited proceedings raising only certain disclosure issues. On July 23, 2009, the Delaware Chancery Court scheduled a preliminary injunction hearing for July 28, 2009 limited to the disclosure issues identified in the renewed motion for expedited proceedings and related letter submissions. On July 23 and 24, 2009, Monogram produced a limited set of documents to Delaware Plaintiffs.

Defendants believe that the Delaware Action is entirely without merit and that they have valid defenses to all claims. Nevertheless, and despite their belief that they ultimately would have prevailed in the defense of Delaware Plaintiffs’ claims, to minimize the costs associated with this litigation, on July 27, 2009, Defendants and Delaware Plaintiffs entered into a memorandum of understanding (“MOU”) contemplating the settlement of all claims in the Delaware Action. Under the MOU, subject to court approval and further definitive documentation, Delaware Plaintiffs and the putative class agreed to settle and release, against Defendants and their affiliates and agents, any and all claims in the Delaware Action and any potential claim related to the Offer and the merger, the fiduciary obligations of the Defendants, the negotiations in connection with the Offer, the merger and the disclosure obligations of the Defendants in connection with the Offer and the merger, the alleged aiding and abetting of any breach of fiduciary duty, any alleged conflict of interest of any remuneration or employment benefits to any individual made in connection with the Offer and the merger and all other allegations in the Delaware Action. Pursuant to the terms of the MOU, we agreed to provide additional supplemental disclosures to our Schedule 14D-9. Defendants have also agreed not to oppose any fee application by Plaintiffs’ counsel that does not exceed $215,000. The settlement is contingent upon, among other things, approval of the fee award by the Chancery Court and the merger becoming effective under Delaware law.

On June 26, 2009, a single plaintiff, Andrei Pevgonen, initiated a putative shareholder class action in Superior Court of the State of California, San Francisco County, against the Defendants. The action, styled Andrei Pevgonen v. William Young, et al., Case No. CGC-09-489866 (“1st SF Action”), alleged that (i) individual members of our board of directors violated their fiduciary duties to the our stockholders, including their duties of loyalty, good faith, independence and candor, and allegedly failed to maximize value for our stockholders by conducting an unfair sales process and entering into the Merger Agreement, and (ii) LabCorp and Monogram aided and abetted the other defendants in the breach of their fiduciary duties. Pevgonen sought to enjoin the acquisition of Monogram by Mastiff and LabCorp and requested monetary damages in an unspecified amount. On July 2, 2009, Pevgonen filed an amended complaint, which added allegations and a breach of fiduciary duty claim stemming from alleged misstatements and omissions in Monogram’s Schedule 14D-9, which was filed with the SEC on July 1, 2009. On July 2, 2009, a second putative class action was initiated in Superior Court of the State of California, San Francisco County, styled Charulata Patel v. Monogram Biosciences, Inc., et al, Case No. CGC-09-490059 (“2nd SF Action”). The complaint in the 2nd SF Action alleged similar claims to those made in the 1st SF Action. Both actions were voluntarily dismissed by plaintiffs on July 10 and July 7, 2009, respectively. On July 7, 2009, Andrei Pevgonen filed a complaint in Superior Court of California, San Mateo County (the “Court”), styled Andrei Pevgonen v. William Young, et al., Case No. Civ. 485636 (the “California Action”), asserting the same allegations and claims that he made in the 1st SF Action. On July 8, 2009, Pevgonen filed an amended complaint, adding named plaintiffs Charulata Patel and Rebecca Jordan (collectively “California Plaintiffs”). On July 14, 2009, the San Mateo Superior Court stayed the California Action for ninety (90) days because a similar, parallel action was proceeding in Delaware (the “Stay”). On July 23, 2009, California Plaintiffs filed a Notice of Case Update, requesting a status conference to discuss whether the Stay should be lifted (the “Request”). Defendants opposed and, on July 24, 2009, the Court denied California Plaintiffs’ Request. On July 28, 2009, Defendants and California Plaintiffs entered into a memorandum of understanding, pursuant to which California Plaintiffs agreed to request the Court to enter an Order to dismiss the California Action with prejudice and to release, against Defendants, and their affiliates and agents, any and all claims in the California Action and any potential claim related to the Offer and the merger, the fiduciary obligations of the Defendants, the negotiations in connection with the Offer and the merger, the disclosure obligations of the Defendants in connection with the Offer and the merger, the alleged aiding and abetting of any breach of fiduciary duty, any alleged conflict of interest of any remuneration or employment benefits to any individual made in connection with the Offer and the merger, and all other allegations in the California Action. Defendants agreed not to oppose any fee application to be submitted by California Plaintiffs’ counsel that does not exceed $65,000.

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

        On April 2, 2009, a motion was filed for preliminary approval of a proposed settlement between all parties, including the Company and its former officers and directors. The proposed settlement provides the plaintiffs with $100 million recoveries being paid on behalf of the Issuer Defendants and their officers and directors by the Issuers’ insurers. Accordingly, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. On June 12, 2009, the Federal District Court granted preliminary approval of the proposed settlement. The preliminarily approved settlement is subject to a final hearing on fairness and final approval by the Federal District Court overseeing the IPO Litigation and may potentially be subject to appellate review by United States Court of Appeals for the Second Circuit.

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

We engage one or more third parties to manage some of our cash consistent with an investment policy that allows a range of investments and maturities. The investments are intended to preserve principal while providing liquidity adequate to meet projected cash requirements. Risks of principal loss are intended to be minimized through diversified short and medium term investments of high quality, but the investments are not, in every case, guaranteed or fully insured. In light of recent changes in the credit market, some high quality short-term investment securities, similar to the types of securities that we invest in, have suffered illiquidity or events of default. From time to time, we may suffer losses on our marketable securities, which could have a material adverse impact on our operations. Due to current market conditions, our cash available for investing has been placed in money market accounts as of June 30, 2009.

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

Concentration of ownership among some of our stockholders may prevent other stockholders from influencing significant corporate decisions. *

As of June 30, 2009, approximately 54% of our common stock is beneficially held by our directors, our executive officers, and greater than five percent stockholders. Consequently, a small number of our stockholders may be able to substantially influence our management and affairs. If acting together, they would be able to influence most matters requiring the approval by our stockholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change in control of Monogram Biosciences at a premium price if these stockholders oppose it.

If our stockholders or convertible note holders sell substantial amounts of our common stock, the market price of our common stock may fall. *

If our stockholders or convertible note holders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, or conversion of our outstanding convertible debt, the market price of our common stock may fall. As of June 30, 2009, we had outstanding options under our employee stock options plan to purchase approximately 4.7 million shares of our common stock, which represents 21% of our common stock outstanding on June 30, 2009, at a weighted-average price of $10.59 per share. Our outstanding convertible notes are convertible at the option of the holders into shares of our common stock. We registered both the shares of common stock issuable upon conversion of the 0% Notes and the shares issuable upon conversion of the Pfizer Note. Accordingly, so long as these registration statements are effective, the common stock issued upon conversion of the 0% Notes and the Pfizer Note will be freely tradable in the public markets without restriction. The conversion of these notes into common stock could result in the issuance of a substantial number of shares and substantial dilution to our stockholders. Sales of substantial amounts of our common stock, including hedging activities by our convertible note holders, or the perception that such sales could occur, whether currently outstanding, or issued as the result of option exercises or conversion of convertible debt, might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Sales of a substantial number of shares could occur at any time. This may decrease the price of our common stock and may impair our ability to raise capital in the future.

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

Our stock price may be volatile, and our common stock could decline in value or may be delisted from the NASDAQ Global Market. *

The market prices for securities of biotechnology companies in general have been highly volatile and may continue to be highly volatile in the future. Our stock price has fluctuated widely during the last few years from a low closing price of $1.61 per share in June 2009 to a high of $26.10 per share in January 2004. The following factors, in addition to other risk factors described in this section, may have a significant negative impact on the market price of our common stock:

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

The following sets forth the number of shares of our common issued in the second quarter of 2009. For these issuances, we relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) as they did not involve any public offering:

On April 1, 2009, we issued 79,274 shares of our common stock to Pfizer Inc representing an interest payment of approximately $0.2 million under the 3.0% Senior Secured Convertible Note due May 19, 2010, as amended and restated January 12, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Footnote	Exhibit Number
(1)	2.1	Agreement and Plan of Merger and Reorganization, dated as of May 28, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(2)	2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of October 18, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(10)	2.3	Agreement and Plan of Merger, dated as of June 22, 2009, among Laboratory Corporation of America Holdings, Mastiff Acquisition Corp. and Monogram BioSciences, Inc.

(3)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(3)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(4)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(5)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(6)	3.1.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed November 3, 2008.

(3)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(3)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(3)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(3)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(3)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(7)	3.5	Amended and Restated Bylaws.

	4.1	Reference is made to Exhibits 3.1 through 3.5.

(6)	4.2	Specimen Stock Certificate.

(4)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

(8)	4.4	Form of Indenture by and between Monogram Biosciences, Inc. and U.S. Bank National Association, as trustee.

(9)	4.5	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.

(10)	10.1	Option Termination Letter.

(10)	10.2	Form of Indemnity Agreement.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934.

(10)	99.1	Form of Support Agreement – Director.

Exhibit Footnote	Exhibit Number
(10)	99.2	Form of Support Agreement – Executive Officers.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed on June 1, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2004 and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) filed on February 5, 2003 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed on November 4, 2008 and incorporated herein by reference.

(7)	Filed as an exhibit to our Current Report on Form 8-K on December 10, 2007 and incorporated herein by reference.

(8)	Filed as an exhibit to our Current Report on Form 8-K filed on January 12, 2007 and incorporated herein by reference.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.

(10)	Filed as an exhibit to our Current Report on Form 8-K filed on June 24, 2009 and incorporated herein by reference.

MONOGRAM BIOSCIENCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of San Mateo, State of California, on July 28, 2009.

Monogram Biosciences, Inc.

By:	/s/ William D. Young
William D. Young
Chief Executive Officer
(On Behalf of the Registrant)

/s/ Alfred G. Merriweather
Alfred G. Merriweather
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

MONOGRAM BIOSCIENCES, INC.

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number
(1)	2.1	Agreement and Plan of Merger and Reorganization, dated as of May 28, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(2)	2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated as of October 18, 2004, by and among ViroLogic, Inc., Apollo Acquisition Sub, Inc., Apollo Merger Subsidiary, LLC and ACLARA BioSciences, Inc.

(10)	2.3	Agreement and Plan of Merger, dated as of June 22, 2009, among Laboratory Corporation of America Holdings, Mastiff Acquisition Corp. and Monogram BioSciences, Inc.

(3)	3.1	Amended and Restated Certificate of Incorporation, filed July 17, 2000.

(3)	3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed February 4, 2003.

(4)	3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, filed December 10, 2004.

(5)	3.1.3	Certificate of Ownership and Merger, filed September 6, 2005.

(6)	3.1.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed November 3, 2008.

(3)	3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed June 29, 2001.

(3)	3.2.1	Certificate of Correction to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, filed July 23, 2001.

(3)	3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock, filed March 22, 2002.

(3)	3.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed November 15, 2002.

(3)	3.4.1	Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed February 4, 2003.

(7)	3.5	Amended and Restated Bylaws.

	4.1	Reference is made to Exhibits 3.1 through 3.5.

(6)	4.2	Specimen Stock Certificate.

(4)	4.3	Contingent Value Rights Agreement, dated December 10, 2004, by and between ViroLogic, Inc., and U.S. Bank National Association as trustee.

(8)	4.4	Form of Indenture by and between Monogram Biosciences, Inc. and U.S. Bank National Association, as trustee.

(9)	4.5	Form of (Common) Stock Purchase Warrant issued to holders of Series A Redeemable Convertible Preferred Stock.

(10)	10.1	Option Termination Letter.

(10)	10.2	Form of Indemnity Agreement.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) or Rule 15d-14(b) promulgated under the Securities Exchange Act of 1934.

Exhibit Footnote	Exhibit Number
(10)	99.1	Form of Support Agreement – Director.

(10)	99.2	Form of Support Agreement – Executive Officers.

(1)	Filed as an exhibit to our Current Report on Form 8-K filed on June 1, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2004 and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-3 (No. 333-102995) filed on February 5, 2003 and incorporated herein by reference.

(4)	Filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2004 and incorporated herein by reference.

(5)	Filed as an exhibit to our Current Report on Form 8-K filed on September 8, 2005 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed on November 4, 2008 and incorporated herein by reference.

(7)	Filed as an exhibit to our Current Report on Form 8-K on December 10, 2007 and incorporated herein by reference.

(8)	Filed as an exhibit to our Current Report on Form 8-K filed on January 12, 2007 and incorporated herein by reference.

(9)	Filed as an exhibit to our Current Report on Form 8-K filed on March 26, 2002 and incorporated herein by reference.

(10)	Filed as an exhibit to our Current Report on Form 8-K filed on June 24, 2009 and incorporated herein by reference.